Form 10QSB
period 1996-03-31
BELL TECHNOLOGY GROUP LTD
filed 1996-05-24
CIK 1003111

UNITED STATES
		                 SECURITIES AND EXCHANGE COMMISSION
		                     Washington, D.C. 20549

                        			   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
       	SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended March 31, 1996

                          					OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
      	 SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ____________

               		     Commission File No. 1-14168

        	 _____________Bell Technology Group Ltd.______________
  	       (Exact name of registrant as specified in its charter)

           	      ____________Delaware____________
	                 (State or other jurisdiction of
  		               incorporation or organization)

             	   ____________13-3781263_________________
	                (I.R.S. Employer Identification Number)

         	     611 Broadway, Suite 415, New York, New York
	               (Address of principal executive offices)

                        			    10012
	  		                       (Zip Code)

             ________________(212) 982-0800____________________
  	         (Registrant's Telephone Number, Including Area Code)


                      				  NOT APPLICABLE

(Former Name, Former Address and Former fiscal Year if changed since last report) Indicate by a check mark whether the registrant: (1) has filed all annual, quarterly and other reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

	Yes _X_    No ___

             	__________________3,040,352__________________
	             (Shares of Common Stock as of March 31, 1996)




                 			    Bell Technology Group Ltd.
		                        		and Subsidiaries


                       				Table of Contents


                                                 							      Page No.
PART I - FINANCIAL INFORMATION

Item  1.  Consolidated Balance Sheets                              2

    	 Consolidated Statements of Operations
	       For the Three Months Ended March 31, 1996 and 1995         3

	     Consolidated Statements of Operations
	       For the Six Months Ended March 31, 1996 and 1995           4

      Consolidated Statements of Cash Flows
	       For the Six Months Ended March 31, 1996 and 1995           5

    	 Notes to Consolidated Financial Statements                  6-7

Item  2. Management's Discussion and Analysis of Financial
       	   Condition and Results of Operations                    8-10

PART II - OTHER INFORMATION                                        11





            	 Bell Technology Group Ltd. and Subsidiaries
		                   Consolidated Balance Sheets
						                                         March 31,  September 30,
						                                             1996          1995
		                    Assets                   (Unaudited)
Current assets:
 Cash and cash equivalents                    $ 5,333,958    $   222,367
 Accounts receivable, net of allowance
 for doubtful accounts of $11,493 and
 $29,049 as of March 31, 1996 and
 September 30, 1995, respectively               1,455,432     1,423,548
 Inventories                                      576,791       843,904
 Prepaid expenses and other current assets         55,244        12,061
					                                          __________    __________
  Total current assets                          7,421,425     2,501,880
Property and equipment, net                       551,783       413,306
Deferred stock offering costs                           0        25,000
Other assets                                      114,806        21,364
					                                          __________    __________
     Total assets                             $ 8,088,014   $ 2,961,550
	       Liabilities and Stockholders' Equity
Current liabilities:
 Accounts receivable credit line              $         0   $   711,952
 Current portion of notes payable                  68,368        75,865
 Accounts payable                                 415,379     1,319,532
 Accrued expenses                                  94,660       118,414
 Deferred revenues                                 88,801        75,562
 Deferred income taxes                             20,816        20,816
					                                          __________    __________
   Total current liabilities                      688,024     2,322,141
 Long term notes payable, net of curr portion       8,765        47,050
 Note payable stockholder                               0       287,000
 Deferred income taxes                              6,235         6,562
                                   					       __________    __________
     Total liabilities                            703,024     2,662,753

Commitments and contingencies

Stockholders' equity:
 Preferred Stock, $.01 par value; 500,000 shares
  authorized; no shares issued and outstanding          0             0
 Common Stock, $.01 par value; 10,000,000 shares
  authorized; 3,040,352 and 1,725,000 shares
  issued and outstanding                           30,404        17,250
 Additional paid-in capital                     8,055,498       362,333
 Accumulated deficit                             (700,912)      (80,786)
                                    				       __________     _________
     Total stockholders' equity                 7,384,990       298,797

Total liabilities and stockholders' equity    $ 8,088,014   $ 2,961,550
				                                   	       ==========    ==========
                    			See accompanying notes)
			                            Page - 2 -



                		Bell Technology Group Ltd. and Subsidiaries
		                  Consolidated Statements of Operations
                            			    (Unaudited)


             						                           Three Months Ended
						                                             March 31,
					                                         1996           1995

Revenues                                 $ 2,342,616    $ 3,509,767
Costs and expenses:
  Cost of revenues                         1,877,463      2,976,047
  Selling, general and administrative        605,720        404,448
  Depreciation and amortization               37,436         33,363
                                  					   __________     __________
     Total costs and expenses              2,520,619      3,413,858
					                                     __________     __________
Income (loss) from operations               (178,003)        95,909

  Interest income (expense), net               4,856        (20,817)
  Write-off of Debt Issuance Costs          (256,351)
                                  					   __________     __________
Income (loss) before taxes                  (429,498)        75,092


Provision for taxes                                0         24,986
                                  					   __________     __________
Net income (loss)                        $  (429,498)   $    50,106
                                  					   ==========     ==========


Net earnings (loss) per share                 ($0.16)         $0.03


Weighted average shares outstanding        2,605,483      1,725,000








                     			    (See accompanying notes)

                              			   Page - 3 -








               		 Bell Technology Group Ltd. and Subsidiaries
		                   Consolidated Statements of Operations
			                               (Unaudited)


                                       						Six Months Ended
						                                           March 31,
					                                          1996          1995

Revenues                                 $ 4,764,877    $ 5,703,606
Costs and expenses:
  Cost of revenues                         3,890,703      4,646,101
  Selling, general and administrative      1,126,707        814,858
  Depreciation and amortization               67,181         61,726
					                                      __________     __________
     Total costs and expenses              5,084,591      5,522,685
					                                      __________     __________
Income (loss) from operations               (319,714)       180,921

  Interest income (expense), net             (44,061)       (47,265)
  Write-off of Debt Issuance Costs          (256,351)             0
                                   					   __________     __________
Income (loss) before taxes                  (620,126)       133,656


Provision for taxes                                0         50,427
                                   					   __________     __________
Net income (loss)                        $  (620,126)   $    83,229
					                                      ==========     ==========


Net earnings (loss) per share                 ($0.28)         $0.05


Weighted average shares outstanding        2,176,097      1,725,000










                     			    (See accompanying notes)


                            				    Page - 4 -






    	       Bell Technology Group Ltd. and Subsidiaries
		             Consolidated Statements of Cash Flows
			                        (Unaudited)
						                                            Six Months Ended March 31,
						                                                  1996         1995
Cash flows from operating activities:
 Net (loss) income                                 $ (620,126)  $   83,229
 Adjustments to reconcile net (loss) income to net
 cash provided by (used in) operating activities
   Depreciation                                        67,181       61,726
   Write-off and amort. of debt issuance costs        293,500            0
   Provision for deferred taxes                          (327)      11,712
   Changes in operating assets and liabilities:
   (Increase) in accounts receivable                  (31,884)    (540,809)
   Decrease (increase) in inventories                 267,113     (487,760)
   (Increase) in prepaid exp & other curr assets      (43,183)     (11,899)
   (Increase) in other assets                         (68,442)     (29,041)
   (Decrease) increase in accounts payable           (904,153)     761,527
   (Decrease) in accrued expenses                     (23,754)     (24,736)
   Increase in deferred revenues                       13,239       40,010
						                                             ___________  ___________
Net cash (used in) operations                      (1,050,836)    (136,041)
                                          						   ___________  ___________

Cash flows from investing activities:
   Purchases of property and equipment.              (205,658)     (61,009)
                                          						   ___________  ___________
Net cash (used in) investing activities              (205,658)     (61,009)
						                                             ___________  ___________

Cash flows from financing activities:
   Repayment of accounts receivable credit line      (711,952)     436,066
   Repayments of notes payable                       (332,782)     (33,623)
   Proceeds from initial public offering, net
     of offering costs of $1,602,175                7,412,819            0
                                          						   ___________  ___________
Net cash provided by financing activities           6,368,085      402,443
                                          						   ___________  ___________

Net increase in cash and cash equivalents           5,111,591      205,393
   Cash and cash equivalents, beginning of period     222,367       68,150
                                           						  ___________   __________
   Cash and cash equivalents, end of period       $ 5,333,958   $  273,543
                                           						  ===========   ==========

Supplemental disclosure of cash flow information:
   Cash paid for interest                              44,612       47,265
   Cash paid for income taxes                               0        1,807

   Noncash financing activity:
      Issuance of common stock in connection
	       with bridge financing                         250,000            0

                  			  (See accompanying notes)
                         			   Page - 5 -



              		 BELL TECHNOLOGY GROUP LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of March 31, 1996 and statements of operations and statements of cash flows for the six months ended and for the three months ended March 31, 1996 and 1995 have been prepared by Bell Technology Group Ltd. (the "Company") without audit. All material intercompany accounts and transactions have been eliminated. The consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form SB-2 registation statement, declared effective on January 24, 1996, on file with the Securities and Exchange Commission. Results of operations for the six and three month periods are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature, except for the write-off of debt issuance costs.


2.  BRIDGE FINANCING

In October 1995, the Company borrowed $250,000 in a Bridge Financing.   The
Bridge Notes issued in connection with the Bridge Financing bore interest at 9% per annum and were due on the earlier of two years from the date of the receipt of the proceeds of the Bridge Financing by the Company, or the closing of the public offering. In connection with the Bridge Financing, the Company issued 35,710 shares of Common Stock to the Bridge Lenders at no cost which has been valued at $7.00 per share when calculating debt issuance costs and incurred approximately $43,500 of other debt issuance costs, for a total of approximately $293,500. As of March 31,1996 the entire $293,500 has been expensed, $37,149 was amortized over the duration of the debt obligation and the remaining $256,351 was written off in January 1996 as Debt Issuance Costs upon the full repayment of the Bridge Notes.


                            				 Page - 6 -



            		  BELL TECHNOLOGY GROUP LTD. AND SUBSIDIARIES
		              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.  INITIAL PUBLIC OFFERING

In January 1996, the Company sold, in an initial public offering, 1,150,000 shares of Common Stock for $7.00 per share and 575,000 Redeemable Purchase Warrants for $.10 per warrant. Each warrant entitles the holder to purchase one share of the Company's stock for $7.70. The warrants are redeemable by the Company at $.10 per warrant any time after January 24, 1997 if certain conditions are met. The net proceeds, which the Company received from the offering, amounted to approximately $6.6 million.

In March 1996, the underwriter of the initial public offering exercised its over allotment option to purchase 129,642 common shares from the Company for $7.00 per share. The net proceeds amounted to approximately $800,000.


4.  COMMITMENTS AND CONTINGENCIES

In February 1996 the Company entered into a lease for its corporate headquarters to take effect 90 days after the approval of certain designs. Approval was obtained April 24, 1996. The lease is for eleven years and six months starting with an initial annual rental of $309,250 and escalating to $563,547 in the final year.




                             				Page - 7 -


                		MANAGEMENTOS DISCUSSION AND ANALYSIS OF
	              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     			  RESULTS OF OPERATIONS

SALES OF HARDWARE AND SOFTWARE

Sales of Apple and other computer products declined during the second quarter (ended March 31, 1996), primarily as a result of the reorganization of the Company's sales force following the closing of the public offering and continued competition from mass marketing channels in which price cutting is the dominant form of competition.

In response, during the second quarter, the Company began to diversify its offering of hardware and software products in an effort to generate higher profit margins, decrease its dependency on Apple products, and to establish itself as a diversified computer products and services company. It is the intention of the Company to focus its future development on the marketing of more sophisticated hardware and software and related Internet solutions for the graphic arts, publishing and financial industries, and the growth of earnings rather than the growth of sales. This required a shift in the Company's sales effort (see Selling, General and Administrative Expenses, below). Specifically, the Company: (a) began to develop a stronger relationship with Sun Microcomputer Systems and Silicon Graphics; (b) increased the sale of direct access Internet connections; and (c) made a decision to establish an interactive media group to focus on CD-ROM development and 3-D animation.

The Company's reorganized sales force began to produce improved sales in April, 1996.

TRAINING

The Company is expanding all of its training operations, including training in the areas of multimedia and 3-D. The Company is in the process of constructing larger training facilities (see "New Facilities") and hiring additional training sales personnel.

INTERNET OPERATIONS

The Company has hired several Internet engineers in order to expand its direct access Internet operations. The Company has now begun to aggressively market its Internet services and capabilities to the real estate, advertising and financial communities.

NEW FACILITIES

In February, 1996, the Company entered into a lease for 25,000 square feet of space in the Puck Building at 295 Lafayette Street, New York, New York 10012. The Company will relocate its operation to such facility upon completion of construction in the summer of 1996. Rent will commence on or about July 1, 1996. The Company anticipates that its cost of construction, furnishing and relocation will be approximately $250,000, which will be capitalized and amortized over the life of the lease.

The Puck lease is for a term of 11 years, 6 months at an initial annual base rental of $309,250. The Company also has an option to acquire an additional 7,000 square feet of space at an annual rent of approximately $28,000 which the Company intends to use for shipping and receiving.

                             				Page - 8 -



     REVENUES FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1996

Consolidated revenues for the three months ended March 31, 1996 decreased 33% from $3.51 million to $2.34 million.

For the six months ended March 31, 1996, consolidated revenues decreased 16% to $4.76 million from the comparable period in 1995/1996. The six month decrease was primarily due to a decline in sales in the second quarter ended March 31, 1996.


  COST OF REVENUES FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1996

Cost of Revenues for the three months ended March 31, 1996 were $1.88 million or approximately 80% of revenues, as compared to $2.98 million or approximately 85% of revenues for the comparable period in 1995. The increase in gross profit margin was due to the fact that although profit margins on Apple products declined, the Company was able to improve its existing gross profit margins by the sale of more profitable products, services and training.

Cost of Revenues for the six months ended March 31, 1996 were $3.89 million or approximately 82% of revenues, as compared to $4.65 million or approximately 81% or revenues for the comparable period in 1995.


	     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE
	      THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1996

The Company received the proceeds of its initial public offering at the beginning of February, 1996. During the first quarter (which ended December 31, 1995), the Company made a decision to diversify its operations, with an emphasis on Internet operations and a reduction of its reliance upon Apple. For the three months ended March 31, 1996, Selling, General and Administrative expenses increased from approximately $640,000 (or 14% of Revenues) to $1.16 million (or 24% of Revenues). This increase was due in a large part to an increase in payroll beginning on February 1, 1996 resulting from the:
(a) hiring of additional sales people in an effort to diversify product lines and an attempt to increase margins on product sales; (b) hiring engineers to complete system development and sales people to market the systems; (c) promotion by the Company of its Shared Direct Access Internet program; and
(d) creation of a marketing department and the organization of an aggressive selling effort. The Company anticipates that revenues from sales of its expanded product line, and Shared Direct Access Internet connections will begin to develop in the third and fourth quarters.


  NET (LOSS) INCOME FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 1996

For the three month period ended March 31, 1996, the Company incurred a net loss of approximately $429,000 compared to net income of approximately
$50,000 for the corresponding three month period ending March 31, 1995.
For the six month period ended March 31, 1996, the Company incurred a net loss of approximately $620,000 compared to net income of approximately $83,000 for the corresponding six month period ending March 31, 1995. Included in the loss for the three month period ended March 31, 1996 is approximately $293,500 of debt issuance costs, ($256,351 of which has been expensed written-off during the three month period ended March 31, 1996, and the balance amortized as
interest expense.)   The balance of the operating loss is primarily
attributable to the Company's change of direction in product sales and the increase in staffing necessary to carry out its current sales and Internet development programs.
                          				  Page -  9 -


           		       LIQUIDITY AND CAPITAL RESOURCES

The Company (through its NAFT subsidiary) presently has a total of approximately $1.5 million available to it pursuant to a Business Financing Agreement (to finance its accounts receivable), and an Agreement for Wholesale Financing (to finance its inventory) with Deutsche Financial Services ("DFS"). As of March 31, 1996, the Company had a net outstanding of approximately $233,000 under these agreements. These obligations are secured by a continuing security interest in substantially all of the assets of the Company's NAFT subsidiary and the guarantees of the Company and Marc H. Bell. The borrowings bear interest at the prime rate plus 1.5%. Pursuant to the terms of these agreements, NAFT is required to obtain prior written consent from DFS before it (but not the Company) engages in certain transactions outside of NAFT's ordinary course of business and comply with certain financial covenants.

The Company generated a positive cash flow of approximately $5.1 million for the six months ended March 31, 1996. This was generated primarily from the net proceeds of the Initial Public Offering of approximately $7.74 million, offset by the decrease in accounts payable of $904,153, purchases of fixed assets of $205,658 and the payment write-off of debt issuance and stock offering costs of $293,500. In addition, inventories decreased by $267,113. In total, operations generated a negative cash flow of $1,050,836.

In January 1996, the Company repaid the sum of $250,000 pursuant to the terms of the Bridge Financing and wrote off the remaining unamortized debt issuance costs. The Bridge Lenders received prior to the Offering an aggregate of 35,710 fully-paid and non-assessable shares of the Common Stock of the Company. These 35,710 shares represent a debt financing cost. The remaining deferred stock offering costs incurred in connection with the initial public offering have been recorded in equity as a reduction of the proceeds received from the public offering.



                         			    Page - 10 -





PART  II -  OTHER INFORMATION
- -----------------------------

Item 1.   Legal Proceedings
         			Not applicable

Item 2.   Changes in Securities
         			Not Applicable

Item 3.   Defaults upon Senior Securities
         			Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
         			Not applicable

Item 5.   Other Information
         			Not applicable

Item 6.   Exhibits and Reports on Form 8-K
            a) - Exhibits
                 27) - Financial Data Schedule
            b) - Reports on Form 8-K
                 Not applicable

SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     Bell Technology Group Ltd.


Date: May 14, 1996  By: /s/  Marc H. Bell
                       ------------------------------
                        Marc H. Bell, President & CEO


Date: May 14, 1996  By: /s/  Robert B. Bell
                       -------------------------------------------
                        Robert B. Bell, Exec. Vice President & CFO



                             Page - 11 -