Form 10QSB
period 1996-06-30
BELL TECHNOLOGY GROUP LTD
filed 1996-08-16
CIK 1003111

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-QSB
(Mark One)

  (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1996

  ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                     For the transition period from________ to__________ Commission file number _____________________________

Bell Technology Group Ltd.
(Exact name of small business issuer as specified in its charter)


Delaware                                                      13-3781263
(State or other jurisdiction of incorp. or organization) (IRS Employer Id. No.)


611 Broadway, Suite 415, New York, NY 10012
(Address of principal executive offices)


(212)  982-0800
(Issuer's telephone number)


  None
(Former name, address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes (x)   No (  )


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date:

3,040,352  shares of Common Stock as of June 30, 1996

Transitional Small Business Disclosure Format (Check One): Yes (  )   No (X)


SEC 2334 (3/94)




                        Bell Technology Group Ltd.
                             and Subsidiaries





                             Table of Contents



                                                                     Page No.
PART  I -  FINANCIAL INFORMATION

 Item  1.  Consolidated Balance Sheets                                    2

           Consolidated Statements of Operations
             For the Nine Months Ended June 30, 1996 and 1995             3

           Consolidated Statements of Operations
             For the Nine Months Ended June 30, 1996 and 1995             4

           Consolidated Statements of Cash Flows
             For the Nine Months Ended June 30, 1996 and 1995             5

           Notes to Consolidated Financial Statements                    6-7

 Item  2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8-10

PART  II -  OTHER INFORMATION                                             11




                   Bell Technology Group Ltd. and Subsidiaries
                            Consolidated Balance Sheets

                                                       June 30   September 30,
                                                         1996        1995
                                  Assets             (Unaudited)
Current assets:
  Cash and cash equivalents                         $ 4,285,741  $   222,367
  Accounts receivable, net of allowance for doubtful
    accounts of $11,493 and $29,049 as of June 30,
    1996 and September 30, 1995, respectively         1,854,043    1,423,548
  Due from landlord                                     400,000            0
  Inventories                                           584,564      843,904
  Prepaid expenses and other current assets             125,733       12,061
                                                     __________   __________
     Total current assets                             7,250,081    2,501,880
Property and equipment, net                             932,412      413,306
Deferred stock offering costs                                 0       25,000
Other assets                                            123,501       21,364
                                                     __________   __________
     Total assets                                   $ 8,305,994  $ 2,961,550
                                                     ==========   ==========
                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts receivable credit line                   $         0  $   711,952
  Current portion of notes payable                       59,720       75,865
  Accounts payable                                      858,626    1,319,532
  Accrued expenses                                       66,859      118,414
  Deferred revenues                                     116,640       75,562
  Deferred income taxes                                  23,713       20,816
                                                     __________   __________
     Total current liabilities                        1,125,558    2,322,141
  Long term notes payable, net of current portion             0       47,050
  Note payable stockholder                                    0      287,000
  Deferred income taxes                                   6,235        6,562
                                                     __________   __________
     Total liabilities                                1,131,793    2,662,753
                                                     __________   __________
  Commitments and contingencies

  Stockholders' equity:
  Preferred Stock, $.01 par value; 500,000 shares
      authorized; no shares issued and outstanding            0            0
  Common Stock, $.01 par value; 10,000,000 shares
       authorized; 3,040,352 and 1,725,000 shares
       issued and outstanding                            30,404       17,250
  Additional paid-in capital                          8,055,498      362,333
  Accumulated deficit                                  (911,701)     (80,786)
                                                    ___________  ___________
     Total stockholders' equity                       7,174,201      298,797
                                                    ___________  ___________
     Total liabilities and stockholders' equity     $ 8,305,994  $ 2,961,550
                                                    ===========  ===========

                               (See accompanying notes)
                                        Page - 2 -

                            Bell Technology Group Ltd.
                                  and Subsidiaries
                       Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended
                                                         June 30,
                                                    1996         1995

Revenues                                      $ 3,170,702  $ 2,672,483
Costs and expenses:
  Cost of revenues                              2,451,109    2,262,352
  Selling, general and administrative             898,866      360,429
  Depreciation and amortization                   103,999       36,700
                                                __________   __________
     Total costs and expenses                   3,453,974    2,659,481
                                                __________   __________
Income (loss) from operations                    (283,272)      13,002

  Interest income (expense), net                   72,483      (24,207)
  Write-off of Debt Issuance Costs                      0            0
                                                __________   __________
Income (loss) before taxes                       (210,789)     (11,205)


Provision for taxes                                     0         (936)
                                                __________   __________
Net income (loss)                              $ (210,789) $   (10,269)
                                                ==========   ==========


Net earnings (loss) per share                      ($0.07)      ($0.01)


Weighted average shares outstanding             3,040,352    1,725,000








                               (See accompanying notes)

                                      Page - 3 -


                           Bell Technology Group Ltd.
                                and Subsidiaries
                     Consolidated Statements of Operations
                                   (Unaudited)

                                                   Nine Months Ended
                                                         June 30,
                                                    1996         1995

Revenues                                      $ 7,935,579  $ 8,376,089
Costs and expenses:
  Cost of revenues                              6,341,812    6,908,453
  Selling, general and administrative           2,025,573    1,175,287
  Depreciation and amortization                   171,180       98,426
                                                __________   __________
     Total costs and expenses                   8,538,565    8,182,166
                                                __________   __________
Income (loss) from operations                    (602,986)     193,923

  Interest income (expense), net                   28,422      (71,472)
  Write-off of Debt Issuance Costs               (256,351)           0
                                                __________   __________
Income (loss) before taxes                       (830,915)     122,451


Provision for taxes                                     0       49,491
                                                __________   __________
Net income (loss)                             $  (830,915) $    72,960
                                                ==========   ==========


Net earnings (loss) per share                      ($0.34)       $0.04


Weighted average shares outstanding             2,464,185    1,725,000







                               (See accompanying notes)

                                      Page - 4 -



                   Bell Technology Group Ltd. and Subsidiaries
                       Consolidated Statements of Cash Flows
                                      (Unaudited)
                                                  Nine Months Ended June 30,
                                                       1996         1995
Cash flows from operating activities:
  Net (loss) income                              $  (875,215) $    72,960
  Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities
    Depreciation                                     134,051       98,426
    Write-off and amortization of debt issuance      293,500            0
    Provision for deferred taxes                       2,570        3,877
    Changes in operating assets and liabilities:
    (Increase) in accounts receivable               (430,495)    (587,451)
    (Increase) in due from landlord                 (400,000)           0
    Decrease (increase) in inventories               259,340     (412,765)
    (Increase) in prepaid exp. & other curr. assets (113,672)     (28,966)
    (Increase) in other assets                       (77,137)     (32,955)
    (Decrease) increase in accounts payable         (460,906)     577,033
    (Decrease) in accrued expenses                   (51,555)     (45,060)
    Increase in deferred revenues                     85,378       34,370
                                                  ___________  __________
Net cash (used in) operating activities           (1,634,141)    (320,531)
                                                  ___________  __________

Cash flows from investing activities:
  Purchases of property and equipment               (653,157)    (220,355)
                                                  ___________  __________
Net cash (used in) investing activities             (653,157)    (220,355)
                                                  ___________  __________

Cash flows from financing activities:
  Repayment of accounts receivable credit line      (711,952)     697,070
  Repayments of notes payable                       (350,195)      62,850
  Proceeds from initial public offering,
     net of offering costs of $1,602,175           7,412,819            0
                                                  __________   __________
Net cash provided by financing activities          6,350,672      759,920
                                                  __________   __________

Net increase in cash and cash equivalents          4,063,374      219,034
  Cash and cash equivalents, beginning of period     222,367       68,150
                                                 ___________  ___________
  Cash and cash equivalents, end of period       $ 4,285,741  $   287,184
                                                 ===========  ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                              49,562       47,265
  Cash paid for income taxes                               0        1,807

  Noncash financing activity:
     Issuance of common stock in connection with
       bridge financing                              250,000            0

                               (See accompanying notes)
                                       Page - 5 -




                         BELL TECHNOLOGY GROUP LTD.
                              AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

    The consolidated balance sheets as of June 30, 1996 and statements of operations and statements of cash flows for the nine months ended June 30, 1996, and for the three months ended June 30, 1996 and 1995 have been prepared by Bell Technology Group Ltd. (the "Company") without audit. All material intercompany accounts and transactions have been eliminated. The consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form SB-2 registration statement on file with the Securities and Exchange Commission, and which was declared effective on January 24, 1996. Results of operations for the nine and three month periods are not necessarily indicative of what the operating results will be for the full year. Interim statements are prepared on a basis consistent with year end statements.

     In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature, except for the write-off of debt issuance costs.

2.  BRIDGE FINANCING:

    In October 1995, the Company borrowed $250,000 in a Bridge Financing. The Bridge Notes issued in connection with the Bridge Financing bore interest at 9% per annum and were due on the earlier of two years from the date of the receipt of the proceeds of the Bridge Financing by the Company, or the closing of the public offering. In connection with the Bridge Financing, the Company issued 35,710 shares of Common Stock to the Bridge Lenders at no cost which has been valued at $7.00 per share when calculating debt issuance costs and incurred approximately $43,500 of other debt issuance costs, for a total of approximately $293,500. As of June 30, 1996 the entire $293,500 has been written-off, $37,149 was amortized over the duration of the debt obligation as interest expense and the remaining $256,351 was written off in January 1996 as Debt Issuance Costs upon the full repayment of the Bridge Notes.

3.  INITIAL PUBLIC OFFERING:

     In January 1996, the Company sold , in an initial public offering, 1,150,000 shares of Common Stock for $7.00 per share and 575,000 Redeemable Purchase Warrants for $.10 per warrant. Each warrant entitles the holder to purchase one share of the Company's stock for $7.70. The warrants are redeemable by the Company at $.10 per warrant any time after January 24, 1997 if certain conditions are met. The net proceeds, which the Company received from the offering, amounted to approximately $6.6 million.

     In March 1996, the underwriter of the initial public offering exercised its over-allotment option to purchase 129,642 common shares from the Company for $7.00 per share. The net proceeds amounted to approximately $800,000.

                                       Page - 6 -


                          BELL TECHNOLOGY GROUP LTD.
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  COMMITMENTS AND CONTINGENCIES:

     In February 1996 the Company entered into a lease for its new corporate headquarters effective July 24, 1996. The lease is for eleven years and six months starting with an initial annual base rental of $309,250 escalating to $563,547 in the final year. Rent payments commenced on July 24, 1996. The lease provides that the landlord is to reimburse the Company $500,000 for leasehold improvements. As of June 30, 1996 approximately $400,000 has been recorded as due from landlord.



                                   Page - 7 -



                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Sales of Hardware and Software:

  Sales of computer hardware and software products returned to previous levels during the third quarter (ended June 30, 1996). However, the product mix being sold is changing from prior periods. The company is focusing more on higher-end hardware and software and, although such sales require a longer selling period and more intensive selling effort, margins tend to be higher since such products are not generally available from mail order sellers and require a greater level of technical support.

  The Company is still in the process of expanding its products sales force. However, the process of recruiting qualified sales personnel is slow. The Company feels that when it moves into its new facility in September, such move will help with the recruiting process.

Training:

  The Company is expanding all of its training operations, including training in the areas of multimedia and 3-D animation. New, modern training facilities (see "New Facilities").are being incorporated in the Company's new headquarters facilities. In addition to its regular training programs, the Company is negotiating with an established New York City college specializing in architecture and graphic design to provide teaching facilities, instructors and programs to its students. The Company feels that such exposure, in addition to producing significant revenue, will provide positive exposure for the Company in areas in which the Company would like to expand.

Internet Operations:

  The Company has expanded its Internet engineering section, has created an Internet sales force and is moving ahead with its programs to provide direct Internet access to commercial users. The Company has begun signing contracts with building owners in New York City to provide direct Internet access to its tenants, and is investigating the possibility of expanding operations to major buildings in other cities. The Company has also begun marketing its Internet web design, web page hosting services and consulting services.

New Facilities:

  In September 1996, the Company will move into its new facilities in the Puck Building at 295 Lafayette Street, New York, New York 10012. The cost of constructing, and furnishing the premises will be within the budget initially established and included by the Company in its use of proceeds statement of the Registration Statement for the initial public offering.

BlueStreak Digital:

  In June, 1996 the Company changed the name of its subsidiary, Stellar Graphics Corp., to BlueStreak Digital, Inc. BlueStreak will engage in the businesses of
(i) high-end World Wide Web site construction, (ii) animation and video post production, and (iii) interactive application development for corporate environments. By building a staff of qualified technicians, BlueStreak Digital hopes to leverage and enhance the Company's existing relationships with advertising and marketing firms to provide these services.

  The Company feels that the initial reaction of the market place has been very good. Current projects have included a 3-D animation for Samsung Corp., a graphic "morph" which appeared in Newsweek Magazine and will appear in Vanity Fair Magazine, and 2-D characters (including "Dennis The Menace") composited in live action commercials airing in the New York Region.


                                    Page - 8 -


             REVENUES FOR THE THREE AND NINE MONTH PERIODS ENDED
                               JUNE 30, 1996

  Consolidated revenues for the three months ended June 30, 1996 increased 19% from $2.67 million in 1995 to $3.17 million in 1996. Such increase was attributable, in part, to an increase in revenues of its Internet and BlueStreak operations.

  For the nine months ended June 30, 1996, consolidated revenues decreased 5% from $8.38 million in 1995 to $7.94 for the comparable period ending June 30, 1995. This result was influenced by the second quarter operating results.


        COST OF REVENUES FOR THE THREE AND NINE MONTH PERIODS ENDED
                                 JUNE 30, 1996

  Cost of Revenues for the three months ended June 3O, 1996 were $2.45 million or approximately 77% of revenues, as compared to $2.26 million or approximately 85% of revenues for the comparable period in 1995. Cost of Revenues for the nine months ended June 30, 1996 were $6.34 million or approximately 80% of revenues, as compared to $6.91 million or approximately 82% or revenues for the comparable period in 1995. The increase in gross profit margin was due to a change in product mix sold by Naft International, and a slight increase in sales in other divisions where profit margins are higher.


              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE
                THREE AND NINE MONTH PERIODS ENDED JUNE 30, 1996

  For the three months ended June 30, 1996, Selling, General and Administrative expenses increased from approximately $360,000 (or 13% of Revenues) to $899,000 (or 28% of Revenues). This increase was due in a large part to an increase in payroll. Beginning on February 1, 1996, the Company: (a) hired additional hardware and software product sales personnel in an effort to increase such sales; (b) hired engineers to complete Internet wired system development and other Internet projects; (c) hired sales people to market the Internet Wired system and (d) created a marketing department and organized an aggressive selling effort. Between February 1, 1996 and June 30,1996, the number of employees more than doubled. However, the company believes that the increase payroll will result in increased revenues and profits.


            NET LOSS FOR THE THREE AND NINE MONTH PERIODS ENDED
                              JUNE 30, 1996

  For the three month period ended June 30, 1996, the Company incurred a net loss of approximately $211,000 compared to approximately $10,000 for the corresponding three month period ending June 30, 1995. For the nine month period ended June 30, 1996, the Company incurred a net loss of approximately $831,000 compared to net income of approximately $73,000 for the corresponding nine month period ending June 30, 1995. Included in the loss for the nine month period ended June 30, 1996 is approximately $293,500 of debt issuance costs. The balance of the operating loss is primarily attributable to the Company's change of direction, increased emphasis on Internet engineering and marketing, the establishment of its multi-media operation, and the increase in staffing necessary to carry out its current sales and Internet development programs.

                                   Page - 9 -


                       LIQUIDITY AND CAPITAL RESOURCES

  The Company (through its NAFT subsidiary) presently has a total of approximately $1.5 million available to it pursuant to a Business Financing Agreement (to finance its accounts receivable), and an Agreement for Wholesale Financing (to finance its inventory) with Deutsche Financial Services ("DFS"). As of June 30, 1996, the Company had a net outstanding of approximately $474,000 under these agreements. These obligations are reflected in the Company's accounts payable on the balance sheet, and are secured by a continuing security interest in substantially all of the assets of the Company's NAFT subsidiary and the guarantees of the Company and Marc H. Bell.
The borrowings bear interest at the prime rate plus 1.5%.   Pursuant to the
terms of these agreements, NAFT is required to obtain prior written consent from DFS before it (but not the Company) engages in certain transactions outside of NAFT's ordinary course of business and comply with certain financial covenants.

  The Company generated a positive cash flow of approximately $4.3 million for the nine months ended June 30, 1996. This was generated primarily from the net proceeds of the initial public offering of approximately $7.4 million, offset by the increase in accounts receivable and due from landlord of $830,495, the decrease in accounts payable of $460,906, purchases of fixed assets of $653,157 and the write-off of debt issuance and stock offering costs of $293,500. In addition, the Company repaid notes payable of $350,195 and the accounts receivable credit line by $711,952 and inventories decreased by $259,340.
In total, operations generated a negative cash flow of $1,634,141.

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


                          FORWARD LOOKING STATEMENTS

  The foregoing Management Discussion and Analysis contains certain forward looking statements. Due to the fact that the Company faces intense competition in a business characterized by rapidly changing technology. Actual results and outcomes may differ materially from any such forward looking statements. Information regarding additional factors that may affect such statements appear in the Company's Registration Statement declared effective by the Securities and Exchange Commission on January 25, 1966 (see in particular "Risk Factors").







                                   Page - 10 -



PART  II -  OTHER INFORMATION

Item 1.   Legal Proceedings
              		Not applicable

Item 2.   Changes in Securities
                        Applicable

Item 3.   Defaults upon Senior Securities
              		Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
              		Not applicable

Item 5.   Other Information
              		Not applicable

Item 6.   Exhibits and Reports on Form 8-K
                a) - Exibits
                     27) - Financial Data Schedule
                b) - Reports on Form 8-K
                     Not applicable

SIGNATURES

 	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				Bell Technology Group Ltd.


Date:  August 14, 1996     By:  /s /  Marc H. Bell
                                -------------------------------------
                                Marc H. Bell, President & CEO


Date:  August 14, 1996     By:  /s /  Robert B. Bell
                                -------------------------------------
                                Robert B. Bell, Exec. Vice President & CFO