Form 10KSB
period 1996-09-30
BELL TECHNOLOGY GROUP LTD
filed 1997-01-13
CIK 1003111

FORM 10 - KSB
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996
                      OR
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________
               Commission File No. 1-14168

Bell Technology Group Ltd.
(Name of small business issuer as specified in its charter)

        New York                                13-3781263
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

295 Lafayette Street, New York, New York              10012
(address of principal executive offices)            (Zip Code)
Issuer's Telephone number, including area code:  (212) 334 - 8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class      Name of Each Exchange on Which Registered
Common Stock,  $.01 par value              Boston Stock Exchange
Warrants                                   Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
        Common Stock,  $.01 par value
       (Title of Class)
        Warrants
        Title of Class

Check whether Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes   X                 No ___

Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of
this form 10-KSB or any amendment to this form 10-KSB.   [X]

State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $12,918,822 (based upon the closing price of Issuer's Common Stock, $.01 par value, as of December 24, 1996.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                3,042,018
        (Title of Class)            (No. of Shares Outstanding
                                       at December 16, 1996)

DOCUMENTS INCORPORATED BY REFERENCE: NONE


                             PART I

Item 1. Business

        (a) General Development of Business. The Company was originally incorporated in the state of New York in 1989 by Marc H. Bell as NAFT International Ltd. ("NAFT"). In July 1993, Mr. Bell formed Stellar Graphics Corp. (now called Bluestreak Digital, Inc.,). In July 1994, the assets and liabilities of NAFT and Stellar Graphics were acquired by PFM Technologies Corporation ("PFMT") in a tax-free exchange of common stock. In July 1994, the Company received a private financing from Harpoon Holdings Ltd. ("Harpoon"), a British Virgin Islands corporation wholly- owned by Tsuyoshi Shiraishi, a director of the Company, pursuant to which Harpoon became a principal stockholder of the Company. Under the terms of such financing, the Company received from Harpoon the sum of $500,000, $300,000 of which was evidenced by a seven-year fully subordinated, non-interest bearing promissory note (the "Subordinated Note"), and $200,000 of which was used to purchase 50% of the Company's Common Stock. Of the $200,000 contributed to equity, $198,000 was characterized as additional paid-in capital, and $2,000 was characterized as capital stock. The amount due under the Subordinated Note was subsequently reduced to $287,000 after a payment by the Company. The Subordinated Note was repaid from the proceeds of the initial public offering. The 1994 Financing allowed the Company to increase its borrowing capability, expand its sales capacity and finance additional working capital. In September 1995, the Company was reincorporated by merger into Bell Technology Group Ltd., a Delaware corporation.

        In October 1995, the Company borrowed $250,000 in a Bridge Financing. The Bridge Notes issued in connection with the Bridge Financing carried interest at 9% per annum. Such loans were repaid at the closing of the initial public offering. In connection with the Bridge Financing, the Company issued 35,710 shares of Common Stock to the Bridge Lenders at no cost, which were registered as part of the initial public offering. Debt issuance costs of $257,391 and interest expense of $37,149 were incurred by the Company as a result of the bridge loan transaction.

        In January, 1996, the Company sold, in an initial public offering, 1,150,000 shares of Common Stock at an initial offering price of $7.00 per share, and 575,000 Redeemable Purchase Warrants for $.10 per warrant. Each warrant entitles the holder to purchase one share of the Company's common stock for $7.70 per share. The warrants are redeemable by the Company at $.10 per warrant at any time after January 24, 1997 if certain conditions are met. The net proceeds which the Company received from the public offering amounted to approximately $6,600,000.

        In March 1996, the underwriter of the initial public offering exercised its over-allotment option to purchase 129,642 common shares from the Company for $7.00 per share. The net proceeds amounted to approximately $800,000.

        (b) Narrative Description of Business

                (1)     General

        Bell Technology Group Ltd., a Delaware corporation, (the
"Company") operates through the following four wholly-owned and consolidated subsidiary corporations which function as a single integrated Internet solutions company:

                PFM Communications, Inc.
                Bluestreak Digital, Inc. (formerly Stellar
                  Graphics Corporation)
                Naft International Ltd.
                Naft Computer Services Corp.

        The Company: (a) provides dedicated Internet access, web hosting services and customized Internet application development;
(b) provides web design and Internet commerce solutions; (c) consults with clients relative to the design of computer operating systems - primarily in the publishing, advertising and graphics arts industries; (d) sells computer hardware and software and installs operating systems; (e) provides 3-D animation and CD-ROM services and (f) provides training for employees of various types of institutions and corporations in the use of computer programs and commercial Internet access.

        PFM Communications, Inc. is a diversified Internet solutions provider in New York City. PFM's state-of-the-art Network
Operations Center provides sophisticated Internet connectivity available for direct, high-speed Internet connections and World Wide Web hosting facilities. PFM also offers a complete range of Internet consulting services.

Bluestreak Digital, Inc. is a digital media company producing broadcast quality 2D and 3D animation, interactive CD-ROM presentations, and high-impact World Wide Web sites. Bluestreak's designers and animators are skilled in using advanced production tools such as SoftImage, Alias/Wavefront, Macromedia Authorware and Director. Bluestreak is currently building one of the few motion capture studios in the New York City area.

Naft International Ltd. is engaged primarily in the sale of computer hardware, software and peripherals. Among the principal products sold by the Company are computer operating systems manufactured by Silicon Graphics, Sun, Apple and Integraph, and computer software systems such as SoftImage and Alias. In general, Naft International deals primarily with large commercial operations and systems which require vendor support, and products which cannot be purchased through mail order catalogues.

Naft Computer Services Corp. ("NCS") is primarily a service support and training operation. The Company maintains several training rooms at its headquarters facility which it rents out to corporations for the training of their professional staff. The Company provides a variety of modern operating equipment and current programs, together with instructors to teach how to use such equipment and programs. Some instructors are on staff and others are hired on a freelance basis as needs dictate. The Company typically charges a fixed price depending upon the size of the class, the complexity of the group and the equipment required. NCS also prepares equipment sold to customers, installs LANs, provides warranty support for major hardware manufacturers, and provides ongoing service support for its customers in the form of hardware repairs and software consulting.

                (2)     Internet Services

        During the past fiscal year, the Company has increased its focus on its Internet operations. The Company has created an intranet to connect both itself and its clients to each other and to the world-wide Internet through the use of technology such as fiber optic connectivity, routers, dedicated data service connections, servers, and other Internet related computer equipment. The Company will continue to develop, upgrade, monitor and maintain its intent as additional clients (users) are added to the system and technology improves. During the fiscal year ended September 30, 1996, the Company hired approximately 9 graduate engineers and technicians.

        The Company has developed multiple platform world wide web hosting and developing capabilities. The Company is able to create multi-media web sites and provide high speed access to the Internet for the client/user. Through its Bluestreak subsidiary, the Company designs the web, and the Company's subsidiary, PFM, hosts the site by providing the appropriate hardware, network and maintenance services. Among the proprietary solutions developed by the Company are an Internet based Commerce Solution, which includes secure credit card transaction processing, a shopping cart for browsing merchandise on-line, and a video-streaming technology that allows for pay-per-view programming.

        During the current fiscal year, the Company has spent over $1 million building a state-of-the-art network operations center ("NOC") at it's new location. The 2,000 square foot NOC offers customers the ultimate in network connectivity. Connected to three Tier I Internet carriers via redundant fiber optics, and providing connectivity to leased line clients via an OCR-48 on the NYNEX SONET ring, PFM is poised to service the most demanding companies in New York City. Additionally, the PFM NOC offers lockable cabinet co-location services for those clients focused on Internet publishing on the World Wide Web.

        The Company also offers a wide range of services to it's customers such as dial-up, ISDN, leased line, web hosting, programming, consulting, firewall, network security and design services. Because of the sales and service operation the Company is able to offer customers support and services on all major operating systems including UNIX, IRIX, Windows NT and Mac OS.

        The Company also provides consulting services in the areas of inter - networking, computer and network security, network design and network operation.

                (3)      Product Sales

        The Company has been shifting its emphasis from the sale of low margin products with intense price competition to higher-end, higher margin hardware products such as Silicon Graphics, Integraph, Sun Microsystems, Cisco, Compaq servers, and software products such as SoftImage, Alias/Wavefront, and Avid. These products are generally not purchased through mail order (as are Compaq and Apple products, for example) and require a higher level of sales effort and after-market support such as training. The Company has continued its original program of moving away from the more competitive computer sales market into the area of Internet focused computer solutions.

        The great majority of the Company's customers are Fortune 1000 companies which maintain an ongoing relationship with the Company. The goal of the Company is to convert its product customers to users of the various Internet and training programs run by the Company.

                (4)     Service and Training

        The Company services the products which it sells by providing warranty repair services, as well as contract support of system software and hardware. Hardware contracts are issued for a fixed price and for a fixed term. Contracts for software support and maintenance are issued on the basis of prepaid hours where a customer prepays for a block of hours which may be used at any time.
Payments for service contracts are accounted for ratably over the period of the contract. Payments for prepaid hours are accounted for as the hours are used.

        In September, the Company began an aggressive program to market its in-house training facilities. The Company provides training services for the more sophisticated computer software programs which it sells. Training is marketed to large advertising and publishing firms, banks, large financial institutions, clothing manufacturers, and the like, which send their personnel to the Company's facility to attend one to five day programs. The Company maintains modern classrooms at its corporate headquarters for the training of individual employees of a customer, up to groups of 150. Training rooms are equipped with modern hardware, computer desks and other appropriate classroom equipment and various programs are loaded into equipment as required by the users. The Company intends to expand this operation into a major source of revenue and include training at the customer's own site.

        The Company provides training only to its corporate clients and does not run any public seminars.

                    (5) Multimedia and Graphic Arts

        Bluestreak Digital, Inc. is the Company's graphic arts arm. It creates and assembles world-wide web sites, and develops promotional brochures, interactive applications such as training CDs and promotional CDs, and 2-D and 3-D animation. It works with content providers such as marketing firms to provide the technical and design aspects of a project for large scale multi-media projects including sites to be used on the Internet.

        Bluestreak designs internal communications products used by businesses for computer based in-house training and intranet development. In addition the Company provides front-end graphics for data base driven web sites.

        Bluestreak offers a service to its 3-D animation clients in the form of motion capture studios.

        Bluestreak has three main areas of digital design development: animation, Authorware & web production. The animation department is fully staffed with creative directors who specialize in Alias & SoftImage (the two animation packages with the greatest market share) and render their work on a state-of-the-art render farm from Silicon Graphics. The Silicon Graphics hardware farm is such an investment & such an asset to an animator that major national broadcast companies rent time on the farm when Bluestreak isn't using it. Bluestreak's Authorware division is responsible for creating computer based training (CBT) and computer based sales tools for companies such as BMW, Prudential and others. And Bluestreak's Web Design department is fully staffed with HTML editors, programmers and producers who have already produced Internet sites for a variety of companies in several industries. Most recently, Bluestreak has leveraged it's Internet knowledge & expertise to develop Intranets for companies such as Simon & Schuster.

                (6)     Competition

        There are no substantial barriers to the entry into any of the Company's lines of business, and the Company encounters significant competition in each of them. The Company's competitors include (i) value added resellers of computer, network and peripheral equipment, (ii) computer repair services and training providers, (iii) computer consultants, (iv) Internet service providers, and (v) graphic design and consulting firms. Many of the Company's current and potential competitors have substantially greater financial, technical, marketing and other resources and larger installed customer bases than the Company. The Company expects that competition will intensify in each of its lines of business, particularly in the area of Internet services, as more competitors enter the marketplace.

                (7)     Dependence upon Suppliers

        The Company relies on other companies to supply certain components of its computer inventory, service and diagnostic equipment, as well as its network infrastructure (including telecommunications services and networking equipment) which, in the quantities and quality required by the Company, are available only from sole or limited sources. The Company has in the past, and may from time to time, experience delays in receiving telecommunication services and shipments of merchandise. There can be no assurance that the Company will be able to obtain such telecommunication services and merchandise on the scale and at the times required by the Company at an affordable cost.


                (8)     Employees

        At November 30, 1996, the Company had 81 full time employees and 5 part-time employees.

Item 2.         Properties

                The following table sets forth, with respect to properties leased (none are owned) by the Company on November 30, 1996, the location of the property, the date on which the lease expires and the use which the Company makes of such facilities:

                     Expiration                         Approximate
Address of Lease        Date         Use                     Square
                                                              Feet
295 Lafayette Street           executive & sales offices     17,000
New York, New York      2007   training facilities            3,000
                               service                        3,000
                               shipping and receiving         8,000
                               Network Operations Center      2,000
611 Broadway            1998   Web design, 3-D animation      8,000
New York, New York

        The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes. The Company surrendered most of its space at 611 Broadway on January 1, 1997 and intends to surrender the balance of the space on February 1, 1997. Thereafter, the Bluestreak operations will be carried out at the Company's principal office.


Item 3.         Legal Proceedings

        As of the date hereof, there are no legal proceedings pending against the Company.

Item 4.         Submission of Matters to a Vote of Security Holders

        During the Company's fiscal quarter ended September 30, 1996 there were no matters submitted to a vote of security holders.


                               PART II

Item 5.         Market for Registrant's Common Equity and Related
Stockholder Matters

                (a) The Company's Common Stock is traded on the NASDAQ SmallCap Market System. The following table indicates high and low sales quotations for the periods indicated based upon information supplied by NASDAQ, Inc. since the Company's initial public offering in January, 1996 Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                1996                   Low              High
           second quarter             7 3/4            10 1/2
           third quarter              8 5/8            10
           fourth quarter             7 1/2             9 1/2

                (b)     Number of Holders of Common Stock.  The
number of holders of record of the Company's Common Stock on December 22, 1996 was 25, which does not include individual participants in security position listings.

                (c)     Dividends.   There were no dividends or
other distributions made by the Company during the fiscal year ended September 30, 1996. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company's Common Stock in the foreseeable future.


Item 6.         Management's Discussion and Analysis of Financial
Condition and Results of Operations

Twelve Months Ended September 30, 1996 compared with Nine Months
Ended September 30, 1995

        The financial statements contain results of operations for the twelve month period ended September 30, 1996 and the nine month period ended September 30, 1995. The Company received the proceeds of its public offering on February 1, 1996. These facts should be considered in reading the following discussion.

        Revenues increased from $8,738,410 in fiscal 1995 to $10,363,664 in fiscal 1996 because of the longer fiscal year. While the Company's actual revenues are not steady on a month by month basis, for comparison purposes only, average monthly revenues in fiscal 1996 were approximately $864,000 as contrasted with average monthly revenues in fiscal 1995 of approximately $971,000. This decline is due to a substantial reduction in the sales of Apple computer products which produced large sales numbers because of the price of the products being sold. The Company is replacing these sales in part with sales of other products and with Internet related sales, training and service. The Company anticipates that, in the future, a greater percentage of revenues will result from Internet related sales which have higher gross profit margins.

        Cost of Revenues remained constant from fiscal 1995 to fiscal 1996 at approximately 82%. While the Company is now focusing on Internet related sales, training and service, revenues for these areas accounted for less than 10% of revenues in fiscal 1996. In addition, the Company relocated its operations in the fourth quarter of fiscal 1996, which adversely impacted revenues and gross profit margins.

        Approximately $220,000 of the Company's loss from operations in 1996 was due to depreciation and $257,000 was due to the write-off of Debt Issuance Costs related to a debt incurred prior to the initial public offering. The balance of the loss (in the amount of $1,416,480) can be traced directly to Selling, General and Administrative costs. Within this category, a substantial portion of such costs were related to payroll. The monthly payroll of the Company increased from $162,233 for the month of October 1995 to $308,115 for the month of October 1996. This increase in payroll was for sales staff, engineering staff and technicians working in the Internet sales and engineering departments of the Company. In the initial phases of operation, such increased payroll resulted in no significant revenue. This negative trend continued in the fourth quarter so that selling, general and administrative costs as a percentage of revenues increased from approximately 22% in the quarter ended December 31, 1995 to approximately 48% in the quarter ended September 30, 1996.

        Expenditures for Research and Development increased by $23,250. This increase was for internet programming work done by the Company in setting up its Internet network.

        As a result of the above, the Company reported a net loss for 1996 of $1,893,480 or $0.72 per share as opposed to the reported net income in 1995 of $38,859 or $0.02 per share. Losses will continue in the first half of the current fiscal year.

Liquidity and Capital Resources

        At September 30, 1996, the Company had working capital of $3,823,313, as compared to working capital of $179,139 at September 30, 1995. The increase in working capital of $3,644,174 Is primarily due to the net proceeds received from the Company's initial public offering, less current operating losses and capital expenditures.

        Cash and cash equivalents increased by approximately
$2,519,644 from September 30, 1995. The increase in cash and cash equivalents is due to the net proceeds received from the Company's initial public offering, less current operating losses and capital expenditures.

        The Company generated a positive cash flow of approximately $2.5 million for the year ended September 30, 1996. This was generated primarily from the net proceeds of the initial public offering of approximately $7.4 million, offset by the net loss of $1,893,480, less depreciation of $219,176, the increase in accounts receivable and other current assets of $607,422, the purchases of fixed assets of $1,954,646 and the write-off of debt issuance and stock offering costs of $250,000. In addition, the Company repaid notes payable of $370,763 and the accounts receivable credit line by $711,952.

        In the opinion of management, the Company will be able to finance its business as currently conducted from it's current working capital and the $3,000,000 credit facility with NationsCredit discussed in note 2 to the financial statements. As of December 15, 1996 borrowings under this credit facility have been limited to the purchase of inventory held primarily for sale to customers. As the Company expands, it may seek additional financing alternatives.

Forward Looking Statements

        The foregoing contains certain forward looking statements. Due to the fact that the Company faces intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.



Item 7. Financial Statements

        Financial Statements Data are attached hereto following page
21.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        During fiscal years 1996 and 1995 there were no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure.


                                 PART III

Item 9. Directors and Executive Officers of the Company

        As of December 1, 1996, the Company's directors and executive officers were as follows:

                        Position With the Company      Held Office
 Name and Age            and Principal Occupation         Since

Marc H. Bell, 29        Chairman (Chief Executive          1989
                        Officer) and Director

Robert B. Bell, 57      Executive Vice President,          1994
                        Chief Financial Officer,
                        and Director

Jennifer Spain, 24      Vice President and Secretary       1993

Tsuyoshi Shiraishi, 52  Director                           1995

Martin Fox, 60          Director                           1995

Dr. Richard Videbeck,73 Director                           1995

             Business Experience

        Marc H. Bell is the President, Chief Executive Officer, and a Director of the Company since its inception.

        Robert B. Bell has served as Executive Vice President and
Chief Financial Officer and Director of the Company and its corporate predecessor since 1994. Prior to joining the Company, Mr. Bell was a practicing attorney in New York City for more than 5 years. Robert Bell is the father of Marc Bell.

        Jennifer Spain, Vice President for Operations and Secretary, has been with the Company and its corporate predecessors since 1993. Prior to joining the Company, Ms. Spain worked as a sales representative for Desktop Designs Ltd., a VAR of Apple and Silicon Graphics Systems since 1992. Between 1990 and 1992, she worked in public relations for a Wall
Street public relations firm.


        Tsuyoshi Shiraishi has been a director of the Company since July 1, 1994. Mr. Shiraishi has been the Chairman of Century World PTE Ltd., an investment consulting firm, and the Managing Director of Harpoon since 1992. Prior to that, Mr. Shiraishi was the Director of Marketing & Investment for Kajima Overseas Asia PTE Ltd., a subsidiary of Kajima Corporation, an international construction company, since 1990. In addition, since 1990, Mr. Shiraishi has been Vice Chairman of Century International Hotels, which operates and manages 17 hotels in the Pacific Rim. He is the sole shareholder of Harpoon, which acquired 50% of the capital stock of the Company as of July 1, 1994. Mr. Shiraishi is a Japanese citizen and a resident of Singapore.

        Martin Fox has been a director of the Company since October 1995. Mr. Fox has been, for more than five years, the President and a director of Initio, Inc., a publicly-owned mail order retailer of consumer products.

        Richard Videbeck has been a director of the Company since October 1995. Since 1983, Dr. Videbeck has been an independent consultant in consumer risk analysis, particularly for retailers and banks. From 1974 until 1986 Dr. Videbeck was a professor of sociology at the University of Illinois at Chicago. From 1974 until 1977, Dr. Videbeck was the Dean of the Doctor of Arts Program of the Graduate College of the University of Illinois at Chicago.


Item 10.        Executive Compensation

        The following table sets forth compensation paid to Marc H. Bell, the Company's Chief Executive Officer for the three fiscal years ended September 30, 1996. No other executive officer received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

SUMMARY COMPENSATION TABLE

                             Annual Compensation

Name and
Principal Position                   Year              Salary

Marc H. Bell                         1996              $165,000
President and Chief                  1995              $ 45,000
Executive Officer                    1994 (1)          $149,892

        (1) Prior to July 1, 1994, the Company was a Subchapter "S" corporation for purposes of the Internal Revenue Code. The amount shown is for a 12 month period and includes dividend distributions made by the Company.

        The following table sets forth information concerning the grants of stock options made during fiscal 1995:

Stock Options

     The Company has not granted any stock options to Marc H. Bell.

Compensation of Directors

        Each director of the Company who is not employed by the Company, and who does not beneficially own more than 5% of the outstanding Common Stock of the Company, will be entitled receive
(i) the sum of $1,000 per meeting attended by such outside director and (ii) options to purchase a total of 3,000 shares of Common Stock. Such options are immediately exercisable, have a ten year term, subject to certain restrictions, and are exercisable at the fair market value of the Common Stock at the date of the grant. Of the current board members, only Mr. Fox and Dr. Videbeck are entitled to receive such compensation. The stock options granted to them expire in October 2005 and are exercisable at $7.00, the fair market value on the date of grant. In addition, at the discretion of the Board of Directors, directors may be reimbursed for reasonable travel expenses in attending Board and committee meetings.

Employment Contracts and Termination of
Employment and Change-in-Control Arrangements

        In October 1995, the Company entered into an employment agreement with Marc H. Bell which extends for a period of five years, terminating on September 30, 2000. Pursuant to the terms of the agreement, Mr. Bell receives a base salary of $200,000 per year. Mr. Bell's base salary will increase 5% per year for each year that the Company reports net income. The agreement also provides for a severance payment to Mr. Bell in the event of a "change of control" of the Company equal to 2.99 times his average annual compensation, including bonus, during the term of the agreement.

        In addition to base compensation, the Company intends to reserve at the end of each fiscal year, commencing with the fiscal year ending September 30, 1996, a sum equal to ten (10%) percent of the consolidated net income of the Company (computed before provision for federal and state income taxes) (the "Bonus Pool"), for allocation among the officers of the Company and certain key employees (including Marc H. Bell) as the Board of Directors of the Company may determine. Marc Bell will receive an amount equal to 5% of the pre-tax income over $1 million (50% of the Bonus Pool to the extent, if any, that the Bonus Pool exceeds $100,000).


Item 11.        Security Ownership of Certain Beneficial Owners and
Management

                (a) The following table sets forth, as at December 16, 1996, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding common shares of the Company, (ii) each of the Company's directors and (iii) all directors and officers of the Company as a group. Except as otherwise indicated, all such persons have both sole voting and investment power over the shares beneficially owned by them.
                                                     Percent
                            Number of Shares            of
Name and Address (1)       Beneficially Owned         Class
 Marc H. Bell (2)               1,682,142             55.3%

 Tsuyoshi Shiraishi(2)(3)
 Harpoon Holdings, Ltd.
 2 Handy Road, #11-09
 Cathay Building,
 Singapore 229233                 862,500             28.4%

Jennifer Spain (4)                 10,000              *

Robert Bell (4)                    90,000              2.9%

Martin Fox  (4)
2001 Tonnelle Avenue
North Bergen, NJ 07047              3,000              *

Richard Videbeck (4)
8405 NW 61st Street
Tamarac, FL 33321                   3,000              *

All executive officers
and directors as a group
(6 persons)(5)                  1,788,142             56.8%


* Less than 1%

(1) The address of each of the named individuals, other than Mr. Shiraishi, Mr. Fox and Dr. Videbeck is c/o Bell Technology Group Ltd., 295 Lafayette Street, New York, NY 10012.
(2) Includes the 862,500 Harpoon Shares which are subject to the October 1995 Irrevocable Proxy entered into between Harpoon and Marc H. Bell, pursuant to which Harpoon has granted Mr. Bell the sole right to vote the Harpoon Shares with respect to the election of the Company's directors. The Irrevocable Proxy terminates in October 2005.
(3) Mr. Shiraishi, a director of the Company, is the sole shareholder of Harpoon.
(4) The named individual has the right to acquire the number of shares shown pursuant to a currently exercisable stock option.
(5)     Includes currently exercisable stock options to purchase
        106,000 shares.

        (b) In connection with the Company's initial public offering, Marc Bell and Harpoon have each deposited 210,000 shares of the Common Stock owned by them (the "Deposit Shares") with the Company. The Company will hold such shares pursuant to a Share Deposit Agreement. The Deposit Shares will be returned to their respective owners no later than at the end of eight years from the date of the Prospectus for the initial public offering. However, the Deposit Shares may be returned prior to such time, if certain levels of profitability are met.


Item 12.        Certain Relationships and Related Transactions

                In the 1994 Financing, the Company received from Harpoon the sum of $500,000, $300,000 of which was evidenced by a seven-year fully subordinated non-interest bearing promissory note (the "Subordinated Note"), and $200,000 of which was used to purchase 50% of the Company's Common Stock. Of the $200,000 contributed to equity, $198,000 was characterized as additional paid-in capital, and $2,000 was characterized as capital stock. The amount due under the Subordinated Note was subsequently reduced to $287,000 after a payment by the Company. The 1994 Financing allowed the Company to increase its borrowing capability, expand its sales capacity and finance additional working capital. A portion of the proceeds of the Company's initial public offering was used to repay the Subordinated Note.

Item 13.        Exhibits and Reports on Form 8-K

        (a)     Exhibits.  See index of exhibits annexed hereto.

        (b)     Reports on Form 8-K

                The Company did not file any Current Reports on Form 8-K during the quarterly period ended September 30, 1996.



                             SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 13, 1997            BELL TECHNOLOGY GROUP, LTD..

                                  By:  /s/ Marc H.  Bell
                                      _______________________
                                      Marc H. Bell
                                      Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 13, 1997                 /s/  Marc H. Bell
                                      ________________________
                                      Marc H. Bell, Chief
                                      Executive Officer
                                      and Director

Date:
                                      ________________________
                                      Martin Fox, Director

Date:
                                      ________________________
                                      T.  Shiraishi, Director

Date: January 13, 1997                 /s/  Robert Bell
                                      ________________________
                                      Robert Bell
                                      Executive Vice President,
                                      Chief Financial Officer
                                      and Director

Date: January 13, 1997                 /s/  Richard Videbeck
                                      ________________________
                                      Richard Videbeck, Director




                             EXHIBIT INDEX
Exhibit                                                        Page
Number  Description                                             No.
1    -  Form of Underwriting Agreement between the Company
        and Rickel & Associates, Inc.("Rickel"), the
        Underwriter.**

3(a) -  Certificate of Incorporation of the Company, dated
        September 29, 1995.*

3(b) -  By-laws of the Company.*

4(a) -  Specimen Stock Certificate.***

4(b) -  Form of Warrant Agent Agreement (including Form of
        Redeemable Warrant).***

4(c) -  Form of Underwriter's Warrant.***

4(d) -  Specimen Warrant Certificate.***

10(a)-  Agreement of Lease between NAFT International Ltd. and
        Cable Building Associates dated as of December 22, 1992.*

10(b)-  Agreement of Lease between NAFT International Ltd. and
        Cable Building Associates dated as of March 12, 1993.*

10(c)-  Agreement of Lease between NAFT International Ltd. and
        Cable Building Associates dated as of May 11, 1994.*

10(d)-  Agreement of Lease between NAFT International Ltd. and
        Cable Building Associates dated as of May 24, 1994.*

10(e)-  Agreement of Lease between Stellar Graphics Corp. and
        Rhodes Associates dated as of September 1, 1994.*

10(f)-  Agreement of Lease between NAFT International Ltd. and
        Cable Building Associates dated as of February 15, 1995.*

10(g)-  Sublease for Penthouse Suite 907D between Rhodes Assoc,
        Cable Building Associates, Team Baseballs, Inc. and
        Stellar Graphics Corp., dated as of July 7, 1995.*

10(h)-  Sublease for Suite 428 between Cable Building Associates,
        Charlotte Sheedy Literary Agency, Inc. and Stellar
        Graphics Corp., dated as of June 21, 1995.*

10(i)-  Agreement for Wholesale Financing between NAFT
        International Ltd. and ITT Commercial Finance Corp., dated as of April 20, 1993.*

10(j)-  Business Financing Agreement between the NAFT
        International Ltd. and ITT Commercial Finance Corp.
        dated as of September 23, 1994.*

10(k)-  Guaranty of obligations of NAFT International Ltd.
        by Marc H. Bell in favor of ITT Commercial Finance
        Corp., dated as April 20, 1993.*


                             EXHIBIT INDEX (con't)
Exhibit
                                                                Page
Number  Description                                              No.
10(l)-  Lock Box Service Agreement made between NAFT
        International Ltd., The First National Bank of Chicago, First Chicago National Processing Corporation and ITT Commercial Finance Corp., dated as of September 20, 1994.*

10(m)- Addendum to Business Financing Agreement and Agreement for Wholesale Financing between NAFT International Ltd.
        and ITT Commercial Finance Corp. dated as of September
        23, 1994.*

10(n)-  Guaranty of obligations of NAFT International Ltd. by
        PFM Technologies Corporation in favor of ITT Commercial
        Finance Corp., dated as of March 28, 1995*

10(o)- Addendum to Business Financing Agreement and Agreement for Wholesale Financing between NAFT International Ltd. and Deutsche Financial Services Corporation, formerly known as ITT Commercial Finance Corp., dated as of September 27, 1995.*

10(p)-  Agreement for Wholesale Financing for MicroAge Commercial
        Credit Dealers between NAFT International Ltd. and MicroAge Computer Centers, Inc., dated as of July 21, 1993.*

10(q)-  Direct Value Added Reseller U.S. Sales Agreement between
        Apple Computer Inc. and NAFT International Ltd., dated as of December 21, 1994.*

10(r)- Export Addendum to the Direct VAR U.S. Sales Agreement between Apple Computer Inc. and NAFT International Ltd., dated as of December 19, 1994.*

10(s)- Direct VAR Apple Authorized Service Provider Agreement between Apple Computer Inc. and NAFT International Ltd., dated as of December 19, 1994.*

10(t)- General Partnership Agreement of PFM/Lehr Worldwide between NAFT Computer Service Corp. and Lehr
        Communications Corp, dated as of September 29, 1995.*

10(u)- Bell Technology Group Ltd. 1995 Stock Option Plan, adopted September 29, 1995.* (+)

10(v)-  Irrevocable Proxy Agreement between Harpoon Holdings
        Ltd.  and Marc H. Bell, dated as of October 1, 1995.*

10(w)-  Employment Agreement between Marc H. Bell and the
        Company dated as of October 1, 1995.* (+)

10(x)-  Employment Agreement between Robert Bell and the
        Company dated as of October 1, 1995.* (+)

10(y)-  Employment Agreement between Jennifer Spain and the
        Company dated as of October 1, 1995.* (+)


                             EXHIBIT INDEX (con't)
Exhibit                                                         Page
Number  Description                                              No.

10(z)-  Share Deposit Agreement between Marc H. Bell, Harpoon
        Holdings Ltd., the Company, and Rickel & Associates.***

10(aa)- Form of Consulting Agreement between the Company, and
        Rickel & Associates.*

10(bb)- Employment Agreement between William T. Jahnke and NAFT
        International Ltd. dated as of November 1, 1995.** (+)

10(cc)- Employment Agreement between Marc Mandel and NAFT
        International dated as of November 1, 1995.** (+)

10(dd)- Amendment to Employment Agreement between Marc H. Bell
        and the Company dated as of January 1, 1996. (+)           40

10(ee)- Amendment to Employment Agreement between Robert Bell
        and the Company dated as of January 1, 1996. (+)           41

10(ff)- Amendment to Employment Agreement between Jennifer
        Spain and the Company dated as of January 1, 1996.(+)      42

10(gg)- Security Agreement with NationsCredit, Commercial
        Corporation of America and NAFT International Ltd.
        dated October 1996.                                        43

10(hh)- Agreement of Lease between Bell Technology Group Ltd.
        and Puck Associates dated as of July 23, 1996.             54


21    - List of Subsidiaries.                                      97

23    - Consent of Arthur Andersen LLP.                            98

27    - Financial Data Schedule                                    99

* Incorporated by reference to Registration Statement on Form SB-2 (File No. 33-98978) filed November 3, 1995.
**   Incorporated by reference to Amendment No. 1 to the
       Registration Statement filed December 20, 1995.
*** Incorporated by reference to Amendment No. 2 to the Registration Statement filed January 23, 1996, declared effective January 24, 1996.
(+) Denotes a management contract or compensatory plan, contract or agreement.


                    BELL TECHNOLOGY GROUP LTD.
                        AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Page
Financial Statements of Bell Technology Group Ltd.
and Subsidiaries


Report of Independent Public Accountants............       F-2

Consolidated Balance Sheets - September 30, 1996 and
September 30, 1995 .................................       F-3

Consolidated Statements of Operations - For the year
ended  September 30, 1996 and the nine months ended
September 30, 1995 .................................       F-4

Consolidated Statements of Changes in Stockholders'
Equity - For the year ended September 30, 1996 and
the nine months ended September 30, 1995 ...........       F-5

Consolidated Statements of Cash Flows - For the year
ended September 30, 1996 and the nine months ended
September 30, 1995 .................................       F-6

Notes to Consolidated Financial Statements .........    F-7 - F-15


                             F-1



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To:      BELL TECHNOLOGY GROUP LTD.:


We have audited the accompanying consolidated balance sheets of Bell Technology Group Ltd. (a Delaware corporation) and Subsidiaries as of September 30, 1996 and September 30, 1995, and the related consolidated statements of operations, and cash flows for the year and nine months then ended, respectively. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bell Technology Group Ltd. and Subsidiaries as of September 30, 1996 and September 30, 1995, the results of its operations and its cash flows for the year and nine months then ended, respectively, in conformity with generally accepted accounting principles.


                                       Arthur Andersen LLP


December 23, 1996
New York, New York




                              F-2


             Bell Technology Group Ltd. and Subsidiaries
                      Consolidated Balance Sheet
                                             September   September
                             Assets           30, 1996    30, 1995
Current assets:
  Cash and cash equivalents                  $2,742,011  $  222,367
  Accounts receivable, net of allowance for
  doubtful accounts of $64,842 and $11,212
  as of September 30, 1996 and September 30,
  1995, respectively                          1,847,918   1,423,548
  Inventories                                   758,353     843,904
  Prepaid expenses and other current assets     195,113      12,061
                                             __________  __________
    Total current assets                      5,543,395   2,501,880
Property and equipment, net                   2,151,294     413,306
Deferred stock offering costs                     --         25,000
Other assets                                    115,093      21,364
                                             __________  __________
     Total assets                            $7,809,782  $2,961,550
                                             ==========  ==========
                Liabilities and Stockholders' Equity
Current liabilities:
  Short term borrowings                     $      --    $  711,952
  Current portion of notes payable               39,152      75,865
  Accounts payable                            1,274,197   1,319,532
  Accrued expenses                              240,116     118,414
  Deferred revenues                             166,617      75,562
  Deferred income taxes                            --        20,816
                                             __________  __________
     Total current liabilities                1,720,082   2,322,141
  Long term note payable, net of curr portion      --        47,050
  Note payable - Stockholder                       --       287,000
  Deferred income taxes                            --         6,562
                                             __________  __________
     Total liabilities                        1,720,082   2,662,753
                                             __________  __________
Commitments and contingencies
Stockholders' equity :
  Preferred Stock, $.01 par value; 500,000
  shares authorized; no shares issued and
  outstanding                                      --           --
  Common Stock, $.01 par value; 10,000,000
  shares authorized; 3,083,210 and 1,725,000
  shares issued and outstanding                  30,832      17,250
  Additional paid-in capital                  8,033,134     362,333
  Accumulated deficit                        (1,974,266)    (80,786)
                                             __________  __________
Total stockholders' equity                    6,089,700     298,797
                                             __________  __________
     Total liabilities and
        stockholders' equity                 $7,809,782  $2,961,550
                                             ==========  ==========

    The accompanying notes are an integral part of
          these consolidated balance sheets.
                             F -3

                            Bell Technology Group Ltd.
                                 and Subsidiaries
                        Consolidated Statements of Operations


                                                       Nine Months
                                       Year Ended         Ended
                                      September 30,    September 30,
                                          1996            1995

Revenues                              $10,373,664       $8,738,410
Costs and expenses:
  Cost of revenues                      8,599,241        7,292,232
  Selling, general and administrative   3,186,718        1,212,829
  Depreciation and amortization           219,176           68,510
  Research and development                 57,250           34,000
                                       __________       __________
     Total costs and expenses          12,062,385        8,607,571
                                       __________       __________
Income (loss) from operations          (1,688,721)         130,839

  Interest income                         121,256             --
  Interest expense                        (98,520)         (72,881)
  Write-off of Debt Issuance Costs       (257,391)            --
                                       __________       __________
Income (loss) before taxes             (1,923,721)          57,958


(Benefit from) provision for taxes        (29,896)          19,099
                                       __________       __________
Net income (loss)                     $(1,893,480)     $    38,859
                                       ==========       ==========


Net earnings (loss) per share             ($0.72)           $0.02


Weighted average shares outstanding     2,633,400        1,725,000




     The accompanying notes are an integral part of these consolidated statements.

                                  F - 4


                   Bell Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Changes in
                               Stockholders' Equity


                                                   Additional      Total
                                 Common Stock        Paid-in    Accumulated   Stockholders
                                Shares    Amount     Capital      Deficit        Equity
Balance, December 31, 1994    1,725,000   $10,625   $  368,958   ($  119,645)  $  259,938
Adjustment related to the
 merger of PFMT and the
 Company                           ---      6,625       (6,625)         ---          ---
Net income                         ---        ---         ---         38,859       38,859
                              _________   ________     ________     _________   _________

Balance, September 30, 1995   1,725,000    17,250      362,333       (80,786)     298,797

Stock issuance in connection
  with bridge financing          35,710       357      249,643          ---       250,000
Proceeds from Initial Public
  Offering, net of expenses
  of $1,602,175               1,322,500    13,225    7,421,158          ---     7,434,383
Net loss                           ---       ---        ---       (1,893,480)  (1,893,480)
                              _________   _______   __________   ___________   __________
Balance, September 30, 1996   3,083,210   $30,832   $8,033,134   ($1,974,266)  $6,089,700
                              =========   =======   ==========   ===========   ==========

    The accompanying notes are an integral part of these consolidated statements.

                                F - 5



                   Bell Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                                         Nine Months
                                             Year Ended     Ended
                                              September   September
                                               30, 1996    30, 1995
Cash flows from operating activities:
  Net (loss) income                          $(1,893,480)  $ 38,859
  Adjustments to reconcile net (loss) income
  to net cash used in operating activities
    Depreciation and amortization                219,176     68,510
    Write-off and amortization of debt issuance  250,000        --
    (Benefit) for deferred taxes                 (29,896)      (838)
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable           (424,370)  (111,434)
    Decrease (increase) in inventories             85,551  (422,991)
    (Increase) decrease in prepaid expenses
      and other current assets                  (183,052)     4,354
    (Increase) in other assets                   (68,729)   (31,890)
    (Decrease) increase in accounts payable      (45,337)    99,211
    Increase in accrued expenses                 121,702      6,347
    (Decrease) in payable due to officers           --       (5,250)
    Increase in deferred revenues                 91,057     48,762
                                             ____________ __________
Net cash used in operations                   (1,877,378)  (306,360)
                                             ____________ __________
Cash flows from investing activities:
  Purchases of property and equipment,
  net of landlord reimbursement               (1,954,646)  (149,917)
                                             ____________ __________
Net cash used in investing activities         (1,954,646)  (149,917)
                                             ____________ __________
Cash flows from financing activities:
  Net (repayments of) proceeds from
    short term borrowings                       (711,952)   417,739
  Repayments of stockholder loan                (287,000)   (13,000)
  Repayments of notes payable                    (83,763)   (48,990)
  Proceeds from initial public offering,
    net of offering costs of $1,602,175        7,434,383        --
                                             ___________ __________
Net cash provided by financing activities      6,351,668    355,749
                                             ___________ __________
Net increase (decrease) in cash and
  cash equivalents                             2,519,644   (100,528)
    Cash and cash equivalents, beginning         222,367    322,895
                                             ___________ __________
    Cash and cash equivalents, ending        $ 2,742,011  $ 222,367
                                             =========== ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest                          53,887     60,157
  Cash paid for income taxes                      12,736        --
  Noncash investing and financing activities:
    Issuance of common stock in connection
      with bridge financing                       250,000       --
    Equipment acquired under capital lease
      obligations                                     --    121,422

    The accompanying notes are an integral part of these consolidated statements
                                 F - 6


Bell Technology Group Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.      The Company and Significant Accounting Policies:

Organization

       Bell Technology Group Ltd. and Subsidiaries (the "Company") was incorporated in the State of Delaware in September 1995.
Shortly thereafter, the Company succeeded by merger to all the assets and liabilities of PFM Technologies Corporation ("PFMT"), a New York corporation (See Note 3). In July 1994, the sole stockholder of NAFT International Ltd. ("NAFT") and Stellar Graphics Corp. ("Stellar Graphics") exchanged 100% of the common stock of both companies for 100 shares (100%) of PFMT, then a newly formed corporation, in a tax free exchange. Subsequent to this transaction, an additional 100 shares of PFMT were issued to Harpoon Holdings, Ltd. ("Harpoon") in consideration for $200,000, of which $198,000 represented additional paid-in capital. The Company also owns 100% of the equity of NAFT Computer Service Corp. ("NCS") a New York corporation formed in September 1994, PFM Communications Inc. ("PFMC"), a New York corporation formed in March 1995 and GameNet Corp. ("GameNet"), a New York corporation formed in March 1995. Prior to the merger of PFMT into the Company, these entities were wholly owned subsidiaries of PFMT. During 1996, the Company changed the name of Stellar Graphics Corp. to Bluestreak Digital Inc. ("Bluestreak").

        The consolidated financial statements herein include the accounts of the Company, NAFT, PFMC, NCS, GameNet and Bluestreak. All material intercompany accounts and transactions have been eliminated. The activities of NAFT and Bluestreak from January 1, 1994 until the formation of PFMT are included in these consolidated financial statements at their carryover basis as they were under common control prior to the tax free exchange discussed above. In September 1995, the Company changed its fiscal year end from December 31 to September 30. Accordingly, the period ended September 30, 1995 is for a nine month period.

Operations

        The Company is a provider of computer and communications services and equipment, including Internet access, Web design, 2-D and 3-D animation and Internet consulting services.

Net Income (Loss) Per Common Share

        Net income (loss) per common share is based on the weighted average number of shares outstanding during the periods presented. The impact of outstanding warrants and stock options has not been included in the calculation as the effect would be anti-dilutive.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentrations of Cash and Accounts Receivable

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. As of September 30, 1996, the Company had concentrations of cash in a bank in the form of demand deposits and money market accounts, totaling approximately $2,503,416. The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base.
The Company primarily operates in the New York City metropolitan area.

Inventories

        Inventory consists of computer hardware and software, parts and related items. Inventories are carried at the lower of cost or market determined by the first-in, first-out method.

Property and Equipment

        Furniture, equipment and internally developed software are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, generally five years. Leasehold improvements are recorded at cost and amortized over the term of the lease or life of the asset, whichever is shorter. Property and equipment consist of the following.


                                          September     September
                                           30, 1996      30, 1995

Leasehold improvements                   $  510,057     $  43,935

Computer and network
equipment                                 1,862,416       520,805

Furniture and delivery
equipment                                   193,054        40,312

Less - Accumulated
depreciation                               (414,233)     (191,746)
                                       _____________   ___________
Property and equipment, net            $  2,151,294    $  413,306
                                       =============   ===========

        Included in computer and network equipment is $155,507 of assets held under capital lease obligations at September 30, 1996 and 1995. Also included in computer and network equipment at September 30, 1996 and September 30, 1995 is $184,086 and $28,333,
respectively, related to internally developed software costs.

Revenue Recognition

        Revenues consist primarily of computer hardware sales, maintenance contracts, Internet access fees, network installation charges, and repair fees. Generally, maintenance contracts are for an agreed upon number of hours and are prepaid by customers. Repair fees and maintenance charges are recognized as the service is provided. Payments received in advance of providing services are deferred until the period such services are provided. Equipment sales and installation charges are recognized when installation is completed.

        Monthly subscription service revenue related to Internet access is recognized over the period services are provided. Subscription service and equipment installation revenues, which require the use of Company-provided installation of equipment at a subscriber's location, are recognized at completion of installation and upon commencement of service. Revenues related to the Web and to 2-D and 3-D animation are recognized at the completion of each project. Projects are generally completed within a three month period.

Cost of Revenues

        Cost of revenues in the Company's Internet businesses, PFMC and GameNet, consist primarily of local access costs, leased network backbone circuit costs, the cost of equipment and applications sold to customers and depreciation of network-related equipment. NAFT's primary cost of revenues is the cost of the computer products it sells. NCS's cost of revenues consist of parts, internal and third-party labor costs, and training and certification costs. Bluestreak's cost of revenues consist primarily of labor, printing expenses and camera work.

Research & Development

        Research and development costs are expensed as incurred.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Recent Pronouncements

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121"), which is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangible assets held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company believes that, as of September 30, 1996, no assets covered by SFAS 121 have been impaired.

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("SFAS 123".) SFAS 123 allows companies to account for stock-based compensation to employees under either (i) the new provisions of SFAS 123 or (ii) the provisions of APB 25 with pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company intends to continue accounting for its stock-based compensation to employees in accordance with the provisions of APB 25. As the Company did not issue options to non-employees, the implementation of SFAS 123 had no impact on the financial position, results of operations and cash flows of the Company.


2.      Debt

        The Company (through its NAFT subsidiary) has available a total of $1,400,000 pursuant to a Business Financing Agreement and an Agreement for Wholesale Financing with Deutsche Financial Services ("DFS") to finance its accounts receivable and inventory. On certain inventory purchased from Apple and financed through DFS, Apple pays the finance charges for a thirty day period. As of September 30, 1995 and 1996, the Company had outstanding a total of $377,261 and $1,386,170, respectively, under these agreements, of which $377,261 and $674,218, respectively, represent the portion of the line used for the Wholesale Financing Agreement and are included in accounts payable in the accompanying balance sheet. At September 30, 1996, the Company had not drawn upon the Business Financing Agreement.

        The borrowings under these agreements bear interest at the prime rate plus 1.5% (9.75% as of September 30, 1996) and are secured by a continuing security interest in substantially all of the assets of NAFT and the guarantee of the Company. Interest expense related to such agreements was $45,000 for 1996 and $55,000 for 1995. Pursuant to the terms of these agreements, NAFT is required to obtain prior written consent from DFS before it engages in certain transactions outside of NAFT's ordinary course of business. These agreements also require that NAFT comply with certain financial covenants and prohibit dividends. NAFT presently has an accumulated deficit. Future retained earnings will be restricted as to the payment of dividends.

        The Company borrowed $300,000 from Harpoon, a stockholder of the Company, in 1994. The debt incurred by this borrowing was repaid in full during fiscal year 1996.


3.      Stockholders' Equity and Stock Options

Initial Public Offering

        In January, 1996. the Company sold, in an initial public offering, 1,150,000 shares of Common Stock at an initial offering price of $7.00 per share, and 575,000 Redeemable Purchase Warrants for $.10 per warrant. Each warrant entitles the holder to purchase one share of the Company's common stock for $7.70 per share. The warrants are redeemable by the Company at $.10 per warrant at any time after January 24, 1997 if certain conditions are met. The net proceeds which the Company received from the public offering amounted to approximately $6,600,000.

        In March 1996, the underwriter of the initial public offering exercised its over-allotment option to purchase 129,642 common shares from the Company for $7.00 per share. The net proceeds amounted to approximately $800,000.

Bridge Financing

        In October 1995, the Company borrowed $250,000 in a Bridge Financing. The Bridge Notes issued in connection with the Bridge Financing carried interest at 9% per annum. Such loans were repaid at the closing of the initial public offering. In connection with the Bridge Financing, the Company issued 35,710 shares of Common Stock to the Bridge Lenders at no cost, which were registered as part of the initial public offering. Debt issuance costs of $257,391 and interest expense of $37,149 were incurred by the Company as a result of the bridge loan transaction.

Stock Options

        The Company has an Employee Stock Option Plan (the "Stock Option Plan"). Under the Option Plan, options are exercisable for a period up to 10 years from the date of the grant. The number of shares of Common Stock reserved for issuance under the Option Plan is 360,000. The purchase price of the stock will be equal to or greater than 100% of the fair market value at the date of issue.

        As of September 30, 1996, options to purchase approximately 202,730 shares, at exercise prices between $7.00 and $8.75 have been issued under the plan. In the opinion of management, options were issued at the fair market value of the Company's Common Stock as of the date of the grant.


Merger

        Pursuant to the terms of the merger of PFMT and the Company, in September 1995, each of the 200 shares of outstanding common stock of PFMT was exchangeable for 8,625 shares of common stock of
the Company.   As a result, as of September 30, 1996 there was a
total of 1,725,000 shares of common stock of the Company issued and outstanding. All per share amounts have been adjusted retroactively to reflect this merger.

Deposit Shares

        In connection with the Company's initial public offering, Marc Bell and Harpoon have each deposited 210,000 shares of the Common Stock owned by them (the "Deposit Shares") with the Company. The Company will hold such shares pursuant to a Share Deposit Agreement. The Deposit Shares will be returned to their respective owners no later than at the end of eight years from the date of the Prospectus for the initial public offering. However, the Deposit Shares may be returned prior to such time, if certain levels of profitability are met.


4.      Commitments and Contingencies

Capital and Operating Leases

        The Company leases office equipment and office space under various noncancellable operating leases. Rent expense for the year ended September 30, 1996 and the nine months ended September 30, 1995 was approximately $253,402 and $81,280, respectively. The Company has entered into capital leases for computer equipment. These capital lease obligations have been recorded at interest rates ranging from 8% to 8.75%.

        Future minimum lease payments under these lease agreements are as follows:

      Year Ending
      September 30,                     Operating      Capital
          1997                        $   421,160     $ 54,071
          1998                            392,548         --
          1999                            423,319         --
          2000                            447,362         --
          2001                            456,309         --
      Thereafter .................      3,240,388         --
 Less: Amount representing interest          --        (14,919)
 Present value of net minimum lease    __________     _________
 payments .........................   $ 5,381,086     $ 39,152
                                       ==========     =========

5.      Income Taxes

        Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The provision for income taxes on historical net income for the year ended September 30, 1996 and the nine months ended September 30, 1995 differs from the amount computed by applying the federal statutory rate due to the effects of state and local taxes, net of federal tax benefit and for the year ended September 30, 1996, the difference is also the result of the Company recording a valuation allowance.

        The Company is in an accumulated loss position for both financial reporting and income tax purposes. No current federal tax benefit has been recorded due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. The Company has a tax loss carryforward of approximately $1.5 million at September 30, 1996. This carryforward expires in 2011. The benefit from the provision for taxes of $29,896 represents the reversal of deferred taxes provided in prior years.

   Income tax (benefit) expense consists of the following:
                                                  Nine Months
                                   Year Ended        Ended
                                    September      September
                                     30, 1996       30, 1995
                                _____________    ____________
               CURRENT:
               Federal                 --         $    8,410
               State and local         --             11,527
                                 ____________     ___________
                 Total                 --             19,937
                                 ____________     ___________
               DEFERRED:
               Federal            $  (19,759)           (398)
               State and local       (10,137)           (440)
                                  ___________     ___________
                 Total            $  (29,896)     $     (838)
                                  ___________     ___________
               Total              $  (29,896)     $   19,099
                                  ===========     ===========

           The provision for income taxes on historical net income for the year ended September 30, 1996 and the nine months ended
September 30, 1995 differs from the amount computed by applying the federal statutory rate due to the following:

                                                    Nine Months
                                      Year Ended      Ended
                                       September     September
                                       30, 1996      30, 1995
                                      __________    ___________

Statutory federal income tax rate        (34%)          34%
Effect of federal graduating tax
rate ............................          --          (18%)
State and local taxes, net of
federal benefit .................        (11%)          14%
Other ...........................        ( 1%)           3%
Valuation allowance .............         44%            --
                                        ______        ______
Effective income tax rate .......        ( 2%)          33%
                                        ======        ======


        Significant components of the Company's deferred tax assets and liabilities are as follows:


                                   September       September
                                   30, 1996        30, 1995
                                   _________       _________

Deferred tax assets
(liabilities):

Tax depreciation and
amortization in excess
of book depreciation
and amortization ......          $  (12,920)      $  (6,708)

Income not recognized
due to the change from
the cash to the accrual
method of accounting
for income tax purposes                 --          (25,828)

Net operating loss
carry forward .........             733,393             --

Allowance for doubtful
accounts ..............              29,176           5,158

Valuation allowance ...            (749,649)            --
                                  __________      __________
Total net deferred tax
liabilities ..........            $     --        $ (27,378)
                                  ==========      ==========

6.      Employment Agreement

        In October 1995, the Company entered into an employment agreement with Marc H. Bell which extends for a period of five years, terminating on September 30, 2000. Pursuant to the terms of the agreement, Mr. Bell receives a base salary of $200,000 per year and a bonus equal to 5% of the annual pre-tax net income of the Company in excess of $1 million.

        The Company also entered into employment agreements on October 1, 1995 with two officers of the Company, which extend for a period of two years. Pursuant to the terms of these agreements, annual base salary totals $189,000 per annum. In addition to base compensation, the Company intends to reserve at the end of each fiscal year, a sum equal to ten (10%) percent of the consolidated net income of the Company (computed before provision for federal and state income taxes) (the "Bonus Pool"), for allocation among the officers of the Company and certain key employees (including Marc H.
Bell) as the Board of Directors of the Company may determine. Marc Bell will receive an amount equal to 5% of the pre-tax income over $1 million (50% of the Bonus Pool) to the extent, if any, that the Bonus Pool exceeds $100,000.


7.  Subsequent Event

New Credit Agreement

        In October, 1996, the Company entered into a new credit agreement with NationsCredit, to replace the DFS facility discussed in Note 2. This agreement provides for a revolving credit line of up to $3,000,000 based upon 100% of eligible inventory and 80% of eligible trade receivables. On inventory items, Naft will finance the purchase invoice through the line of credit and pay no interest for the first 30 days. After the expiration of such 30 day period, interest will accrue at the prime rate plus 1.75%. Any borrowings under this agreement are secured by substantially all of the assets of Naft and a cross guaranty of the Company.

EXHIBIT 10(dd)

                                  As of January 1, 1996



Bell Technology Group Ltd.
295 Lafayette Street
3rd Floor
New York, New York 10012

Gentlemen:

        Reference is made to the employment agreement between Bell Technology Group Ltd. and the undersigned, dated as of October 1, 1995.

        This letter is to confirm that the undersigned's salary will remain as it was prior to October 1, 1995 until January 1, 1996 at which time the fixed salary set forth in the Employment Agreement shall become effective.

                                Very truly yours,

                                /s/ Marc. H. Bell

                                Marc H. Bell




EXHIBIT 10(ee)


                                  As of January 1, 1996




Bell Technology Group Ltd.
295 Lafayette Street
3rd Floor
New York, New York 10012

Gentlemen:

        Reference is made to the employment agreement between Bell Technology Group Ltd. and the undersigned, dated as of October 1, 1995.

        This letter is to confirm that the undersigned's salary will remain as it was prior to October 1, 1995 until January 1, 1996 at which time the fixed salary set forth in the Employment Agreement shall become effective.

                                Very truly yours,

                                /s/ Robert B. Bell

                                Robert B. Bell




EXHIBIT 10(ff)


                                  As of January 1, 1996




Bell Technology Group Ltd.
295 Lafayette Street
3rd Floor
New York, New York 10012

Gentlemen:

        Reference is made to the employment agreement between Bell Technology Group Ltd. and the undersigned, dated as of October 1, 1995.

        This letter is to confirm that the undersigned's salary will remain as it was prior to October 1, 1995 until January 1, 1996 at which time the fixed salary set forth in the Employment Agreement shall become effective.

                                Very truly yours,

                                /s/ Jennifer Spain

                                Jennifer Spain





EXHIBIT 10(gg)

SECURITY AGREEMENT

        THIS SECURITY AGREEMENT is made as of October, 1996, between NATIONSCREDIT COMMERCIAL CORPORATION OF AMERICA, a North Carolina corporation with a place of business at 415 Eagleview Boulevard, Suite 116, Exton, Pennsylvania 19341 ("NCC"), and NAFT INTERNATIONAL LTD., a New York corporation with its principal place of business at 295 Lafayette Street, 3rd Floor, New York, New York 10012 ("Dealer").

        1. ADVANCES. At Dealer's request, NCC, AT ITS OPTION, will advance funds (collectively, "Advances") to Dealer for its acquisition of inventory or other purposes satisfactory to NCC. NCC will send Dealer schedules listing the amounts of Advances hereunder and other billing information. If Dealer does not agree with any schedule, it must immediately notify NCC in writing of the objections. Dealer's failure to notify NCC of objections within seven days after receipt shall constitute an acceptance of the schedule.

        2. TERMS OF ADVANCES. Dealer will repay each Advance as provided herein or in any other written agreement between NCC and Dealer. Dealer agrees that:

        (a) Dealer will pay NCC's financing, service and late charges, according to and upon receipt of the billing statements which NCC delivers to Dealer and within the time specified by NCC, and will not delay payment of any obligations to NCC, or assert any defense or set-off with respect to said obligations, on account of any dispute between Dealer and the vendor or manufacturer of any Inventory (as hereafter defined). Dealer will repay the full invoice amount relating to Advances used to fund the acquisition of Inventory, notwithstanding any allowance or discount provided by the vendor or manufacturer to NCC. Advances disbursed directly to vendors or manufacturers will be treated as outstanding from the date on which NCC processes the applicable invoice, regardless of any funding delay allowed by the vendor or manufacturer.

        (b) NCC, at its discretion, may at any time and without notice to Dealer apply any monies received from Dealer in payment of any of Dealer's obligations or liabilities to NCC, in such order of application as NCC may determine.

        (c) Advances will bear interest at a per annum rate equal to the Prime Rate plus 1.75% (subject to any interest-free period provided by vendor), but any past due amounts owing hereunder will bear interest at a rate equal to 1.5% per month. Interest will be calculated on a simple interest basis for a year of 365 or 366 days, based on actual days elapsed. If any payment is due on a date that is not a business day, the due date will be extended to the next business day. "Prime Rate" means the prime rate announced by NationsBank, N.A. at its office in Charlotte, North Carolina and in effect on the last business day of a calendar month, effective for the next month.

        (d) NCC acknowledges receipt of a facility fee of $5,000 from Dealer. Such fee has been fully earned and is non-refundable.

        (e) In lieu of a promissory note or other instrument evidencing the indebtedness hereunder, NCC will maintain records reflecting Dealer's outstanding indebtedness. Failure to make notation of any Advance, however, will not affect the obligations of Dealer. Entries in such records will be conclusive, absent manifest error.

        3. COLLATERAL. As security for all present and future obligations of Dealer to NCC, whether or not arising under this Agreement, and of whatever kind, now due or to become due, absolute or contingent, Dealer hereby grants to NCC a continuing security interest in the following (collectively, "Collateral"), whether now owned or hereafter acquired: (a) all inventory of Dealer ("Inventory"), all replacements and substitutions therefor, all parts, additions and accessions thereto, and all returned and repossessed goods, (b) all of Dealer's accounts, receivables, chattel paper and other rights to payment arising from Dealer's sale or lease of goods or provision of services in the ordinary course of business ("Accounts"), including books and records relating thereto, (c) all of Dealer's goods, equipment, fixtures, furniture, contract rights, documents, securities and other investment property, general intangibles and other assets of every kind and nature, whether real, personal, tangible or intangible, and (d) the proceeds and products of the foregoing. The Collateral includes, and Dealer specifically assigns to NCC, all present and future credits payable by those who sell or otherwise supply Inventory to Dealer, all rental and other monies due or to become due from those who lease Inventory from Dealer, and the proceeds thereof. Dealer authorizes each lessee, seller and supplier to pay these directly to NCC. Dealer will sign all papers necessary to evidence the assignment (including, if requested, a separate assignment agreement), will take all actions and deliver all documents and instruments appropriate to perfect the security interests granted, and will bear all costs of recording and perfection.

        4. DEALER'S REPRESENTATIONS AND WARRANTIES. Dealer represents and warrants to NCC that, at all times during which this Agreement is in effect, the following statements are and shall be true:

        (a) Dealer is a corporation duly organized, validly existing and in good standing in its jurisdiction of organization and in all other jurisdictions in which the nature of its business or properties requires qualification to do business.

        (b) The execution, delivery and performance of this Agreement and all related documents by Dealer: have been duly authorized by all requisite corporate action, do not require any consent of stockholders or any other person or entity that has not been obtained, do not violate Dealer's charter or bylaws, and do not violate or result in default under any governmental decree, court order, law or material agreement applicable to Dealer or any of its properties. The execution, delivery and performance of the Guaranty ("Guaranty") by Bell Technology Group Ltd. ("Guarantor") in favor of
NCC: do not require any consent of any person or entity that has not been obtained, and do not violate or result in default under any governmental decree, court order, law or material agreement applicable to Guarantor or any of his properties.

        (c) This Agreement and all related documents executed by Dealer constitute valid and binding obligations of Dealer, enforceable in accordance with their terms. The Guaranty constitutes a valid and binding obligation of Guarantor, enforceable in accordance with its terms.

        (d) All financial statements of Dealer submitted to NCC have been prepared in accordance with generally accepted accounting principles, consistently applied ("GAAP"), and accurately reflect Dealer's financial condition and results of operations. All financial statements of Guarantor submitted to NCC accurately reflect Guarantor's financial condition.

        (e) There is no pending or threatened litigation, governmental investigation or other legal proceeding affecting Dealer, Guarantor or any of their properties that could have a material adverse effect on Dealer's or Guarantor's financial condition, business, operations, assets or prospects, or that challenges the validity or enforceability of this Agreement, the Guaranty, any related documents, or Dealer's or Guarantor's obligations with respect thereto.

        (f) Dealer has duly filed all federal, state and other tax returns that it is required by law to file, has paid all taxes and assessments from time to time owing, and is in compliance in all material respects with applicable law.

        (g) Except as disclosed in writing by Dealer to NCC, no Account is subject to any potential offset, counterclaim, allowance or defense to payment, represents an obligation to pay an amount that is not fixed or is subject to a contingency or condition, relates to an invoice or billing statement that has been redated, represents an advertising credit, arises from warranty or return services, or is evidenced by an instrument or other writing.

        5. DEALER'S DUTIES. So long as this Agreement remains in effect, Dealer agrees that it shall:

        (a) Sell and deliver Inventory only to retail customers in the ordinary course of business, and not otherwise sell, transfer, encumber or lease any item of Collateral without NCC's prior written consent;

        (b) Keep accurate and complete records of the Collateral, and during reasonable hours, permit NCC to inspect and make copies of Dealer's books and records and to inspect the Collateral, at Dealer's expense (but so long as no default exists hereunder, Dealer shall not reimburse for audit expenses in excess of $1,000 per quarter);

        (c) Promptly report and pay all taxes and other charges against the Collateral; maintain a perfected, first priority security interest in favor of NCC in the Collateral, subject only to other liens and encumbrances acceptable to NCC in its discretion; and discharge all other liens, encumbrances, assessments, charges and adverse claims that from time to time attach to or are asserted against the Collateral;

        (d) Pay all transportation and storage charges on the Collateral; and pay all rents, if any, for the use of premises on which Dealer keeps any Collateral;

        (e) Keep the Collateral insured for full value against all insurable risks, on terms acceptable to NCC and with NCC as the loss payee, as its interest may appear; and notify NCC in writing 10 days before changing or canceling such policies;

        (f) Mark all chattel paper, instruments and records evidencing or relating to the Accounts as being subject to the security interest created hereby; take all actions appropriate for the collection and enforcement of Accounts, and for the perfection of any liens securing Accounts; permit NCC to contact Account obligors to verify information provided by Dealer, and assist NCC in such verification process; and after a default (as described in Section 7 hereof), not adjust, settle or compromise the amount, payment or performance of any obligations relating to Accounts, without the prior consent of NCC;

        (g) Maintain (i) tangible net worth (defined as shareholders' equity determined in accordance with GAAP, plus indebtedness subordinated to amounts owing hereunder on terms satisfactory to NCC, minus items treated as intangibles under GAAP, prepaid expenses, amounts owing to Dealer by any employee, officer or other affiliate, and any other asset that cannot be identified as tangible) of not less than $1,400,000 at the end of each fiscal quarter, and (ii) a ratio of total liabilities (as determined in accordance with GAAP) to tangible net worth of not greater than 2.5 to 1 at the end of each fiscal quarter;

        (h) If any default hereunder exists or would be caused thereby, not make, pay or declare any dividends or distributions, not redeem, repurchase or retire any subordinate debt or shares of its capital stock, and not make any payment with respect to subordinate debt;

        (i) Deliver to NCC (i) by the 15th day of each month, a detailed Inventory report, and Accounts and accounts payable aging reports, in form and substance satisfactory to NCC, (ii) within 60 days after the end of each fiscal quarter, Dealer's balance sheet and statement of income for such quarter and for the portion of the fiscal year then ending, prepared in accordance with GAAP and certified by an officer of Dealer in a manner acceptable to NCC,
(iii) within 120 days after the end of each fiscal year, Dealer's balance sheet and statements of income and cash flows for such fiscal year, prepared in accordance with GAAP, audited by independent certified public accountants acceptable to NCC, and accompanied by such accountants' unqualified opinion, (iv) at least 30 days prior to each fiscal year, Dealer's balance sheet and income projections for such year, and thereafter upon preparation, any internal updates or modifications to such projections, (v) concurrently with the filing or distribution thereof, copies of Guarantor's Forms 10-Q and 10-K, and its Annual Report, (vi) within 120 days after the end of each fiscal year, an Accounts report, detailing each Account debtor's name, address, contact, phone number and other information requested by NCC, and (vi) such other information relating to the Borrowing Base (as hereafter described), Inventory, Accounts, Dealer's and Guarantor's financial conditions, and other matters as NCC shall request from time to time; and

        (j) By Thursday of each week (and more often, if requested by NCC), Dealer shall deliver to NCC a calculation of the Borrowing Base and an Inventory summary, as of the close of business on the preceding day, in form and substance satisfactory to NCC. If at any time outstanding Advances (including any Advances that have been committed but unfunded for more than five days or such other length of time as NCC reasonably deems appropriate) exceed the current Borrowing Base, Dealer will immediately repay such excess to NCC and payment of the excess will be in addition to any regularly scheduled payments. "Borrowing Base" means 100% of the cost of all Eligible Inventory, plus 80% of the value of all Eligible Accounts, but NCC reserves the right to adjust Borrowing Base requirements, eligibility and advance rates from time to time at its discretion. "Eligible Inventory" and "Eligible Accounts" are defined on Exhibit A hereto.

        6.      COLLECTION OF ACCOUNTS.

        (a) Until NCC exercises its rights to collect the Accounts as set forth below, Dealer will collect all Accounts with diligence, whether or not they constitute Eligible Accounts. Dealer will advise all Account obligors to make remittances to a lock box established by NCC. Remittances received in the lock box shall be credited to Dealer's obligations, but all credits are conditional, subject to collection. Returned items and costs relating to the lock box and related depository account will be charged to and payable by Dealer.

        (b) NCC may, at any time and in its sole discretion, with or without cause, (i) give notice of assignment to any or all Account obligors, following three business days prior written notice to Dealer; (ii) collect any or all Accounts directly, at Dealer's expense; (iii) settle or adjust disputes and claims directly with Account obligors for amounts and upon terms which NCC considers advisable; (iv) receive, open and dispose of all mail addressed to Dealer and notify post office authorities to change the address for delivery of Dealer's mail to an address designated by NCC; (v) endorse Dealer's name on any checks or other evidence of payment that may come into possession of NCC and on any invoice, freight or express bill, bill of lading or other document; (vi) in Dealer's name or otherwise, demand, sue for, collect and give acquittance for any and all monies due or to become due on Accounts; (vii) compromise, prosecute or defend any action or claim concerning Accounts; and/or (viii) do any and all things appropriate to carry out the intent of this Agreement, or any other agreement between the parties. Neither NCC nor any person acting as its attorney hereunder shall be liable for any acts or omissions or for any error of judgment or mistake of fact or law, except for gross negligence or willful misconduct. Dealer agrees that the powers granted hereunder, being coupled with an interest, are irrevocable.

        (c) Notwithstanding the foregoing, the parties agree that NCC is under no duty to take any actions relating to any Accounts, any related agreements or any other Collateral, including any duty as to the collection or protection of Accounts or income therefrom, or the preservation of rights relating thereto.

        7. DEFAULTS. Any of the following shall constitute a "default" hereunder: failure by Dealer to pay any amount owing to NCC when due; failure by Dealer to fulfill any agreement with NCC, whether or not contained herein; any material change in the ownership, management or control of Dealer, without NCC's prior written consent; liquidation or dissolution of Dealer; assignment by Dealer or Guarantor for the benefit of creditors; Dealer ceasing to do business as a going concern; filing of a petition by or against Dealer or Guarantor under any bankruptcy, insolvency, reorganization, moratorium, liquidation or similar law, or for the appointment of a receiver; Dealer or Guarantor becoming insolvent or unable to pay debts as they come due; entry of a judgment against Dealer or Guarantor; default by Dealer in the payment or performance of any obligations owing to any other creditor, beyond any applicable grace period; issuance of an order of attachment against Dealer, Guarantor or any of their property; issuance of an order of attachment against any Collateral, or damage to or destruction of a substantial part of the Collateral; any change in Dealer's or Guarantor's financial condition, business, operations, assets or prospects that NCC deems to be adverse, or the occurrence of any other circumstance or event as a result of which NCC deems itself insecure; any assertion by Guarantor that a material provision of the Guaranty is unenforceable, or any revocation or repudiation by Guarantor of his obligations under the Guaranty; or any representation or statement furnished to NCC on behalf of Dealer or Guarantor proves to have been false when given.

        8. REMEDIES. During the continuance of any default hereunder, NCC can, at its option and without notice, demand immediate payment of any or all obligations under this Agreement or otherwise owing to NCC. NCC shall have all the rights and remedies available at law, in equity or by agreement, including those of a secured party under the Uniform Commercial Code in effect in the jurisdiction where the Collateral is kept. Such rights shall include the right to cancel any committed but unfunded Advances for shipments of Inventory by vendors, to enter any of Dealer's premises with or without legal process, but without force, and/or to take possession of and remove Collateral, and books and records relating to Collateral. At NCC's request, Dealer will assemble, prepare for removal and make available to NCC at a place to be designated by NCC which is reasonably convenient to both parties such items of Collateral as NCC may from time to time request. During the continuance of a default, NCC may take control of any funds generated by the Collateral, notify Account obligors to make payment to an account or location designated by NCC, and in NCC's name or Dealer's name, demand, collect, receipt for, settle, compromise, sue for, repossess, accept returns of, foreclose or realize upon any Collateral, including without limitation Accounts and related instruments and security therefor. Dealer agrees that private sale of any item financed by NCC at the amount owed to NCC on that item, less a reasonable restocking charge, shall be a commercially reasonable method of disposition. Ten days written notice of a public sale date or the date after which a private sale may occur shall be a reasonable notice. NCC shall not be chargeable with responsibility for the accuracy or validity of any document or for the existence or value of any Collateral, and shall not be liable for failure to collect any amounts owing on an Account or instrument. Dealer further agrees to pay reasonable attorneys' fees and legal expenses incurred by NCC in enforcing this Agreement, and such fees and expenses shall constitute a portion of the obligations secured hereby. NCC SHALL NOT BE LIABLE FOR ANY ACT OR OMISSION OF ITS OFFICERS, AGENTS OR EMPLOYEES, ABSENT GROSS NEGLIGENCE OR WILFUL MISCONDUCT.

        9. REQUESTS FOR ADVANCES. Each request by Dealer for an Advance hereunder shall constitute a representation by Dealer that (a) no default hereunder, or event or circumstance that with the passage of time or notice could constitute a default hereunder, exists or would result from the Advance, (b) the representations and warranties set forth herein are true and complete as of the date of the Advance, and (c) no event or circumstance has occurred or exists that could reasonably be expected to have a material adverse effect on the financial condition, business, operations, assets or prospects of Dealer or Guarantor.

        10. MODIFICATION. This Agreement cannot be changed unless the change is in writing and signed by both NCC and Dealer. However, the following exceptions will be sufficiently proved by ordinary course of business records of NCC: (a) descriptions of specific items of Collateral; (b) amounts of Advances owed to NCC;
(c) time extensions; and (d) the rate and amount of financing and service charges, curtailments and late charges. Any provision of this Agreement found upon judicial interpretation or construction to be void or prohibited by law shall not invalidate the remaining provisions hereof.

        11. POWER OF ATTORNEY. Dealer hereby irrevocably appoints NCC, including any officer or employee of NCC as NCC may designate, as its true and lawful attorney-in-fact with power of substitution to do the following acts on behalf of Dealer: to prepare, execute and deliver in the name of Dealer security instruments, financing statements, lien filings and certificates of title relating to Collateral; to endorse Dealer's name upon any notes, checks, drafts, money orders and other forms of instruments made payable to Dealer and relating to Collateral; and generally to perform all acts and do all things necessary and proper in connection with the transactions contemplated hereby or in discharge of the powers hereby conferred, including the making of affidavits and the acknowledgment of instruments as fully as if done by Dealer. The foregoing powers are coupled with an interest and shall be irrevocable, without the prior written consent of NCC, as long as any obligations of Dealer to NCC remain outstanding.

        12. FAILURE TO PERFORM. If Dealer fails to perform any act required hereunder, including the payment of taxes, liens and insurance premiums relating to the Collateral, NCC may (but shall not be required to) perform or cause performance of such act. Any amounts expended or incurred by NCC in the performance of any such act or in the enforcement of this Agreement shall constitute part of the obligations secured hereunder, will bear interest at the default rate hereunder and will be payable upon demand. All rights and remedies of NCC hereunder are cumulative. No delay of NCC in exercising any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of a right preclude other or further exercise thereof or of any other right hereunder.

        13. WAIVER OF JURY TRIAL. TO THE MAXIMUM EXTENT PERMITTED BY LAW, THE PARTIES HERETO WAIVE TRIAL BY JURY IN ANY DISPUTE OR PROCEEDING RELATING IN ANY WAY TO THIS AGREEMENT OR ANY RELATED MATTERS. Dealer waives all relief from all appraisement, valuation, deficiency or exemption laws now in force or hereafter enacted.

        14. HAZARDOUS WASTE INDEMNIFICATION. Dealer shall indemnify and old harmless NCC, its parent company, subsidiaries and all of their directors, officers, employees, agents, successors, attorneys and assigns from and against any loss, damage, cost, expense or liability directly or indirectly arising out of or attributable to the use, generation, manufacture, treatment, production, storage, release, threatened release, discharge, disposal or presence of a hazardous substance on, under or about Dealer's property or operations or property leased to Dealer, including but not limited to attorneys' fees (including the reasonable estimate of the allocated cost of in-house counsel and staff). For these purposes, the term "hazardous substances" means any substance which is or becomes designated as "hazardous" or "toxic" under any federal, state or local law. This indemnity shall survive repayment of Dealer's obligations to NCC.

        15. DISCLAIMER OF WARRANTY. DEALER ACKNOWLEDGES THAT NCC HAS MADE NO EXPRESS OR IMPLIED WARRANTIES WITH RESPECT TO ANY INVENTORY OR OTHER COLLATERAL, INCLUDING ANY WARRANTY OF MERCHANTABILITY. DEALER IRREVOCABLY WAIVES ANY CLAIMS AGAINST NCC WITH RESPECT TO THE INVENTORY AND OTHER COLLATERAL WHETHER FOR BREACH OF WARRANTY OR OTHERWISE. Any such claims shall not alter, diminish or otherwise impair Dealer's liabilities or obligations to NCC hereunder. NCC does not assume any obligations of Dealer relating to the Inventory, any Accounts, any contract obligations, or any other obligations or duties arising from the Collateral.

        16. TIME; UCC. Time is of the essence in the performance of Dealer's duties, but NCC's failure to insist upon strict compliance with this Agreement shall not be deemed a waiver of any of NCC's rights. A waiver by NCC on any one occasion shall not be construed as a bar to or waiver of any right or remedy on any future occasion. Terms are used herein as defined in the Uniform Commercial Code. A copy of this Agreement or any financing statement may be filed as a financing statement in any appropriate jurisdiction.

        17. ASSIGNMENT. NCC may assign this Agreement, but Dealer must have NCC's written consent before Dealer can assign this Agreement. If assigned, this Agreement shall be for the benefit of each assignee or other successor in interest of each party and shall bind them until terminated.

        18. TERMINATION. Either party may terminate this Agreement by giving 30 days written notice to the other party, but no such termination shall alter Dealer's obligations to NCC relating to amounts funded or committed prior to the effective date of the termination, and all rights, remedies and covenants shall extend until payment in full of all amounts owing by Dealer to NCC. If Dealer specifically requests NCC to furnish a termination statement and such statement is legally required, NCC shall execute and deliver same to Dealer within 20 business days after receiving a written request therefor.

        19. GOVERNING LAW. This Agreement shall be governed by the laws of the Commonwealth of Pennsylvania. The parties agree that the state and federal courts located in Pennsylvania, including the U.S. District Court for the Eastern District of Pennsylvania, shall have jurisdiction to hear and determine any claim, dispute or demand pertaining to this Agreement, and the parties expressly submit and consent to such jurisdiction.

        20. RATE LIMITATION. It is not the intention of any party to this Agreement to make an agreement violative of any applicable laws relating to maximum permissible rates of interest. In no event shall Dealer be obligated to pay any amount in excess of the maximum amount of interest permitted under applicable law.

        21. ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the parties, and supersedes all prior agreements and understandings relating to the subject matter hereof. THIS WRITTEN AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN AGREEMENTS BETWEEN THE PARTIES.

        DEALER ACKNOWLEDGES RECEIPT OF A COPY OF THIS AGREEMENT.

        IN WITNESS WHEREOF, this Security Agreement is executed as of the date first set forth above.

        NAFT INTERNATIONAL LTD.

              /s/ Marc H. Bell
        By________________________________________
              Marc. H. Bell, President and
              Cheif Executive Officer

        NATIONSCREDIT COMMERCIAL
        CORPORATION OF AMERICA

              /s/ Richard Autrey
        By________________________________________

              Richard Autrey, Vice President


                            Exhibit A
                               to
                        Security Agreement


                        Certain Definitions

        As used in the Security Agreement, the following terms have the meanings set forth below:

1.      "Eligible Account" means an Account that:
        (a)   is subject to a perfected security interest in favor
              of NCC, free from any other lien or encumbrance;
        (b)   is not unpaid more than 90 days from the invoice date;
        (c) is not owing by an Account obligor for whom more than 50% of its Accounts are unpaid more than 90 days from invoice date;
        (d) when aggregated with all other Accounts payable by the Account obligor, does not constitute more than 10% of total Eligible Accounts, unless NCC has specifically approved the concentration level for such obligor;
        (e) is not owing by an officer, employee, agent, subsidiary, parent or other affiliate of Dealer;
        (f) is not owing by an Account obligor located or otherwise resident outside the United States;
        (g) is not owing by the United States of America or any other governmental authority, unless NCC has received an effective assignment acceptable to it;
        (h) is not payable by an Account obligor who has suspended business, has made an assignment for the benefit of creditors, is insolvent, or is the subject of a voluntary or involuntary proceeding under any bankruptcy law or other law for the relief of debtors;
        (i) is not subject to any condition, contingency, allowance, defense, dispute, off-set or counterclaim, including any allegation of non-conformity of goods, failure of delivery or breach of warranty;
        (j) does not relate to an invoice or billing statement that has been redated;
        (k) does not arise from services rendered or a consignment, is not represented by an instrument or chattel paper, and is not secured by a letter of credit; and
        (l)   is otherwise acceptable to NCC.

2. "Eligible Inventory" means Inventory that (a) is subject to a perfected, first priority security interest in favor of NCC, free from any other lien or encumbrance, (b) is located at Dealer's facilities and is not in transit, (c) is subject to repurchase under an agreement between NCC and the vendor or manufacturer, on terms acceptable to NCC, and (d) is otherwise acceptable to NCC.


EXHIBIT 10(hh)

STANDARD FORM OF OFFICE LEASE                             3/1/90
The Real Estate Board of New York, Inc.

Agreement of Lease, made as of this 29th day of February, 1996, between PUCK ASSOCIATES, c/o Kushner Companies, 26 Columbia Turnpike, Florham Park, New Jersey 07932 party of the first part, hereinafter referred to as OWNER, and BELL TECHNOLOGY GROUP, having an address at 611 Broadway, New York, New York party of the second part, hereinafter referred to as TENANT,
Witnesseth: Owner hereby leases to Tenant and Tenant hereby hires from Owner the entire third floor, (consisting of approximately 25,000 leaseable square feet) in the building known as 295 Lafayette Street in the Borough of New York, City of New York, for the term of eleven (11) years, six (6) months, following the Commencement Date, (as hereinafter defined).

(or until such term shall sooner cease and expire as hereinafter provided) to commence on the (See paragraph 39) day of  nineteen
hundred and     and to end on the hereof   day of
both dates inclusive, at an annual rental rate of (SEE PARAGRAPH 38 HEREOF.)

which Tenant agrees to pay in lawful money of the United States which shall be legal tender in payment of all debts and dues, public and private, at the time of payment, in equal monthly installments in advance on the first day of each month during said term, at the of rice of Owner or such other place as Owner may designate, without any set off or deduction whatsoever, except that Tenant shall pay the first monthly installment(s) on the execution hereof (unless this lease be a renewal).

In the event that, at the commencement of the term of this lease, or thereafter, Tenant shall be in default in the payment of rent to Owner pursuant to the terms of another lease with Owner or with Owner's predecessor in interest, Owner may at Owner's option and without notice to Tenant add the amount of such arrears to any monthly installment of rent payable hereunder and the same shall be payable to Owner as additional rent. 'the parties hereto, for themselves, their heirs, distributees, executors, administrators, legal representatives, successors and assigns, hereby convenant as follows:

   1. Tenant shall pay the rent as above and as hereinafter provided Occupancy
   2. Tenant shall use and occupy demised premises for Subject to the terms of this Lease,

Tenant Alterations:
   3. Tenant shall make no changes in or to the demised premises of any nature without Owner's prior written consent. Subject to the prior written consent of Owner, and to the provisions of this lease, Tenant at Tenant's expense, may make alterations, Installations, additions or Improvements which are nonstructural and which do not affect utility services or plumbing and electrical lines, in or to the interior of the demised premises. Tenant shall, before making any alterations, additions, installations or improvements, at its expense, obtain all permits, approvals and certificates required by any governmental or quasi-governmental bodies and (upon completion) certificates of final approval thereof and shall deliver promptly duplicates of all such permits, approvals and certificates to Owner and Tenant agrees to carry and will cause Tenant's contractors and sub-contractors to carry suchworkman's compensation, general (1.) liability, personal and property damage insurance as Owner may require (2.). If any mechanic's lien is filed against the demised premises, or the building of which the same forms a part, for work claimed to have been done for, or materials furnished to, Tenant, whether or not done pursuant to this article, the same shall be discharged by Tenant within thirty days (3.), at Tenant's expense, by filing the bond required by law. All fixtures and all paneling, partitions, railings and like installations, installed in the premises at any time, either by Tenant or by Owner in Tenant's behalf, shall, upon installation, become the property of Owner and shall remain upon and be surrendered with the demised premises unless Owner, by notice to Tenant no later than twenty days prior to the date fixed as the termination or this lease, elects to relinquish Owner's right thereto and to have them removed by Tenant, in which event the same shall be removed from the premises by Tenant prior to the expiration of the lease, at Tenant's expense. Nothing In this Article shall be construed to give Owner title to or to prevent Tenant's removal of trade fixtures, moveable office furniture and equipment, but upon removal of any such from the premises or upon removal of other installations as may be required by Owner, Tenant shall immediately and at its expense, repair and restore the premises to the condition existing prior to installation and repair any damage to the demised premises or the building due to such removal. All property permitted or required to be removed, by Tenant at the end of the term remaining in the premises after Tenant's removal shall be deemed abandoned and may, at the election of Owner, either be retained as Owner's property or may be removed from the premises by Owner, at Tenant's expense.

Maintenance and Repairs
   4. Tenant shall, throughout the term of this lease, except as hereinafter expressly provided, take good care of the demised premises and the fixtures and appurtenances therein. Tenant shall be responsible for all damage or injury to the demised premises or any other part of the building and the systems and equipment thereof, whether requiring structural or nonstructural repairs caused by or resulting from carelessness, omission, neglect or Improper conduct of Tenant, Tenant's subtenants. agents, employees, invitees or licensees, or See Paragraph 74 of the Lease and for no other purpose which arise out of any work, labor, service or equipment done for or supplied to Tenant or any subtenant (4.). Tenant shall also repair all damage to the building and the demised premises caused by the moving of tenant's fixtures, furniture and equipment. Tenant shall promptly make, at Tenant's expense, all repairs in and to the demised premises for which Tenant is responsible. Any other repairs in or to the building or the facilities and systems thereof for which Tenant is responsible shall be performed by Owner at the Tenant's expense (5.). (6.)Owner shall maintain in good working order and repair the exterior an the structural portions of the building, including the structural portions or its demised premises, and the public portions of the building interior and the building plumbing, electrical, treating and ventilating systems (to the extent such systems presently exist) serving the demised premises. (7.) Tenant agrees to give prompt (notice of any defective condition in the premises for which Owner may be responsible. hereunder. There shall be no allowance to Tenant for diminution or rental value and no liability on the part of Owner by reason or inconvenience, annoyance or injury to business arising from Owner or others making repairs, alterations, additions or improvements in or to any portion of the building or the demised premises or in and to the fixtures appurtenances or equipment thereof. (8.) It Is specifically agreed that Tenant shall not be entitled to any setoff or reduction of rent by reason of any failure of Owner to comply with the covenants of this or any other article of this Lease. Tenant agrees that Tenant's sole remedy at law in such instance will be by way of an action for damages for breach of contract. The provisions of this Article 4 shall not apply in the case of fire or other casualty which are dealt with in Article 9 hereof.

Window Cleaning:
   5. Tenant will not clean nor require, permit, suffer or allow any window in the demised premises to be cleaned from the outside in violation of Section 202 of the Labor Law or any other applicable law or of the Rules of the Board of Standards and Appeals, or of any other Board or body having or asserting jurisdiction.

Requirements of Law, Fire Insurance Floor Loads:
   6. Prior to the commencement of the least term, If Tenant is then in possession, and at all times thereafter, Tenant, at Tenant's sole cost and expense, shall promptly comply with all present and future laws, orders and regulations of all state, federal, municipal and local governments, departments, commissions and boards and any direction of any public officer pursuant to law, and all orders, rules and regulations the New York Board of Fire Underwriters, Insurance Services Office, or any similar body which shall Impose any violation, order or duty upon Owner or Tenant with respect to the demised premises, whether or not arising out of Tenant's use or manner of use thereof, (including Tenant's permitted use) or, with respect to the building if arising out of Tenant's use or manner or use of the premises or the building (including the use permitted under the lease). Nothing herein shall require Tenant to make structural repairs or alterations unless Tenant has, by Its manner of use of the demised premises or method of operation (herein, violated any such laws, ordinances, orders, rules, regulations or requirements with in thereto (9.). Tenant may, after securing Owner to Owner's (5.) satisfaction against all damages, interest, penalties and expenses, Including, but not limited to, reasonable attorney's fees, by cash deposit or by surety bond in an amount and in a company (2.) satisfactory to Owner, contest and appeal any such laws, ordinances, orders, rules, regulations or requirements provided same is done with all reasonable promptness and provide such appeal shall not subject Owner to prosecution or constitute a default tinder any lease or mortgage under which Owner may be obligated, or cause the demised premises or any part thereof to be condemned or vacated. Tenant shall not do or permit any act or thing to be done in or to the demised premises which is contrary to law, or which will invalidate or be In conflict with public liability, fire or other policies of insurance at any time carried by or for the benefit of Owner with respect to the demised premises or the building of which the demised premises form a part, or which shall or might subject Owner to any liability or responsibility to any person or for property damage. Tenant shall not keep anything in tire demised premises except as now or hereafter permitted by the Fire Department, Board of Fire underwriters, Fire Insurance Rating Organization or other authority having jurisdiction, and then only In such manner and such quantity so as not to Increase the rate for rite insurance applicable to the building, nor use the premises In a manner which will increase the insurance rate for entire building or any property located therein over that in effect prior to the commencement of Tenant's occupancy. Tenant shall pay all costs, expenses, fines, penalties, or damages, which may be imposed upon Owner by reason of Tenant's failure to comply with t provisions of this article and if by reason of such failure the fire insurance rate shall, at the beginning of this lease or at any time thereafter, be higher (Iran it otherwise would be, then Tenant shall reimburse Owner, as additional tent hereunder, for that portion of all fire insurance premiums thereafter paid by Owner which shall have been charged because of such failure by Tenant. In any action or proceeding wherein Owner and Tenant are parties, a schedule or "make-up" of rate for the building or demised premises issued by the New York Fire Insurance Exchange, or other body making rite insurance rates applicable to said premises shall be conclusive evidence of the facts therein stated and of file several items and charges In the rite insurance rates then applicable to said premises. Tenant shall not place a load upon any floor of the demised premises exceeding the floor load per square foot area which it was designed to carry and which is allowed by law Owner reserves the right to prescribe the weight and position of all safe;, business machines and mechanical equipment. Such installations shall be placed and maintained by Tenant, at Tenant's expense, In settings sufficient, In Owner's judgment, to absorb and prevent vibration, noise and annoyance.

Subordination: 7. This lease Is subject and subordinate to all ground or underlying leases and to all mortgages which may now or hereafter affect such leases or the real property of which may now or hereafter affect such leases or the real property of which demised premises are a part and to all renewals, modifications, consolidations' replacements and extensions or any such underlying leases and mortgages. This clause shall be self-operative and no further instrument of subordination shall be required by any ground or underlying lessor or by any mortgages, affecting any lease or the real property of which, the demised premises are a part. In confirmation of such subordination Tenant shall execute promptly any certificate that Owner may request.

Property-Loss, Damage, Reimbumement, lndemnity:
   8. Owner or Its agents shall not be liable for any damage to property or Tenant or of others entrusted to employees of the building, nor for loss of or damage to any property of Tenant by theft or otherwise, nor for any injury or damage to persons or property resulting from any cause of whatsoever nature, unless caused by or due to the negligence of Owner, its agents, servants or employees. Owner or its agents will not be liable for any such damage caused by other tenants or persons in, upon or about said building or caused by operations in construction of any private, public or quasi public work. If at any time any windows of the demised premises are temporarily closed, darkened or bricked up (or permanently closed, darkened or bricked tip, if required by law) for any reason whatsoever Including, but not limited to Owner's own acts, Owner shall not be liable for any damage Tenant may sustain thereby and Tenant shall not be entitled to any compensation therefor nor abatement or diminution of rent nor shall the same release Tenant from Its obligations hereunder nor constitute an eviction. Tenant shall indemnify and save harmless Owner against and from all liabilities, obligations, damages, penalties, claims, costs and expenses for which Owner shall not be reimbursed by insurance, including reasonable attorneys fees, paid, suffered or Incurred as a result of any breach by Tenant, Tenant's agents, contractors, employees, invitees, or licensees, of any covenant or condition of this lease, or the arelessness, negligence or improper conduct of the Tenant, Tenant's agents, contractors, employees, invitees or licensees. Tenant's liability under this lease extends to the acts and omissions of any sub-tenant, and any agent, contractor, employee, invitee or licensee of any sub-tenant. In case any action or proceeding is brought against Owner by reason of any such claim, Tenant, upon written notice from Owner, will. at Tenant's expense, resist or defend such action or proceeding by counsel approved by Owner in writing, such approval not to be unreasonably withheld.

Destruction Fire and Other Casualty:
   9. (a.) If the demised premises or any part thereof shall be damaged by fire or other casualty Tenant, shall give immediate notice thereof to Owner and this lease shall continue In full force and effect except as hereinafter set forth. (b) It the demised premises art partially damaged or rendered partially unusable by fire or other casualty, the damages thereto shall be repaired by and at the expense of Owner and the rent, until such repair shall be substantially completed, shall be apportioned from The day following the casualty according to the part of the premises which is usable.
(c) If the damaged premises are totally damaged or rendered wholly unusable by fire or other casualty, then the tent shall be proportionately paid up to the time of the casualty and thenceforth shall cease until the date when the premises shall have been repaired and restored by Owner subject to Owner's right to elect not to restore the same as hereinafter provided. (d) If the demised premises are rendered wholly unusable or (whether or not the demised premises are damaged In whole or in part) if the building shall be so damaged that Owner shall decide to demolish it or to rebuild P It, then, in any or such events, Owner may elect to terminate this lease by written notice to Tenant, given within 60 days after such fire or casualty, specifying a date for the expiration of the lease, which date shall not be more than 60 days after the giving or such notice, and upon the date specified In such notice the term of this lease shall expire as fully and completely as if such date were the date set forth above for the termination of this lease and Tenant shall forthwith quit, surrender and vacate the premises without prejudice however, to Landlord's rights and remedies against Tenant under the lease provisions In effect prior to such termination, and any rent owing shall be paid up to such date and any payments of rent made by Tenant which were on account or any period subsequent to such date shall be returned to Tenant. Unless Owner shall serve a termination notice as provided for herein, Owner shall make the repairs and restorations under the conditions of (b) and (c) hereof, with at reasonable expedition, subject to delays due to adjustment of insurance claims, labor troubles and causes beyond Owner's control. After any such casualty, Tenant shall cooperate with Owner's restoration by removing from the premises as promptly as reasonably possible, all of Tenant's salvageable inventory and movable equipment, furniture, and other prop fly Tenant's liability for rent shall resume five (5) days after written notice from Owner that the premises are substantially ready for Tenant's occupancy. (e) Nothing contained hereinabove shall relieve Tenant from liability that may exist as a result of damage from fire or other casualty. Not withstanding the foregoing, each party shall look first to any insurance In its favor before making any claim against the other party for recovery for loss or damage resulting from fire or other casualty, and to the extent that such insurance is In force and collectible and to the extent permitted by law, Owner and Tenant each hereby releases and waives all right of recovery against the other or any one claiming through or under each of them by way of subrogation or otherwise. The foregoing release and waiver shall be in force only if both release insurance policies contain a clause providing that such a release or waiver shall not Invalidate the insurance. If, and to the extent, that such waiver can be obtained only by the payment of additional premiums, then the party benefiting from the waiver shall pay such premium within (en days after written demand or shall be deemed to have agreed that the party obtaining Insurance coverage shall be free of any further obligation under the provisions hereof with respect to waiver of subrogation. Tenant acknowledges that Owner will not carry Insurance on Tenant's furniture and/or furnishings or any fixtures or equipment, improvements, or appurtenances removable by Tenant and agrees that Owner will not be obligated to repair any damage thereto or replace the same. (O Tenant hereby waives the provisions of Section 227 of the Real Property Law and agrees that the provisions ofthis article shall govern and control In lieu thereof.

Eminent Domain:
   10. If the whole or any part of the demised premises shall be acquired or condemned by Eminent Domain for any public or quasi public use of purpose, then and in that event, the term of this lease shall cease and terminate from the date of title vesting in such proceeding and Tenant shall have no claim for the value of any unexpired term of said lease and assigns to Owner, Tenant's entire Interest in any such award.

Assignment, Mortgage, Etc.
   11. Tenant, for itself, its heirs, distributees, executors, administrators, legal representatives, successors and assigns, expressly covenants that it shall not assign, mortgage or encumber this agreement, nor underlet. or suffer or permit the demised premises or any part thereof to be used by others, without the prior w consent of Owner in each instance. Transfer of the majority of the stock of a corporate Tenant shall be deemed an assignment. If this lease be assigned, or if the damaged premises or any part thereof be underlet or occupied by anybody other than Tenant, Owner may, after default by Tenant, collect rent from the assignee, under-tenant or occupant, and apply the net amount collected to the rent herein reserved, but no such assignment, underletting, occupancy of collection shall be deemed a waiver of this covenant, or the acceptance of the assignee, under-tenant or occupant as tenant, or a release of Tenant from the further performance by Tenant of covenants on the part of Tenant herein contained. The consent by Owner to an assignment or underletting shall not in my win be construed to relieve Tenant from obtaining the express consent in writing of Owner to my further assignment or underletting.

Electric Current:
   12. Rates and conditions in respect to submetering or rent inclusion, as the case may be, to be added in RIDER attached hereto. Tenant covenants and agrees that at all times Its use of the electric current shall not exceed the capacity of existing feeders to the building or the risers or wiring installation and Tenant may not use any electrical equipment which, in Owner's opinion, reasonably exercised, will overload such installations or interfere with the use thereof by other tenants of the building. The change at any time of the character of electric service shall In no wise make Owner liable or responsible to Tenant, for any loss. damages or expenses which Tenant may sustain.

Access to Premises:
   13. Owner or Owner's agents shall have the right (but shall not be obligated) to enter the demise d premises any emergency at any time, and, at other reasonable times, to examine the same and to make such repairs, replacements and improvements as Owner may deem necessary and reasonably desirable to the demised premises or to any other portion of the building or which Owner may elect to perform. Tenant shall permit Owner to use and maintain and replace pipes and conduits in and through the demised premises and to erect new pipes and conduits therein provided they are concealed within the walls, floor, or ceiling. Owner may during the progress of any work in the damaged premises, take all necessary materials an equipment into said premises without the some constituting an eviction nor shall the Tenant be entitled to any abatement of rent while such work is in progress nor to any damages by reason of loss or interruption of business or otherwise. Throughout the term hereof Owner shall have the right to enter the demised premises at reasonable hours for the purpose of showing the same to prospective purchasers or mortgagees of the building, and during the last six months of tire term for the purpose of showing the same to prospective tenants. If Tenant Is not present to open and permit an entry into the premises, Owner or Owner's agents may enter the same whenever such entry may he necessary or permissible by master key or forcibly and provided reasonable care is exercised to safeguard Tenant's property, such entry shall not Tender Owner or its agents liable therefor, nor in arty event shall the obligations of Tenant hereunder be affected.
If during the last month of (he term Tenant shall have removed all or substantially all or Tenant's property therefrom Owner may immediately enter, alter, renovate or redecorate the demised premises without limitation or abatement of rent, or incurring liability to Tenant for any compensation and such act shall have no effect on this lease or Tenant's obligations hereunder.

Vault, Vault Space, Area:
   14. No Vaults, vault space or area, whether or not enclosed or covered not within the property line of the building is leased hereunder, anything contained in or indicated on any sketch, blueprint or plan, or anything contained elsewhere in this lease to the contrary not withstanding. Owner makes no representation as to the location of the property lione of the building. All vaults and vault space and all such areas not within the property line of the building, which Tenant may be permitted to use and/or occupy, is to be used and/or occupied under a revocable license, and if any such license be revoked, or if the amount of such space or area be diminished or required by any federal, state or municipal authority or public utility, Owner shall not be subject to any liability nor shall Tenant be entitled to any compensation or diminution or abatement of rent, nor shall such revocation, diminution or requisition be deemed constructive or actual eviction. Any tax, fee or charge of municipal authorities for such vault or area shall be paid by Tenant.

Occupancy:
   15. Tenant will not at any time use or occupy the demised premises in violation of the certificate of occupancy issued for the
building of which the demised premises are a part.   Tenant has
inspected (he premises and accepts them as Is, subject to tile riders annexed hereto with respect to Owner's work, if any. In any event, Owner makes no representation as to the Condition of the premises and Tenant agrees to accept the some subject to violations, whether or not of record.

Bankruptcy:
   16. (a) Anything elsewhere in this lease to the contrary not withstanding, this lease may be canceled by Owner by the sending of a written notice to Tenant within a reasonable time after the happening of any one or more of the following events: (1) the commencement of a case In bankruptcy or under the laws of any state training Tenant as the debtor; or (2) the making by Tenant of an assignment or any other arrangement for the benefit of creditors under any state statute. Neither Tenant nor any person claiming through or under Tenant, or by reason of any statute at order of court, shall thereafter be entitled to possession of the premises demised but shall forthwith quit and surrender the premises. it this lease shall be assigned In accordance With its terms, the provisions of this Article 16 shall be applicable only to the party then owning Tenant's interest in this lease.

        (b)) It is stipulated and agreed that in the event of the termination of this lease pursuant to (a) hereof, Owner shall forthwith, notwithstanding any other provisions of this lease to the contrary, be entitled to recover from Tenant as and for liquidated de an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the term demised and the fair and reasonable rental value or tire demised premises for the same period. In the computation of such damages the difference between any installment of rent becoming due hereunder after the date of termination and the fair and reasonable rental value of the demised premises for the period for which such Installment was payable shall be discounted to the date of termination at the rate of four percent (4%) per annum. If such premises at any part thereof be relet by the Owner for the unexpired term of said lease. or any part thereof, before presentation of proof of such liquidated damages to any Court, commission or tribunal, the amount of rent reserved upon such reletting shall be deemed to be the fair and reasonable rental value for the part or the whole or the premises so re-let during tire term of (lie re-letting. Nothing herein contained shall limit or prejudice the tight of the Owner to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law fit effect at the time when, and governing [lie proceedings in which, such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.

Default:
   17. (I) If Tenant defaults in fulfilling any of the covenants of this lease other than the covenants for the payment of rent or additional rent; or if he demised premises become vacant or deserted; or if any execution or attachment ,,'all be issued against Tenant or any of Tenant's property whereupon the damaged promises shall be taken or Occupied by someone other titan Tenant; or If this lease be rejected under 235 of Title II of the US Code (bankruptcy code); or if Tenant shall fall to move into or take possession of the premises within fifteen (15) days after the commencement of the term of this lease, then, in any one or more of such events, upon Owner serving a written five (5) days notice upon Tenant specifying the nature or said default and upon the expiration of said five (5) days, If Tenant shall have failed to comply with or remedy such default, or if the said default or emission complained of shall be of a nature that [he same cannot be completely cured or remedied within said five (5) day period, and If Tenant shall not have diligently commenced curing such default within such five (5) days not thereafter with reasonable. Freed to remedy or cure such default, within such five (5) day period, and shall not thereafter with reasonable diligence and in good faith, proceed to remedy or cure such default, then Owner may serve a written three
(3) days' notice of cancellation of this lease upon Tenant, and upon the expiration of said three (3) days this lease and the term thereunder shall end and expire as fully ad completely as if the expiration of such three (3) day period were the day herein definitely fixed for the end and expiration of this lease and the term thereof and Tenant shall then quit and surrender the demised premises to Owner but Tenant shall remain liable as hereinafter provided.

   (2) If the notice provided for In (1) hereof shall have been given, and the term shall expire as aforesaid; or if Tenant shall make default In the payment of the rent reserved herein or any item of additional rent herein mentioned or any part of either or I making any other payment herein required (10.); then and In any of such events Owner may without notice, re-enter the demised premises either by force or otherwise, and dispossess Tenant by summary proceedings or otherwise, and (he legal representative of Tenant or other occupant of demised premises and remove their effects and hold the premises as if this lease had not been made, and Tenant hereby waives the service or notice of intention to re-enter or to institute legal proceedings to that end. If Tenant shall make default hereunder prior to the date fixed as the commencement of any renewal or extension of this lease, Owner may cancel and terminate such renewal or extension agreement by written notice.

Remedies of Owner and Waiver of Redemption:
   18. In case of any such default, re-entry, expiration and/or dispossess by summary proceedings or otherwise (a) the rent shall become due thereupon and be paid up to the time of such re-entry, dispossess and/or expiration, (b) Owner may re-let the premises or any part or parts thereof, either in the name of Owner or otherwise, for a term or terms, which may at Owner's option be less than or exceed the period which would otherwise have constituted the balance of the term of this lease and may grant concessions or free rent or charge a higher rental than that in this lease, and/or (c) Tenant or the legal representatives of Tenant shall also pay Owner as liquidated damages for the failure of Tenant to observe and perform said Tenant's convenants herein contained, any deficiency between the rent hereby reserved and/or covenanted to be paid and the net amount, if any, of the rents collected on account of the lease or leases of the demised premises for each month of the period which would otherwise have constituted the balance of the term of this lease. The failure or owner to re-let the premises or any part or parts thereof shall not release or street Tenant's liability for damages (11.). In computing such liquidated damages there shall be added to the said deficiency such expenses as Owner may incur in connection with re-letting, such as legal expenses, attorneys' fees, brokerage, advertising and for keeping the demised premises In good order or for preparing the some for retorting. Any such liquidated damages shall be paid in monthly installments by Tenant on the rent day specified in this lease and any suit brought to collect the amount of the deficiency for any monthj shall not prejudice in any way the rights of Owner to collect the deficiency for any subsequesnt month by a similar proceeding Owner, in putting the demised premise in good order or preparing the same from re-rental may, at Owner's option, make such alteration event be for failure to re-let the demi raises, or for failure to pre Collect the tent thereoand in no event shall Tenant be entitled to receive any act rents collwed over the sums payable by Tenant . In the event of a breach or threatened breach by Tenant of any of the covenants or provisions hereof, Owner shall have the right of Injunction and the right to Invoke any remedy allowed at law or in equity as if re-entry, summary pro-cecdings and other remedia were not herein provided for. Mention in this lease of any particular remedy, shall not preclude Owner from any hell remedy, In law or in equity, Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evictcd or dispossessed for any cause, In the event of Owner obtaining possession of deinised premises, by reason of the violation by Tenant of any of the covenants and conditions of this lease, or otherwise.

Fees and Expenses;
   19. It Tenant shall default In the observance or performance of any term or covenant on Tenant's part to be observed or performed under or by virtue or any of the terms or provision in any article of this lease, then, unless otherwise provided elsewhere in this lease, Owner may Immediately or at any time thereafter and without notice perform the obligation of Tenant thereunder. If Owner, in connection with the foregoing or in connection with any default by Tenant in the covenant to pay rent hereunder, makes any expenditures or incurs any obligations for the payment of money, including but not limited to attorney's fees, in Instituting, prosecuting or defending any action or proceedings, then Tenant will reimburse Owner Incurred with interest and costs subject to provisions of paragraph 67 of the Lease. The of Tenant's default shall be deemed to be additional rent hereunder and shall be paid by Tenant to Owner within five (5) days of rendition of any bill or statement to Tenant therefor. If Tenant's lease term have expired at the time of making of such expenditures or Incurring of such obligations, such sums shall be recoverable by Owner as damages.

Building Alterations and Management:
   20. Owner shall have the right at any time without the same constituting an eviction and without incurring liability to Tenant therefor to change the arrangement and/or location of public entrances, passageways, doors, doorways, corridors, elevators (14.), stairs, toilets or other public parts or the building and to change the name, number or designation by which the building may be known. There shall be no allowance to Tenant for diminution of rental value and no liability on the part of Owner by reason of inconvenience, annoyance or injury to business arising from Owner or other Tenants making any repairs in the building at any such alterations, additions and improvements. Furthermore, Tenant shall not have any claim against Owner by reason of Owner's Imposition of such controls of the manner of access to the building by Tenant's social or business visitors as the Owner may deem necessary for the security of the building and its occupants.

No Representations by Owner:
   21. Neither Owner nor Owners's agents have made seniations by any representations or promises with respect to the condition of the building, the land upon which forced to it is determied or denied premises, the rents, leases, expenses of operation or any other matter or thing affmti n cept as herein expressly set forth and no I acquired by Tenant by implication or of forth In the provisions of this tease. Tenant the premises and is thoroughly and agrees to take the same "as is" and a possesion of the demised premises by tenant that the said premises and the building of which the some form a part were in good and satisfactory condition at the time such possession was so taken, except as to latent defects. A[ understandings and agreements hereto made between the parties hereto are merged in this contract, which alone fully and completely expresses the agreement between Owner .and Tenant and any exectifory agreement hereafter made shall be to change, modify, discharge or effect an abandonment of it in whole or in part, unless such executory agreement is in writing and signed by the party against whom enforcement of the change, discharge or abandonment is sought.

End of Term:
   22. Upon the expiration or other fetmina(ion of the term of this lease, Tenant shall quit and surrender to Owner the demised premises, broom clean, in good order and condition, ordinary wcar and damages which Tenant it not retlttired to repair as provided elsewhere its this lease excepted, and shall remove all its property. Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of the lease, If the last day of the term other then any renewal (hereof, falls on Sunday, this lease shall expire at noon of the preceding Saturday unless it is a legal holiday in which case it shall expire at noon on the preceding business day.

Quiet Enjoyment:
   23. Owner covenants and agrees with Tenant that upon Tenant paying the rent and additional rent and observing and performing all the terms, covcnats and conditions, to be observed and performed, Tenant may a hereby denied, subject never peaceably one, I quietly enjoy the premeses including, but not limited to, Article 31 and to the ground leases, underlying leases and mortgages here in before mentioned.

Failure to Give Possession:
   24. If Owner is unable to give possession of the demis-ad premises on the date of the commencement of the term hereof, because of the holding-over or retention of possession tenant, uiidertcnant or occupants or if file denied premises are located at building being constructed, because such building has not been sufficiently completed to make the premises ready for occupancy or because of the fact that a certificate of occupancy has not been procured or for any other reason, Owner shall not be to any liability for failure to give possession on said date and the validity of the least shall not be impaired under such circumstances, nor shall the same be construed in any wise to extend the let in of this lease, but the rent payable hereunder shall be abated (provided Tenant is not responsible ror Owner's inability to obtain possession) until after Owner shall have given Tenant written notice that the premises are substantially ready for tenant's occupancy. If permission is given to Tenant to enter Into the possession of the demiged premises or to occupy premises other than the demised premises prior to the date specified as the commencement of the term of this lease, Tenant covenants and agrees that such occupancy shall be deemed to be under all the terms, covenants, conditions and provisions of this lease, except as to the covenant to pay rent. The provisions or this article are intended to constitute "air express provision to the contrary" within the meaning of Scction 223-a of the New York Real Property Low.

No Waiver:      25. The failure of Owner to seek redress for
violation of, or to insist upon the strict performance of any covenant or condition or this lease or of any of the Rules or Regulations, set forth or hereafter adopted by Owner, shall not prevent a subsequent act which would have originally constituted a violation from having all the The recti by Owner of tent force and errant of an original violation. with knowledge of the breach of any covenat of tristeme shall not be deemed a waiver of such breach and no provision of this lease shall be deemed to have been waived by Owner unless such waiver be in writing signed by Owner. No payment by Tenant or receipt by Owner of a lesser amount than tire monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorstment or statement of any letter accompanying a check or payment as rent be deemed an accord and satisfaction, and Owner may accept such check or payment without prejudice to Owner's tight to recover the balance of such rent or pursue any other remedy in this lease provided. No act or thing done by Owner or Owner's agents during the term hereby demised shall be deemed an acceptance of a surrender of said premses, and no agreement to accept such surrender shall be valid unless in writing signed by Owner. No employee of Owner or Owner'$ agent shall have any power to,accept the keys of said premises prior to the termination of the leme and the delivery of keys to any such agent or employ" shall not operate as a termination of the least or a surrender of the premises (12.).

Waiver of Trial by Jury;
   26. It Is mutually agreed by and between Owner and Tenant that the respective parties hereto shall and they hereby do waive trial by jury In any action, proceedingor counterclaim brought by either of the parties hereto against the other (except for personal injury or property damage) on any matters whatsoever arising out of or in any way connected with this lease, the relationship of Owner and Tenant, Tenant's use of or occupancy of said premises, and ally emergency statutory or any other statutory remedy. It Is further mutually agreed that fit the event Owner ceremonies any summary proceeding for possession or the premises, Tenant will not interpose any counterclaim of whatever nature or description in any such proceeding including a counterclaim under Article 4.

Inability to Perform:
   27. This Lease and the obligation of Tenant to pay rent hereunder and perform all of the other covenants and agreements hereunder an part of Tenant to be pershall In no wise be affected, Impaired or ixcused because Owner Is Ridet to be added if necessary. ex-are set and liong of conc us ve ev citce unable to fulfill any of its obligations under this lease or to supply or Is delayed in supplying any service exorunable to make, or is delayed in at or decorations of is unable to supp ment or mixtures If owner Is preven of strike or labor troubles or any limited to, government preemption in connection with Emergency or by reason of any rule, order or regulation of a subdivision thereof of any government agency or by reason of conditions or supply and demand which have been or are affected by war or other emergency.

Bills and Notices:
   28. Except in otherwise In this lease provided, a bill, statement, notice or communication which Owner may desire or be required to give to Tenant, shall be deemed if in writing, delivered to Tenant personaly or sent by addressed to Tenant at the form a part or at the last known of Tenant or left at any of the aforesaid premises addressed to Tenant, and the time of the mndi(ion of such bill or statement and of the giving of such notice or communication shall be deemed to be the time when the some Is delivered to Tenant, of left at tire premises as herein provided. Any notice by Tenant to Owner must be scived by addressed to Owner at the address first hereinabove given of at such other address as Owner shall designate by written notice. Reputable overnight delivery serice

Services Provided Owners:
   29. As long m Tenant is not in default under any of the by covenants of this lease, 0wner shall file: (a)necessary elevator facilities on business = from 8 a.m. to 6 p.m. and on Saturdays ftoin 8 a.m. to I p.m. and have one elevator subject to call at all other times; lb) heat to the demised premises when ana &3 required by law, on business days from 8 a.m. to 6 p.m. and on Saturdays from 8 a.m. to 1 p.m.; (e water for ordinary purposes the sole judge), which Tenant order and all pay for water costs and when bills are rendered; (it) cleaning service for the demised premises on business days at Owner's expense provided that the same are kept In order by Tenant. If, however, said premises are to be kept clean by Tenant, It shall be done at Tenant's sole expense, satisfactory to Owner and no one other than persons approved by Owner shall be permitted to enter SR re,nise, or the building of which they are a part for such
purpose. (e)lf the demised premises are service.   Owner's air
conditioning and ventilating system, air conditioning will be furnished to tenant from May 15th through September 30th on business days (Mondays through Fridays, holidays excepted) from 9:00 a.m. to 6:00 p.m., and ventilation will be furnished on business days during the aforesaid hours except when air conditioning/cooling is being Furnished as aforesaid. RIDER to be added in respect to rates and conditions for such additional service; (f) Owner reserves the right to stop Services of the heating, elevators, umbing. air-conditioning, power systems or cleaning or other services, if any, when necessary by reason of accident Or for repairs, alterations, replacements or improvements necessary or desirable in the judgment of the Owner for as long as may be reasonably required by reason. If the building of which the dtmised premises are a part supplies mmu:llyoperated elevator service, Owner sit any time may substitute automatic control elevator service and upon ten days' written notice to Tenant, with alterations necessary therefor without In any wise affectingprothis leas! or the obligation of Tenant hereunder. The same shall be done with amum of inconvenience (a Tenant and Owner shall pursue with due diligence.

Captions:
   30. Tile Captions are inserted only as a matter okay it convenience and for reference and in now define, limit or describe the scope of this lease or the Intent of any provisions thereof.

Definitions:
   31. The "office", or, whatever used in this lease, shall not be construed to mean premises used as a store or stores, for the sale of display, at any time, of goods, wares or merchandise, of any kind, or as a restaurant, shop, booth, bootblack or other stand, barber shop, or for other similar purposes or for manufacturing.
The term "Owner" means if landlord oilesior, and as used in this lease means only the owner, or the mortgagft In possession, for the time being or the land and building (or the owner of a lease of the building or of the land and building) of which the demised premises form a part, an that in the event of any sale or sales of said land and building or of said lease, or in the event or a lease of said building, or of the land and building, the said Owner shall be and hereby is entirely freed and relieved of all covenants and obligations of Owner hereunder, and it shall be deemed and construed without further agreement between the parties or their successors In Interest, Or between the parties and the purchaser, at any such sale, or the said leases or the building. or of the land sort building, that the purchaser or the less" of the building has assumed and agreed to carry out any and &)I covenants and obligations of Owner, hereunder. The words renter" and "re arenot restricted to their technical legal means as used in this lease shall exclude Satutdar as is covered by specific hours
In Article 2 days observed by the State or Federal Government led n holidays by the applicable bi contract or by the applicable Option with HVAC service,

Adjacent Excavation-Shoring:
   32. if an excavation shall be madetiponl and adjacent to the demlsed premises, of shall be authorized to be made, Tenant shall afford to the person causing to cause such excavation, license lo enter upon the deinised premises rot the purpose of doing such work as said person shall deem necessary to preserve the wall or the build a or which denied premises from a part front Injury or damage and to the Same byproper foundations without any claim for damages Owner, or diminution or abatement of rent.

Rules and Regulations:
   33. Tenant and Tennant's servants, employees, agents, visitors. and licensees shall observe faithfully, and cornply siticity with, the Rules and Regulations (13) and such other and rurther reasonable Ruin and Re agents may rtom time to time adopt. No regulations be given in such manner it disputes the reasonableness of any thereafter made or adopted by Owner or Owner's agents, hereto agree to submit the question of tire reasonableness of Regulation for decision to the New York office of the American Association. whose determination shall be final and con the parties here reasonableness national Rule or unless tire same Owner within its (his lease Centel or obligation to enforce the Rules and Regulations in any other lease as against any other tenant anwner shall not be liable to Tenant for violation of the same by any other tenant, Its servants, employees, agents, visitors or licensees.

Security:
   34. Tenant has deposited with Owner the sum of $ (See Rider) as security for the faithful performance and observance by Tenant of the terms, provisions and of this lease; it is agreed that in the event Tenant defaults In respect of any of the terms, provisions and conditions of this lease, Including, but not limited to, the payment of rent and additional rent, Owner may use, apply or retain the whole or any part of the security so deposited to the extent required for the payment of any rent and additional rent or any other sum as to which Tenant is in default or for any sum which Owner may be required to expend by reason of Tenant's default in respect of any of the terms whether fully or faithfully comply and the date fixed as the terms and conditions of this lease, Including but not the re-letting of the premises, Whether such damages or sued before or after summary proceedings or other re-entry by Owner. In the event that Tenant shall fully or faithfully comply with the terms, provisions, covenants and conditions of this lease the security shall be returned to Tenant after date fixed as the end of this lease and after delivery or entire possession or the demised premises to Owner. In the event of a sale of the land and building or leasing of the building, of which the demised premises form a part, owner shall have the right to transfer the security to the vendee or lessee and Owner shall thereupon be released by Tenant from all liability for the return of such security: and Tenant agrees to look to the new Owner solely rot the return or said security, and It is agreed that the provisions hereof shall apply to every transfer or assignment made of the security to a new
Owner. Tenant further convenants that It will not assign or encumber or attempt to assign or encumber the monies deposited herein as security and that neither Owner nor its successors or assigns shall be bound by any such assignment, encumbrance. attempted assignment or attempted encumbrance.

Estoppel Certificate:
   35. Tenant, at any time, and from time to time, upon at least 10 days' prior notice by Owner, shall execute, acknowledge and deliver to Owner, and/or to any other peron, firm of corporation specified by Owner, a statement certifying th this Lease is unmodified and in full force and effect (or, if there have been modiflcations, that the same is in full force and effect as modified and stating the modifications), stating the dates to which the rent and additional rent have been paid, and stating whether or not there exists any default by Owner under this Lease, and, if so, specifying each such default.

Successors and Assigns:
   36. The covenants, conditions and agreements contained in this lease shall bind and inure to the benefit of Owner and Tenant and their respective heirs, distributees, executors, administrators, successors, and except as otherwise provided in this lease, their assigns.

See Rider to Lease attached hereto and made a part hereof

In Witness Whereof, Owner and Tenant have respectively signed and sealed this lease as of the day and year first above written.

Witness for Owner:                     PUCK ASSOCIATES
                                       BY:  SKS PROPERTY CORP.,
                                       General Partner

                                          /S/ Richard Stadtmauer
 ........................               BY:........................
                                       Richard Stadtmauer,
                                       Vice President

Witness for Tenant:                    BELL TECHNOLOGY GROUP, LTD.

    /s/ Robert Bell                         /s/ Marc H. Bell
BY:......................              BY:........................
   Robert Bell, Executive              Marc H. Bell, President and
   Vice President                      Chief Executive Officer
 .........................              ............................

GUARANTY

FOR VALUE RECEIVED, and in consideration for and as an inducement to Owner making the within lease with Tenant, the undersign guarantees to Owner, Owner's successors and assigns, the full performance and observance of all the covenants, conditions, and agreements, therein provided to be performed and observed by Tenant., including the "Rules and Regulations" as therein provided. without requiring any notice on non-payment, nonperformance, or non-observance, or proof, or notice, or demand, whereby to charge the undersigned therefor, all of which the undersigned hereby expressly waives and expressly agrees that the validity of this agreement and the obligations of the guarantor hereunder shall In an wise be termimied, affected of impaired by reason of the assertion by Owner against Tenant of any of the rights or remedies reserved to Owner pursuant to the provisions within lease. The undersiged further covenants and agrees that this guaranty shall remain and continue in full force and effect as to any renewal. modifcation or extension of this lease and during any period whenTenant Is Occupying the premises as a
statutory tenant.   As a further Inducement to Owner to make this
lease and in consideration thereof, Owner and the undersigned covenant and agree that in any action or proceeding brought by either Owner or the undersigned against the other on any matters whatsoever arising out of , under, or by virtue of the terms of this lease or of this guarantee that Owner and the undersigned shall and do hereby waive trail by jury.

Dated:  19
 .......................
Guarantor

 .......................
Witness

STATE OF NEW YORK                            as.:
COUNTY OF

On this            day of                    19
personally came ...............................
to me known and known to me to be the individual described in, and foregoing Guaranty and acknowledged to me that he executed the same.


IMPORTANT PLEASE READ

RULES AND REGULATIONS ATTACIIED TO AND
MADE A PART OF THIS LEASE
IN ACCORDANCE WITH ARTICLE 33.

        1. The sidewalks, entrances, driveways. Passages, courts, elevators, vestibules. stairways. corridors or halls shall not be obstructed or encumbered by any Tenant or used for any purpose other then for ingress or agress from the demised premises and for delivery of merchandise and equipment in a prompt and efficient manner using elevators and passageways designated for such
delivery by Owner.   There shall not be used In any space, or In the
public hall of the building, either by any Tenant or by jobbers or others in the delivery or receipt or merchandise any hand trucks, except those equipped with rubber tires and sideguards. If said premises are situated on the ground floor of the building, Tenant thereof shall further, at Tenant's expense, keep the sidewalk and curb in front of said premises clean and free from ice, snow. dirt and rubbish.

        2. The water and wash closets and plumbing fixtures shall not be used for any purposes other than firms for which they were designed or constructed and no sweepings. rubbish. rags, acids or other substances shall be deposited therein, and the expense of my breakage, stoppage, or damage resulting from the violation of this rule shall be home by the Tenant who, or whom clerks, agents, employees or visitors, shall have caused it.

        3. No carpet, rug or other article shall be hung at shaken out of any window of the building; and no Tenant shall sweep or throw or permit to be swept or thrown from the demised premises any dirt or other substances Into any of the Corridors or balls, elevators, or out of the doors or windows or stairways of the building and Tenant shall not use, keep or permit to be used or kept any four or noxious gas or substance in the demised premises, or permit or suffer the demised premises to be occupied or used in a manner offensive or objectionable to Owner or other occupants of the building by reason of noise, odors, and/or vibrations, or interests in any way with of her Tenants of those having business therein, not shall any animals or birds be kept in or about the building. Smoking or carrying lighted cigars or cigarettes in the elevators of the building is prohibited.

        4. No awnings or other projections shall be attached to the outside walls of the building without the prior written consent of Owner.

        5. No sign, advertisement. notice or other lettering shall be exhibited, inscribed, painted or affixed by any Tenant on any part of the outside, if the demised premises or the building or on the inside of the demised premises if the same is visible from the outside of the premises without the prior written consent or Owner, except that the name of Tenant may appear on the entrance door of the premises. In the event of the violation Of the foregoing by any Tenant, Owner may remove same without any liability, and may charge the expense incurred by such removal to Tenant or Tenants violating this rule. Interior signs on doors and directory tablet shall be [inscribed, painted or affixed for each Tenant by Owner at the expense of such Tenant, and shall be of a size, color and style acceptable to Owner.

        6. No Tenant shall mark. paint, drill into, or in any way deface any part of the demised premises or the building of which they form a part. No boring, cutting or stringing of wires shall be permitted. except with the prior written consent of Owner, and as Owner may direct. No Tenant shall lay linoleum, or other similar floor covering, so that the same shall come in direct contact with the floor of the demised premises and, if linoleum or other similar floor covering is desired to be used an Interlining of builder's deadening felt shall be first affixed to the floor. by a paste or other material, soluble In water, the use of cement or other similar adhesive materials being expressly prohibited.

        7.      Deleted

        8. Freight, furniture. business equipment, merchandise and bulky matter of any description shall be delivered to and removed from the premises only on the freight elevators and through the service entrances and corridors. Owner reserves the right to inspect all freight to be brought Into the building and to exclude from the building all freight which violates any of these Rules and Regulations of the lease of which these Rules and Regulations are a part.

        9. Canvassing, soliciting and peddling in the building is prohibited and each Tenant shall cooperate to prevent the same.

        10. Owner reserves the right to exclude from the building between the hours of 6P.M. and 8A.M. and all hours on Sundays, and legal holidays all persons who do not present a pass to the building signed by Owner. Owner will furnish passes to persons for whom any Tenant requests same in writing. Each Tenant shall be responsible for all persons for whom he requests such pass and shall be liable to Owner for all acts of such persons.

        11. Owner shall have the right to prohibit any advertising by any Tenant which in Owner's opinion, tends to impair the reputation of the building or its desirability as a as a building for offices and upon written notice from Owner, Tenant shall refrain from or discontinue such advertising.

        12. Tenant shall not bring or permit to be brought or kept in or on the demised premises, any inflammable, comustible or explosive fluid, material, chemical or substance or cause or permit any odors of cooking or other processes, or any unuual or other objectionable odors to permeate in or emanate from the demised premises.

        13. If the building contains central air conditioning and ventilation, Tenant agrees to keep all windows closed at all times and to abide by all rules and regulations issued by the Owner with respect to such services. If Tenant requires air conditioning or ventilation after the usual hours, Tenant shall give notice in writing to the building superintendent prior to 3:00 pm in the case of services required on week days, and prior to 3:00 pm on the day drior in the case of after hours service requred on weekends or on holidays.

        14. Tenant shall not move any safe, heavy machinery, heavy equipment, bulky matter or fixtures into or out of the building without Owner's prior written consent. If such safe, machinery, equipment, bulky matter or fixtures requires special handling, all work in connection therewith shall comply with the Administrative Code of the City of New York and all other laws regalations applicable thereto and shalll be done during such hours as Owner may designate.





        RIDER TO ANNEXED LEASE DATED FEBRUARY 29, 1996

Rider annexed to Lease dated February 29, 1996 by and between Puck Associates, as Landlord and Bell Technology Group, Ltd., as Tenant of the building known as 295 Lafayette Street, New York, New York 10038.

        37. A: Rider Provisions Paramount: If and to the extent that any of the provisions of this rider conflict or are otherwise inconsistent with any of the preceding printed provisions of this lease, whether or not such inconsistency is expressly noted in this Rider, the provisions of this Rider shall prevail, and in case of inconsistency with said Rules and Regulations, shall be deemed a waiver of such Rules and Regulations with respect to Tenant to the extent of such inconsistency.

            B: If any term or provision of this Lease or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.

        Rent:

        38.  The fixed rent or base rent shall be as follows:

        (1) From the Rent Commencement Date until the day prior to the first anniversary of the Rent Commencement Date, the sum of $309,250.00 per annum, payable in equal monthly installments of $25,770.83;

        (2)  From the first anniversary of the Rent Commencement
Date to the day prior to the second anniversary of the Rent
Commencement Date, the sum of $315,435.00 per annum, payable in equal monthly installments of $26,286.25;

        (3)  From the second anniversary of the Rent Commencement
Date to the day prior to the third anniversary of the Rent
Commencement Date, the sum of $418,808.00 per annum payable in equal monthly installments of $34,900.67;

        (4)  From the third anniversary of the Rent Commencement
Date to the day prior to the fourth anniversary of the Rent
Commencement Date, the sum of $445,876.16 per annum, payable in equal monthly installments of $37,156.35;

        (5)  From the fourth anniversary of the Rent Commencement
Date to the day prior to the fifth anniversary of the Rent
Commencement Date, the sum of $454,793.68 per annum, payable in equal monthly installments of $37,899.47;

        (6)  From the fifth anniversary of the Rent Commencement
Date to the day prior to the sixth anniversary of the Rent
Commencement Date, the sum of $463,889.56 per annum, payable in equal monthly installments of $38,657.46;

        (7)  From the sixth anniversary of the Rent Commencement
Date to the day prior to the seventh anniversary of the Rent
Commencement Date, the sum of $473,167.36 per annum, payable in equal monthly installments of $39,430.61;

        (8) From the seventh anniversary of the Rent Commencement Date to the day prior to the eighth anniversary of the Rent
Commencement Date, the sum of $520,630.70 per annum, payable in equal monthly installments of $43,385.89;

        (9)  From the eighth anniversary of the Rent Commencement
Date to the date prior to the ninth anniversary of the Rent
Commencement Date, the sum of $531,043.32 per annum, payable in equal monthly installments of $44,253.61;

        (10)  From the ninth anniversary of the Rent Commencement
Date to the date prior to the tenth anniversary of the Rent
Commencement Date, the sum of $541,664.19 per annum, payable in equal monthly installments of $45,138.68;

        (11) From the tenth anniversary of the Rent Commencement to the day prior to the eleventh anniversary of the Rent Commencement Date, the sum of $552,497.47 per annum, payable in equal monthly installments of $46,041.45; and

        (12) From the eleventh anniversary of the Rent Commencement Date until the Expiration Date, the sum of $563,547.42 per annum, payable in equal monthly installments of $46,962.28.

        39. Additional Definitions: For the purpose of this Lease and all agreements supplemental to this Lease and all communications with respect thereto, unless the context otherwise requires:

        A: The terms "fixed rent or base rent" shall mean rent at the annual rental rates set forth in Article 38 hereof.

        B: The term "additional rent" shall mean all sums of money, other than fixed rent, and which become due and payable from Tenant to Landlord hereunder, and Landlord shall have the same remedies therefor as for a default in payment of fixed rent.

        C: The term "rent" shall mean fixed rent and/or additional rent.

        D: The terms "Commencement Date" shall mean the date upon which the New York City Landmark's Commission shall approve Tenant's Plans, (as hereinafter defined).

        E: The term "Rent Commencement Date" shall mean the date which is ninety (90) days after the Commencement Date.

        F: The term "Expiration Date" shall mean the last day of the month which shall be eleven (11) years and six (6) months after the Rent Commencement Date.

        G: The term "Building" shall mean the building located at 295 Lafayette Street, New York, New York.

        40. Escalation for Increase in Real Estate Taxes:

        A. As used herein:

           (1) "Taxes" shall mean the real estate taxes and assessments imposed upon the land and building of which the demised premises are a part. Penalties and interest on Taxes, and income, franchise, transfer, inheritance and capital stock taxes shall be deemed excluded from the term Taxes for the purpose hereof. However, if and to the extent that, due to a change in the method of assessment or taxation, any franchise, capital stock, capital, rents, income, profits or other tax or charge shall be substituted in whole or in part for the Taxes now or hereafter imposed upon said land and building, such franchise, capital stock, capital rents, income, profits or other tax or charge, computed as if Landlord owned or operated no property other than said land and building, shall be deemed included in the term Taxes for the purposes hereof. Landlord represents and warrants that as of January 20, 1996, the assessed value of the Building and land upon which the Building is located for the Base Tax Year, (as hereinafter defined), is Five Million One Hundred Seventy-Five Thousand ($5,175,000.00) Dollars.

           (2) "Tax Year" shall mean each period of twelve (12) months following the Base Tax Year, commencing on the first day of July of each such period, in which occurs any part of the term of this lease or such other period of twelve (12) months occurring during the term of this lease as hereafter may be duly adopted as the fiscal year for real estate tax purposes of the City of New York.

           (3) "Base Tax" shall mean taxes for tax year July 1996 through June 1997, (the " Base Tax Year").

        B. If the Taxes for any Tax Year shall be greater than the Base Tax, Tenant shall pay as additional rent for such Tax Year a sum equal to 13.88% of the amount by which the Taxes for such Tax Year are greater than the Base Tax (which amount is hereinafter
called the "Tax Payment").   Should this lease terminate prior to
the expiration of a Tax Year, such Tax Payment shall be prorated to, and shall be payable on as and when ascertained after the Expiration Date. Tenant's obligation to pay such additional rent and Landlord's obligation to refund pursuant to Paragraph C below, as the case may
be, shall survive the termination of this lease.   If the Taxes for
any Tax Year subsequent to the Base Tax Year, or an installment thereof, shall be reduced before such Taxes, or such installment, shall be paid, the amount of Landlord's reasonable costs and expenses of obtaining such reduction ( but not exceeding the amount of such reduction ) shall be added to and be deemed part of the Taxes for such Tax Year. Payment of additional rent for any Tax Payment due from Tenant shall be made as and subject to the conditions hereinafter provided in this Article.

        C. Landlord shall be under no obligation to contest the Taxes or the assessed valuation of the land and the building for any Tax Year or to refrain from contesting the same, and may settle any such contest on such terms as Landlord in its sole judgement considers proper. If the assessment for the Base Tax Year shall be reduced from the amount originally imposed after Landlord shall have rendered a comparative statement (as provided in Paragraph D below) to Tenant with respect to a Tax Year, the amount of the Tax Payment shall be adjusted in accordance with such change and Tenant, on Landlord's demand, shall pay any increase in additional rent resulting from such adjustment.

        D. At any time during the Tax Year after the taxes for such Tax Year become known Landlord may, or else with reasonable promptness after the end of each Tax Year, Landlord shall render to Tenant a comparative statement together with a copy of the tax bill showing the amount of the Base Tax, the amount of the Taxes for such Tax Year and the Tax Payment,if any, due from the Tenant for such Tax Year, indicating thereon in reasonable detail the computation of such Tax Payment. The Tax Payment shown on such comparative statement shall be payable in full concurrently with the installment of fixed rent then or next due, or if such statement be rendered at or after the termination of this lease within thirty (30) days after such rendition. Whenever so requested, but not more often than once a year, Landlord will furnish Tenant with a reproduced copy of the bill (or receipted bill) for the Taxes for the current or next preceding Tax Year.

        41.  Intentionally omitted.

        42. Assignment and Subletting:

Notwithstanding the provisions of Article 11, and in modification and amplification thereof:

            A. If Tenant's interest in this lease is assigned, whether or not in violation of the provisions of this lease, Landlord may collect rent from the assignee. If the demised premises or any part thereof are sublet to, or occupied by, or used by, any person other than Tenant, whether or not in violation of this lease, Landlord, after default by Tenant under this lease and expiration of Tenant's time, if any, to cure such default, may collect rent from the subtenant, user or occupant. In either case, Landlord shall apply the net amount collected to the rents reserved in this lease, but neither any such assignment, subletting, occupancy, nor use, nor any such collection or application shall be deemed a waiver of any term, covenant or condition of this lease or the acceptance by Landlord of such assignee, subtenant, occupant or user as a tenant. The consent by Landlord to any assignment, subletting, occupancy or use shall not relieve Tenant from its obligation to obtain the express prior written consent of Landlord to any further assignment, subletting, occupancy or use. The listing of any name other than the Tenant's on any door of the demised premises, or on any directory, other than the names of Tenant's business entity and Tenant's associates/employees or on any elevator in the building, or otherwise, shall not operate to vest in the party so named, any right or interest in this lease or in the demised premises, or be deemed to constitute, or serve as a substitute for, any prior written consent of Landlord required under this Article. Tenant agrees to pay Landlord any reasonable counsel fees incurred by Landlord in connection with any proposed assignment of Tenant's interest in this lease or any proposed subletting of the demised premises or any part thereof. Neither any assignment of Tenant's interest in this lease nor any subletting, occupancy or use of the demised premises or any part thereof by any person other than Tenant, nor any collection of rent by Landlord from any person other than Tenant as provided in this Paragraph A, nor any application of any such rent as aforementioned as provided in this Paragraph A, shall in any circumstances relieve Tenant of Tenant's obligation fully to observe and perform terms, covenants and conditions of this lease on Tenant's part to be observed and performed.

        B. If Tenant shall desire to assign this Lease or to sublet the entire demised premises, Tenant shall notify the Landlord in writing, (the "Recapture Notice"), which notice shall include the date in which Tenant shall desire to vacate the demised premises, (the "Proposed Recapture Date"). The Proposed Recapture Date shall be not earlier than ninety (90) days or later than one hundred eighty (180) days from the date of the Recapture Notice. Landlord shall have thirty (30) days from the date of receipt of the Recapture Notice to notify Tenant of Landlord's desire to recapture the demised premises effective as of the Proposed Recapture Date.
In the event Landlord shall elect to recapture the demised premises, the Lease shall terminate as of the Proposed Recapture Date, whereupon Tenant shall be relieved of all obligations arising from and after the date of such recapture. In the event Landlord shall fail to notify Tenant of its desire to recapture, within such thirty
(30) day period, the Lease shall remain in full force and effect except that Landlord shall not have the right to recapture the Lease or the demised premises for one hundred eighty (180) days following either (i) Landlord's notification to Tenant of its election not to recapture, or (ii) the expiration of the thirty (30) day period following Landlord's receipt of the Recapture Notice. In the event Tenant shall desire to assign the Lease or sublet the demised premises beyond said one hundred eighty (180) day period, Tenant shall be obligated to provide a new Recapture Notice pursuant to this Paragraph.

        C. If Tenant shall desire to assign this lease or to sublet the entire demised premises and Landlord shall not recapture the lease as set forth above, or if Tenant shall desire to sublet a portion of the demised premises, Tenant shall submit to Landlord a written request for Landlord's consent to such assignment or subletting, which request shall contain or be accompanied by the following information (i) the name and address of the proposed assignee or subtenant; (ii) the terms and conditions of the proposed assignment or subletting including, without limitation, all consideration of every nature whatsoever to be paid to Tenant (including, without limitation, consideration for the sale or rental of Tenant's fixtures, leasehold improvements, equipment, furniture or other personal property) in respect of such assignment or subletting; (iii) the nature and character of the business of the proposed assignee or subtenant and its proposed use of the demised premises; and (iv) banking, financial and other credit information with respect to the proposed assignee or subtenant reasonably sufficient to enable Landlord to determine the financial responsibility of the proposed assignee or subtenant. Landlord shall then consent or refuse to consent to assignment or sublease, provided, however that Landlord's consent shall not be unreasonably withheld, subject to the terms set forth in paragraph D below.

        D. Provided that Tenant is not then in default under this lease and further provided that the following conditions shall be fulfilled, Landlord shall not unreasonably withhold or delay its consent to a proposed sublet or assignment:

        (a) The subletting or assignment shall be to a tenant whose occupancy will be in keeping with dignity and character of the then use and occupancy of the building and whose occupancy will not be more hazardous than that of Tenant herein or impose any additional burden upon Landlord or additional operating expense in the operation of the building.

        (b) So long as Landlord shall have comparable space and terms available in the Building, the proposed sublessee or assignee shall not be a tenant, subtenant or assignee of any premises in the building; nor shall the proposed sublessee or assignee be a person or entity with whom Landlord is then negotiating to lease space in the building.

        (c) In case of a subletting, it shall be expressly subject to all of the obligations of Tenant under this lease and the further condition and restriction that the sublease shall not be assigned, encumbered or otherwise transferred or the subleased premises further sublet by the sublessee in whole or in part, or any part thereof suffered or permitted by the sublessee to be used or occupied by others, without the prior written consent of Landlord in each instance.

        (d) The demised premises shall not have been publicly advertised for assignment or subletting at a rental rate less than the then prevailing rental rate for other space in the building.

        (e) The character of the business to be conducted or the proposed use of the demised premises by the proposed sublessee or assignee shall not (i) be likely to increase the Landlord's operating expenses beyond that which would be incurred in accordance with the standards of use of other tenancies in the building;(ii) increase the burden on existing building services including, without limitation, cleaning and elevator service over the burden prior to such proposed subletting or assignment; and (iii) violate or be likely to violate any provisions or restrictions herein relating to the use or occupancy of the demised premises, including, but not limited to, the restrictive covenant annexed hereto and made a part hereof as Exhibit "C".

        E. Anything herein contained to the contrary not withstanding, but without releasing Tenant from its obligations for full performance hereunder, Tenant shall have the right, without the consent of Landlord, to assign or sublet all or any part of the demised premises to one or more controlled or subsidiary companies, or to a parent company (existing or future) and Tenant shall have the right to permit the demised premises or any part thereof to be used by any controlled subsidiary or affiliated and/or parent companies, provided that a duplicate original of the assignment or sublease, if any, shall be delivered to Landlord within seven (7) days after execution, and provided that such assignment or sublease shall permit only such use and occupancy as is permitted under this lease.

        Further, Tenant may (i) transfer, by operation of law or otherwise, Tenant's interest in this Lease, or (ii) transfer a 50% or greater interest in Tenant, (whether stock, partnership interest or otherwise), or (iii) assign this Lease in its entirety without the consent of Landlord to any successor corporation (by consolidation, merger or sale of substantially all of its assets), provided the assets and consolidated net worth of such successor corporation and its consolidated subsidiaries, determined in accordance with generally accepted accounting principles on a proforma basis from the then-most-recent audited (by independent certified public accountants) balance sheets of all corporations which shall have been merged or consolidated with or into such successor corporation, shall not be materially less than the assets and consolidated net worth of Tenant and its consolidated subsidiaries as shown by Tenant's most recent audited (by independent certified public accountants) balance sheet, unless Tenant shall be willing to increase the Security Deposit to an amount equal to three (3) additional months of fixed rent then due and owing, in which event Landlord shall not have the right to object to a successor corporation with a lower net worth than Tenant at that time, provided that Tenant shall have delivered to Landlord an agreement on the part of such successor corporation whereby such successor corporation agrees to assume, and does assume, all of the obligations and duties on the part of the Tenant to be performed hereunder.

        F. No permitted or consented to assignment or subletting shall be effective or valid for any purpose whatsoever unless and until a counterpart of the assignment or a counterpart or reproduced copy of the sublease shall have been first delivered to the Landlord and, in the event of an assignment, the Tenant shall deliver to Landlord a written agreement executed and acknowledged by the Tenant and such assignee in recordable form wherein such assignee shall assume jointly and severally with Tenant the due performance of this lease on Tenant's part to be performed to the full end of the term of this lease notwithstanding any other or further assignment.

        G. Notwithstanding anything to the contrary set forth herein, a "Shared Use" of the demised premises by Tenant shall not require the consent of the Landlord, provided all of the following conditions shall have been met:

                (1) The Shared Use shall not, in the aggregate, occupy more than 6,000 square feet in the demised premises;

                (2)   The Shared Use shall not require the
construction of demising walls to create a separate entrance within the Demised Premises; and

                (3) The Shared Use shall not be simultaneously occupied by more than three entities.

        H. If the Landlord shall give its consent to any assignment of this Lease or to any sublease, Tenant shall in consideration therefore, pay to Landlord, as additional rent:

                (A) In the case of an assignment, an amount equal to fifty (50%) percent of all sums and other considerations paid to Tenant by the assignee for or by reason of such assignment in excess of the total rent payable by Tenant hereunder, (including, but not limited to, sums paid for the sale of Tenant's fixtures, leasehold improvements, equipment, furniture, furnishings or other personal property, in excess of the Fair Market Value of such fixtures, leasehold improvements, etc.), less the cost of any leasing commissions, rent concessions or abatements or Tenant fit-up incurred by Tenant in connection with such assignment.

                (B) in the case of a sublease of the demised premises, an amount equal to fifty (50%) percent of any rents, additional charge or other consideration payable under the sublease to Tenant by the subtenant which is in excess of the fixed rent and additional rent accruing during the term of the sublease in respect of the subleased space (at the rate per square foot payable by Tenant hereunder), pursuant to the terms hereof, (including, but not limited to, sums paid for the sale or rental of Tenant's fixtures, leasehold, improvements, equipment, furniture or other personal property, in excess of the Fair Market Value or Fair Rental Value, as the case may be, of such fixtures, leasehold improvements, etc.), less the cost of any leasing commissions, rent concessions or abatements or Tenant fit-up incurred by Tenant in connection with such sublease. The sums payable under this Section shall be paid to Landlord as and when payable by the subtenant to Tenant.

        43.  Tenant's Changes:

             Notwithstanding anything to the contrary set forth in
Article 3 of this Lease:

        Landlord's consent shall be required for only any alterations, renovations or improvements within the demised premises, ("Tenant's Changes"), which either: (i) are structural in nature; (ii) require a building permit; or (iii) affect the mechanical, electrical, sanitary or other service system in the Building. In granting its consent to any Tenant's Changes, Landlord may impose such conditions (as to guarantee of completion, payment, restoration and otherwise) as Landlord may reasonably require. In no event shall Landlord be required to consent to any Tenant's Change which would physically affect the proper functioning of the mechanical, electrical, sanitary or other service systems of the building. At the time Tenant requests Landlord's written consent to any Tenant's Changes, Tenant shall deliver to Landlord detailed plans and specifications therefor. Tenant shall pay to Landlord any reasonable fees or expenses incurred by Landlord in connection with Landlord submitting such plans and specifications it reasonably deems necessary to an architect or engineer selected by Landlord for review or examination. Landlord's approval of any plans or specifications does not relieve Tenant from the responsibility for the legal sufficiency and technical competency thereof. Tenant before commencement of any Tenant's Changes shall:

                (1) Obtain the necessary consents, authorizations and licenses from all federal, state and/or municipal authorities having jurisdiction over such work;

                (2) Furnish to Landlord a certificate or certificates of Workman's Compensation Insurance covering all persons who will perform Tenant's Changes for Tenant or any contractor, subcontractor or other person;

                (3) Furnish to Landlord an original Policy of Public Liability Insurance covering Landlord in limit of not less than One Million ( $1,000,000.00 ) Dollars for injuries or damages to person and property, in a company approved by Landlord, which approval shall not be unreasonably withheld. Such policy shall be maintained at all times during the progress of Tenant's Changes and until completion thereof, and shall provide that no cancellation shall be effective unless ten (10) days prior written notice has been given to Landlord;

                (4) Tenant shall employ as its general contractor for the performance of Tenant's Changes such contractor as Tenant may select and Landlord shall approve. Landlord shall not unreasonably withhold or delay such approval.

                B. Tenant agrees to indemnify and save Landlord harmless from and against any and all bills for labor performed and equipment, fixtures and materials furnished to Tenant and from and against any and all liens, bills or claims therefor or against the demised premises or the building containing the same and from and against all losses, damages, costs, expenses suits and claims whatsoever in connection with Tenant's changes. The cost of Tenant's changes shall be paid for in cash or its equivalent, so that the demised premises and the building containing the same shall at all times be free of liens for labor and materials supplied or claimed to have been supplied.

                C.   Tenant, at its expense, shall cause any
Tenant's Changes consented to by Landlord to be performed in compliance with all applicable requirements of insurance bodies having jurisdiction and in such manner as not to interfere with, delay or impose any additional expense upon the Landlord in the maintenance or operation of the building. Landlord acknowledges that Tenant shall have the right to use non-union labor and contractors.

                D. If the performance of Tenant's Change shall interfere with the comfort and/or convenience of other tenants in the building or shall cause damage to or otherwise interfere with the occupancy of adjacent buildings, Tenant shall upon Landlord's demand remedy or remove the condition or conditions complained of. Tenant further covenants and agrees to indemnify and save Landlord harmless from and against any and all claims, losses, damages, costs, expenses suits and demands whatsoever made or asserted against landlord by reason of the foregoing.

        44.  Certificates by Tenant:

             At any time and from time to time, Tenant, for the benefit of Landlord and the lessor under any ground lease or underlying lease or the holder of any leasehold mortgage affecting any ground lease or underlying lease, or of any fee mortgage covering the land or the land and building containing the demised premises, on at least five (5) days prior written request by Landlord, will deliver to Landlord a statement, certifying that this lease is not modified and is in full force and effect as modified, and stating the modifications, the Commencement and Expiration Dates hereof, the dates to which the fixed rent, additional rent and other charges have been paid, and whether or not, to the best knowledge of the signer of such statement, there are any then existing defaults on the part of either Landlord or Tenant in the performance of the terms, covenants and conditions of this lease, and if so, specifying the default of which the signer of such statement has knowledge.

        45.  Limitation of Liability:

             (a) Tenant agrees that the liability of Landlord under this lease and all matters pertaining to or arising out of the tenancy and the use and occupancy of the demised premises, shall be limited to Landlord's interest in the Building and in no event shall Tenant make any claim against or seek to impose any personal liability upon any general or limited partner of Landlord, or any principal of any firm or corporation that may hereafter be or become the Landlord.

             (b) Landlord agrees that the liability of Tenant under this lease and all matters pertaining to or arising out of the tenancy and the use and occupancy of the demised premises shall be limited to Tenant's assets and in no event shall Landlord make any claim against or seek to impose, any personal liability upon any corporate officer, director or shareholder of Tenant.

        46. Indemnification and Insurance:

        A. Tenant will indemnify, defend and save Landlord harmless from and against all damages, liabilities, claims, costs and expenses, including reasonable attorney's fees, arising out of the use of the demised premises or any work or thing done, or any condition created by Tenant or its employees, agents or contractors, whether or not caused by negligence or breach of an obligation by Tenant.

        B. Tenant shall, throughout the terms of this lease, at its own cost and expense, but for the mutual benefit of Landlord and Tenant, maintain, General Public Liability Insurance against claims for personal injury, death or property damage occurring upon, in or about the demised premises, such insurance to afford protection to the limit of not less than Three Million ($3,000,000.00) Dollars in respect of personal injury or death and damage to property in respect of any one occurrence. Tenant shall use best efforts to require that Certificate of Insurance should specifically have the proposed indemnity clause referred to in the first paragraph of this Article typed on the certificate evidencing that the "hold harmless" clause has been insured. Tenant shall use best efforts to furnish to Landlord certificates of such policies and provide for the insurance carrier's endorsements and such policies shall not be terminated without ten (10) days prior notice to Landlord as well as Tenant. In the event of the Tenant's failure to provide insurance coverage as specified herein, the Landlord may, at its option, cause the said insurance coverage to be effected and pay the premium therefore and the cost of same shall be due and payable by the Tenant to the Landlord and shall be deemed to be, and be paid as, additional rental.

        47.      Electricity:

        A: (1) The Demised Premises are, or prior to the Commencement Date, the Building and Demised Premises will be, equipped by Landlord with a meter, risers, feeders and wiring, as set forth in Exhibit "B" hereunder. Upon completion of Landlord's Work as set forth in Exhibit "B", there will be 1000 amps of electricity available to Tenant in the Demised Premises which shall be provided in accordance with applicable building codes.

             (2) Tenant shall obtain and pay for Tenant's entire separate supply of electric current by direct application to and arrangement with the public utility company servicing the Building. Landlord will permit its electric feeders, risers and wiring servicing the Demised Premises to be used by Tenant to the extent available, (as required by this Lease) and safely capable of being used for such purpose.

        B: After the Commencement Date, any additional risers, feeders or other equipment or service proper or necessary to supply Tenant's electrical requirements, upon written request of Tenant, will be installed by Landlord, at the sole cost and expense of Tenant, if in Landlord's sole judgment, the same are necessary and will not cause permanent damage or injury to the Building or the Demised Premises or cause or create a dangerous or hazardous condition or entail excessive or unreasonable alterations, repairs or expense or interfere with or disturb other tenants or occupants. Rigid conduit only will be allowed.

        C: Landlord shall not in anywise be liable or responsible to Tenant for any loss or damage or expense which Tenant may sustain or incur if either the quantity or character of electric service is changed or is no longer available or suitable for Tenant's requirements and is not due to the gross negligence or intentional act of Landlord.

        D: In no event shall Tenant use or install any fixtures, equipment or machines, the use of which in conjunction with other fixtures, equipment and machines in the Demised Premises would result in an overload of the electrical circuits servicing the Demised Premises.

        E: Tenant shall furnish, install and replace, as required, all lighting tubes, lamps, bulbs and ballasts required in the Demised Premises, at Tenant's sole cost and expense. All lighting tubes, lamps, bulbs and ballasts so installed shall become Landlord's property upon the expiration or sooner termination of this lease.

        48.  Broker:
             Tenant and Landlord each represents and warrants to the other that it neither consulted nor negotiated with any broker or finder with regard to the rental of the demised premises from Landlord other than Williams Real Estate Co., Inc. and The Lansco Corporation. Tenant agrees to indemnify, defend and hold Landlord harmless from any damages, costs and expenses suffered by Landlord by reason of any breach of the foregoing representation. Landlord agrees to pay such brokers' fees per separate agreement.

        49.  Binding Effect:
         It is specifically understood and agreed that this lease is offered to Tenant for signature by the managing agent of the building solely in its capacity as such agent and subject to Landlord's acceptance and approval, and that Tenant shall have affixed its signature hereto with the understanding that such act shall not, in any way, bind Landlord or its agent until such time as this lease shall have been approved and executed by Landlord and delivered to Tenant.

        50.  Miscellaneous:
         A. Without incurring any liability to Tenant, Landlord may permit access to the demised premises and open the same, whether or not Tenant shall be present, upon demand of any receiver, trustee, assignee for the benefit of creditors, sheriff, marshall or court officer entitled to, or reasonably purporting to be entitled to, such access for the purpose of taking possession of, or removing, Tenant's property or for any other lawful purpose (but this provision and any action by Landlord hereunder shall not be deemed a recognition by Landlord that the person or official making such demand has any right or interest in or to this lease, or in or to the premises), or upon demand of any representative of the fire, police, building, sanitation or other department of the city, state or federal governments.

         B. The terms "person" and "persons" as used in this lease, shall be deemed to include natural persons, firms, corporations, associations and any other private or public entities.

         C. No receipt of monies by Landlord from Tenant, after any reentry or after the lawful cancellation or termination of this lease in any lawful manner, shall reinstate the lease; and after the service of notice to terminate this lease, or after the commencement of any action, proceeding or other remedy, Landlord may demand, receive and collect any monies due, and apply them on account of Tenant's obligations under this lease but without in any respect affecting such notice, action, proceeding or remedy, except that if a money judgment is being sought in any such action or proceeding, the amount of such judgment shall be reduced by such payment.

         D. If Tenant is in arrears in the payment of fixed rent or additional rent, Tenant waives its right, if any, to designate the items in arrears against which any payments made by Tenant are to be credited and Landlord may apply any of such payments to any such items in arrears as Landlord, in its sole discretion, shall determine, irrespective of any designation or request by Tenant as to the items against which any such payments shall be credited.

         E. No payment by Tenant nor receipt by Landlord of a lesser Amount than may be required to be paid hereunder shall be deemed to be other than on account of any such payment, nor shall any endorsement or statement on any check or any letter accompanying any check tendered as payment be deemed an accord and satisfaction and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such payment due or pursue any other remedy in this lease provided.

        51.  Subordination:
        Notwithstanding anything to the contrary set forth in
Article 7 of this Lease:

         A. The termination of any ground or underlying lease, by its terms or otherwise, or the institution of any summary of other proceedings by the ground or underlying lessor against the lessee under any such ground lease shall not result in the termination of this lease unless Tenant is named as a party and served with process in any such proceedings for possession of the demised premises and a warrant or judgment for possession is issued and executed in any such proceedings;

         B. In the event of termination of any ground or underlying lease, Tenant will attorn and pay rent to any such ground or underlying lessor.

         C. If, in connection with the procurement, continuation or renewal of any financing for which the land and/or the building or the interest of the lessee therein under a superior lease represents collateral in whole or in part an institutional lender shall request modifications of this lease as a condition of such financing, Tenant will not wIthhold its consent thereto provided that such modifications do not materially increase the obligations of Tenant under this lease or materially and adversely affect any rights of Tenant under this lease.

         D. Landlord promptly upon execution of this Lease, shall request a non-disturbance agreement from any present or future mortgagee of the Building with respect to this Lease.

        52.  Fees and Expenses:

        Notwithstanding anything to the contrary set forth in Articles 17, 18 or 19 of this Lease:

         A. Late Charges: If Tenant shall fail to make payment of any installment of Rent or additional rent within ten (10) days after the date when such payment is due, then Tenant shall pay to Landlord a late charge of 5% of such late payment, payable as additional rent; provided, however, Tenant shall not be obligated to pay any Late Charges for the first two (2) occurrences of late payments within any twelve (12) month period.

         B. Interest Upon Amounts in Default: If Tenant shall fail to make payment of any installment of Rent or any additional rent (after any applicable grace period), Tenant shall pay to Landlord, in addition to such installment of Rent or additional rent (and in addition to any amounts payable pursuant to subsection A of this Article) and as additional rent, interest on the amount unpaid, computed from the date such payment was due to and including the date of payment, with interest accruing at the rate of eighteen percent (18%) per annum.

         C. A default in the payment of rent shall occur should the Landlord fail to receive from the Tenant any and all sums within ten
(10) days of the date that said sums are due and owing. If Tenant fails to cure the default within ten (10) days from the time period prescribed, (provided, however, in the case of a non-monetary default which by its nature cannot reasonably be cured within such ten (10) day period, the ten (10) day period shall be reasonably extended for the time necessary to cure such non-monetary default provided Tenant promptly commences and diligently proceeds to cure the same), Landlord shall have the option to terminate this Lease Agreement and to pursue all rights and remedies afforded under the terms of this Lease Agreement and by law. Tenant's obligation to pay rent through the balance of the Lease term shall survive the termination of the Lease Agreement, provided Landlord shall make reasonable efforts to mitigate its damages hereunder. Landlord also will be entitled to recover all reasonable attorneys fees, court and collection costs, brokerage commissions, construction and decoration costs incurred by Landlord in the event of a default or sooner termination of the Lease Agreement by the Tenant, other than by reason of default by Landlord after notice and applicable cure periods.

         D. In the event any check from Tenant shall be returned to Landlord by a bank marked "Insufficient Funds", "Uncollected Funds", "Payment Stopped", etc. on one occasion during any calendar year, Tenant shall pay as additional rent a Bounced Check Fee equal to the greater of $20.00 or the actual amount charged to Landlord for such bounced check. In the event more than one check from Tenant shall be returned from a bank during a calendar year, (other than by reason of a wrongful action by the bank), Tenant shall pay to Landlord a 5% Bounced Check for any check returned to Landlord by bank marked "Insufficient Funds", "Uncollected Funds", "Payment Stopped", etc., payable as additional rent.

        53.  End of Term:  Amending Article 22

         A. The parties acknowledge and agree that the damage to Landlord resulting from any failure by Tenant to timely surrender possession of the Premises as aforesaid will be substantial, will exceed the amount of the monthly installments of the rent theretofore payable hereunder, and will be impossible to accurately measure. Tenant therefore agrees that if possession of the Premises is not surrendered to Landlord within twenty-four (24) hours after the Expiration Date or sooner termination of the Term, in addition to any other rights or remedy Landlord may have hereunder or at law, Tenant shall pay to Landlord for each month and for each portion of any month during which Tenant holds over in the Premises after the Expiration Date or sooner termination of this Lease, a sum equal to two (2) times the aggregate of the rent which was payable under the Lease during the last month of the term, and such tenancy shall continue until terminated by the Landlord, or until the Tenant shall have given to Landlord at least three (3) business days prior written notice of at least three (3) business days prior to the intended date of intent to terminate such tenancy, whichever occurs first.

         B. If Tenant shall hold-over to remain in possession of any portion of the Premises beyond the Expiration Date of this Lease, notwithstanding the acceptance of any rent paid by Tenant pursuant to the above, Tenant shall be subject to summary proceedings and all damages related thereto. All damages to Landlord by reason of such holding over by Tenant may be the subject of a separate action and need not be asserted by Landlord in any summary proceedings against Tenant.

        54. Mechanics Liens: If any mechanics or other lien or order for the payment of money or any notice on intention to file a lien shall be filed against the Leased Premises due to the act of Tenant, or the building or improvement of which said premises form a part, by reason of or arising out of any labor or material furnished or alleged to have been furnished, or to be furnished to or for the Demised Premises or any occupant thereof, except for Landlord's acts or omissions or work performed by Landlord, unless such work shall be in fulfillment of Tenant's obligations under the Lease or for or by reason of any change, alteration, or addition or the cost of expense thereof, or any contract relating thereto, or against the interest of Landlord, Tenant shall cause the same to be canceled and discharged of record by bond or otherwise as allowed by law at the expense of Tenant within twenty (20) days after the filing thereof; and Tenant shall also defend on behalf of Landlord, at Tenant's sole cost and expense, any action, suit or proceeding which may be brought therefor or for the enforcement of such lien, liens, or orders, and Tenant will pay any damages and satisfy and discharge any judgment entered thereon and save harmless Landlord from any claim or damage resulting therefrom.

        55. Increase in Fire Insurance Premiums: Without limiting any of the other covenants or agreements of Tenant herein contained, but in addition thereto, Tenant agrees not to do or permit anything to be done which will be in conflict with any provision of, or violate any policy of fire insurance, at any time during the term hereof on the building, or do or permit to be done any act or thing because of which any insurer shall cancel any such policy on the building or on the property of Landlord therein or increase the policy premium rate. If, because of anything done on the Demised Premises, except for Landlord's acts or omissions or work performed by Landlord, unless such work shall be in fulfillment of Tenant's obligations under the Lease, whether it be the conduct of the business permitted herein or otherwise, the fire insurance rate on the building or any property of the Landlord herein shall be increased, then, in that event, Tenant agrees to pay as additional rental any increase in Landlord's insurance premiums consequent upon such increase in rate. A schedule of "make-up" of insurance rates for the building of which the Demised Premises form a part issued by the local fire insurance rating organization or similar body as aforesaid shall be prima facie evidence of the facts therein stated and of any changes in the fire insurance rates applicable to the premises.

        56.  Landlord's Work and Tenant's Work:

         A. Prior to the Commencement Date, Landlord shall perform the work set forth in Part A of Exhibit B, annexed hereto and made a part hereof. The facilities, materials and work so furnished, installed and performed in the Demised Premises by Landlord at its expense, pursuant to Part A of Exhibit B, are hereinafter and in Exhibit B referred to as "Landlord's Work". All such other installations, materials and work which may be undertaken by or for the account of Tenant to prepare, equip, decorate and furnish the Demised Premises for Tenant's initial occupancy, are hereinafter and in Exhibit B referred to as "Tenant's Work".

         B.      Except as set forth in Section 56 (A) or Section 47
(A) above, the Tenant has inspected the demised premises and agrees to accept the same in its present "as is" condition, and the Landlord makes no representation as to the condition of the premises.

        57.   Cleaning of Premises:

         A. Landlord, at its expense, shall cause the Demised Premises, other than the Storage Space, to be cleaned in accordance with the cleaning specifications annexed hereto as Exhibit "D". Tenant shall pay to Landlord on demand the costs incurred by Landlord for (a) extra cleaning work in the Demised Premises required because of (i) misuse or neglect on the part of Tenant or its employees or visitors, (ii) use of portions of the Demised Premises for preparation, serving or consumption of food or beverages, data processing or reproducing operations, private lavatories or toilets, (other than up to three (3) bathrooms servicing the Demised Premises), or other special purposes requiring greater or more difficult cleaning work than office areas, (iii) unusual quantity of interior glass surfaces, (iv) non-building standard materials or finishes installed by Tenant or at its request, and (b) removal from the Demised Premises and the Building of so much of any refuse and rubbish of Tenant as shall exceed that ordinarily accumulated daily in the routine of business office occupancy. Landlord, its cleaning contractor and their employees shall have after hours access to the Demised Premises and the free use of light, power and water in the Demised Premises as reasonably required for the purpose of cleaning the Demised Premises in accordance with Landlord obligations hereunder. Tenant may request that the cleaning contractor commence cleaning services in the afternoon, but Landlord shall not be liable if such request is not satisfied. Notwithstanding the foregoing, Tenant may elect to contract for rubbish removal, at its sole cost, in the event it deems Landlord's charges to be excessive.

         B. Notwithstanding anything to the contrary set in the Lease, Tenant shall have a one (1) time right to notify Landlord of its desire to be solely responsible for the cleaning of the premises, in which even Tenant shall be entitled to a reduction of rent equal to $0.50 per square foot per annum, (or such greater amount that Landlord shall be paying for the cleaning of the Demised Premises at the time Tenant shall exercise such right), for so long as Tenant shall remain responsible for such cleaning. Landlord shall nevertheless remain responsible for the removal of rubbish collected within the Demised Premises from the Building.

        58. Relocation: Landlord reserves the right to relocate Tenant during the term to a comparable floor within the building upon thirty (30) days written notice, at Landlord's cost and expense, including but not limited to moving expenses, telephone relocation, etc., so long as such relocation shall not unreasonably interfere with the conduct of Tenant's business and Landlord builds, decorates and furnishes the space so that it reasonably duplicates the Demised Premises. Landlord shall have ninety (90) days to relocate Tenant after the expiration of the thirty (30) day period.

        59. Building Directory: Landlord agrees to provide to Tenant thirteen (13) listings on the original Lobby Directory of the Building. At the time the Lobby Directory shall be upgraded, Tenant shall have the first right to available additional listings on the Directory.

        60.  Heat, Ventilation and Air Conditioning:

         A. Landlord, at its expense, shall maintain all radiators and repair all leaks that may occur, maintain and operate the heating system, (hereafter referred to as the "heating system") and shall furnish heat in the Demised Premises consistent with the standards provided in comparable office buildings in Manhattan, (hereinafter referred to as the "heat service"). Heat service shall be provided during "regular hours", (that is between the hours of 8:00 A.M. and 6:00 P.M.) on "business days", (which term is used herein to mean all days except Saturdays, Sundays and days now or hereafter observed by the Federal or New York State government as legal holidays and those now or hereafter designated by the building service union employees service contract, if applicable, or by the Operating Engineers contract, if applicable) and between the hours of 8:00 a.m. and 1:00 p.m. on Saturdays.

         B. Air conditioning shall be provided to Tenant by the currently existing air conditioning package units(s), (hereinafter referred to as the "A/C Units"), located in and servicing the Demised Premises. Tenant, at its expense, shall pay the cost of the Service Contract annexed hereto and made a part hereof as Exhibit "E" or any replacement thereof. Landlord, at its expense, shall be responsible for any repairs or replacements, (as required) of the A/C units, unless such repair or replacement shall result from any negligent act or omission of Tenant or its agents, servants, employees or contractors, in which event Tenant shall be liable for the same. Tenant agrees to notify Landlord of any required major repairs or replacements of the A/C units promptly following Tenant's determination of the requirement therefor.

        61.  Tenant represents that Marc H. Bell, President and
Chief Executive Officer, is authorized to execute this Lease and bind Bell Technology Group, Ltd. and will provide Landlord an appropriate corporate resolution upon lease execution, if applicable.

        62.  Security Deposit:

         A. Tenant shall deliver to Landlord a clean, irrevocable and unconditional Letter of Credit issued by and drawn upon any commercial bank which is a member of the New York Clearing House Association, (hereinafter referred to as the "Issuing Bank" with offices for banking purposes in the City of New York and having a net worth of not less than One Hundred Million and 00/100 ($100,000,000.00) Dollars, which Letter of Credit shall have a term of not less than one year, be in form and content satisfactory to Landlord, be for the account of Landlord and be in the amount of $400,000.00. The Letter of Credit shall provide that:

        (1) The Issuing Bank shall pay to Landlord or its duly authorized representative an amount up to the face amount of the Letter of Credit upon presentation of the Letter of Credit, a sight draft in the amount to be drawn and an affidavit of a general partner or person duly authorized on behalf of Landlord stating that Landlord is entitled to draw upon the Letter of Credit based upon the provisions of Section 62 (E) hereof;

        (2) The Letter of Credit shall be deemed to be automatically renewed, without amendment, for consecutive periods of one year each during the term of this Lease, unless the Issuing Bank sends written notice, (hereinafter referred to as the "Non-Renewal Notice") to Landlord by certified or registered mail, return receipt requested, not less than thirty (30) days next preceding the then expiration date of the Letter of Credit, that it elects not to have such Letter of Credit renewed;

        (3) Landlord, within twenty (20) days of its receipt of the Non-Renewal Notice, shall have the right, exercisable by a sight draft, to receive the monies represented by the Letter of Credit, (which monies shall be held by Landlord as a cash deposit pursuant to the terms of this Article 62 pending the replacement of such Letter of Credit or Tenant's default hereunder); and

        (4) Upon Landlord's sale of Landlord's interest in the land and the Building, the Letter of Credit shall be transferable by Landlord as provided in Section 62 (C) hereof.

        B. Notwithstanding the provisions of Section 62(A) hereof, provided that Tenant shall not be in material default of this Lease on the date which is the second (2nd) anniversary of the Commencement Date, and no event shall have occurred which, with the passage of time, would constitute a material default by Tenant hereunder, Landlord shall, within twenty (20) days following receipt of notice from Tenant requesting a reduction in the amount of Tenant's security deposit, in accordance with the provisions of this
Section 62(B), consent to an amendment to the Letter of Credit then held by Landlord as security hereunder, reducing the amount thereof by $75,000.00. Similarly, pursuant to the provisions of this
Section 62(B), Landlord shall consent to an amendment to the Letter of Credit further reducing the amount by $75,000.00 after the third
(3rd) anniversary of the Commencement Date; and a further amendment to the Letter of Credit reducing the amount by $150,000.00 after the fourth (4th) anniversary of the Commencement Date. The Letter of Credit in the amount of $100,000.00 shall remain in full force and effect for the remainder of the Lease term.

        C. In the event of a sale of Landlord's interest in the land and the Building, Landlord shall have the right to transfer the cash security or Letter of Credit, as the case may be, deposited hereunder to the vendee or lessee, and Landlord shall thereupon be released by Tenant from all liability for the return of such cash security or Letter of Credit. In such event, Tenant agrees to look solely to the new Landlord for the return of said cash security or Letter of Credit. It is agreed that the provisions hereof shall apply to every transfer or assignment made of said cash security or Letter of Credit to a new Landlord.

        D. Tenant covenants that it will not assign or encumber, or attempt to assign or encumber, the Letter of Credit deposited hereunder as security, and that neither Landlord nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

        E. Landlord agrees that it will not draw down the proceeds of the Letter of Credit except in the event of a default by Tenant hereunder or the non-renewal of such Letter of Credit by the Issuing Bank.

        F. In the event that at any time during the term of this Lease Landlord, in Landlord's reasonable opinion, believes (a) that the net worth of the Issuing Bank shall be less than the minimum amount specified in Section 62(A), or (b) that circumstances have occurred indicating that the Issuing Bank may be incapable of, unable to, or prohibited from honoring the then existing Letter of Credit (hereinafter referred to as the "Existing L/C") in accordance with the terms thereof, then, upon the happening of either of the foregoing, Landlord may send written notice to Tenant (hereinafter referred to as the "Replacement Notice"), requiring Tenant within ten (10) days to replace the Existing L/C with a new Letter of Credit, (hereinafter referred to as the "Replacement L/C") from an Issuing Bank meeting the qualifications described in 62(A). Upon receipt of a Replacement L/C meeting the qualifications of Section 62(A), Landlord shall forthwith return the Existing L/C to Tenant. In the event that (i) a Replacement L/C meeting the qualifications of Section 62(A) is not received by Landlord within the time specified or (ii) Landlord reasonably believes an emergency exists, then in either event, the Existing L/C may be presented for payment by Landlord and the proceeds thereof shall be held by Landlord in accordance with Article 34 of the Lease subject, however, to Tenant's right, at any time thereafter prior to a Tenant's default hereunder, to replace such cash security with a new letter of credit meeting the qualifications of Section 62(A).

        63.  Storage Space:
        A. Provided Tenant shall not be in material default hereunder and no event shall have occurred which, with the passage of time, would constitute a material default by Tenant, Tenant shall have the right, during the first eighteen (18) months of the Lease, to lease storage space in the basement of the Building, as shown on Exhibit "F" annexed hereto and made a part hereof, (the "Storage Space") for the sum of Four ($4.00) Dollars per useable square foot per annum, which shall be paid as additional rent hereunder by notifying Landlord, which notice shall be accompanied by submission of a floor plan designating such space. The Storage Space shall be used solely for storage, shipping and receiving of goods, to the extent permitted by law. Notwithstanding the foregoing, in the event Landlord shall desire to offer a portion of the storage space to another tenant, Landlord shall notify Tenant, whereupon Tenant shall have ten (10) days to notify Landlord if it shall desire to lease such storage space. If Landlord shall not receive notice from Tenant of its desire to lease such space, Landlord shall have the right to lease the space to another tenant, provided such other lease shall be executed within sixty (60) days of the expiration of such ten (10) day period.

        B. Tenant shall have the right to erect a chain link fence or cinder block wall along the vault line and relocate the entrance way of the Storage Space. Tenant accepts the Storage Space in "as is" condition.

        C. Tenant shall have the right to install a sign in the basement near the freight elevator, subject to landlord's approval, which shall not be unreasonably withheld.

        64.  Satellite Dishes and Generator:
Tenant may, at its sole cost and expense, install two (2) satellite dishes and a generator, subject to landlord's approval which shall not be unreasonably withheld, on the roof of the Building in an area to be designated by Landlord and a license to run the necessary cables and wires from the roof to the third floor, provided: (i) Tenant shall obtain any necessary governmental permits or approvals; (ii) Tenant shall be responsible for any damage or injury resulting from the installation, maintenance, repair or operation of the satellite dishes and generator; (iii) such installation and connections shall not interfere with the building systems or operations and (iv) Tenant shall remove the satellite dishes and generator prior to the expiration of this Lease and repair any damage resulting therefrom.

        65.     Jersey Street Elevator:
Tenant shall have the right upon notice to Landlord, to use the freight elevator located on the Jersey Street side of the Building in conjunction with Elizabeth Wayman seven (7) days a week, 24 hours a day. No other tenants shall have the right to use such elevator, so long as Tenant continues to use such elevator. Landlord shall be obligated to maintain and repair the elevator provided Tenant shall pay fifty (50%) percent of the cost of such maintenance and repair, unless such maintenance and repair shall be necessitated by any act of Tenant, its employees or agents in which event Tenant shall be liable for the full cost of same, provided further that if any such repair or maintenance is required by reason of an act of Landlord, the Landlord shall be liable for the cost of such repair, replacement or maintenance. Tenant may install, at its own expense, any security equipment it reasonably requires provided such equipment shall not preclude Elizabeth Wayman from using the elevator. Tenant shall have the right to rescind its use of the elevator upon notice to Landlord.

        66. Notwithstanding anything to the contrary set forth in Article 9 of this Lease, if the demised premises or building shall be totally or substantially damaged or destroyed and Landlord shall not terminate this Lease within sixty (60) days after such damage or destruction, Tenant shall have the right to terminate this Lease if, in the written opinion of Landlord's architect, the premises cannot reasonably be restored within a one hundred eighty
(180) day period, by providing written notice to Landlord within ten
(10) days of receipt of Landlord's architect's opinion, or in the event the premises shall not be repaired or restored within one hundred eighty (180) days of such damage or destruction.

        67. In the event that either party commences a lawsuit against the other in order to enforce any of the terms or provisions of this Lease, the prevailing party shall be entitled to recover from the other party, reasonable legal fees and reasonable costs incurred in connection with such lawsuit.

        68. Notwithstanding anything to the contrary set forth herein, Tenant shall have the right to spend a maximum of $1,000.00 to perform an emergency repair within the Demised Premises and off-set said amount from the rental payment next due provided Tenant shall have attempted to contact Landlord or its agents at the time and shall not have received a response within one (1) hour of such contact.

        69. Landlord agrees that the antique elevator in the Building hall operate on the third floor of the Building so long as it shall be functioning. Landlord agrees that the freight elevator shall be available between the hours of 8:00 a.m. and 6:00 p.m., Monday through Friday. Any overtime use of the freight elevator shall be charged at a rate of $30.00 per hour, which fee shall be due and payable as additional rent hereunder.

        70. In the event Landlord's consent or approval shall required under this Lease, Landlord shall not unreasonably withhold such consent or approval provided Tenant shall have satisfied any conditions required under this Lease for such consent or approval.

        71. Throughout the term of this Lease, Tenant shall have access to the rest rooms on the first floor of the Building which is currently in compliance with the Americans with Disabilities Act.

        72. Notwithstanding anything to the contrary set forth in Article 28, all notices to Tenant shall be to:

                Mark H. Bell, President
                295 Lafayette Street
                New York, New York

                with a copy to:

                Mark H. Bell
                77 Bleecker Street
                New York, New York


        73. Notwithstanding anything to the contrary set forth in the Lease, in the event the New York City Landmark's Commission shall take no action on Tenant's application for approval within ninety (90) days of submission, either party may cancel this Lease upon written notice to the other, whereupon Tenant shall receive a refund of the first month's rent, Landlord shall return the LC and neither party shall have any further rights or liability to the other hereunder.

        74. Notwithstanding anything to the contrary set forth herein, Tenant shall use the Demised Premises, (excluding Storage Space), for executive and general business purposes, including but not limited to, training facilities, shipping and receiving and computer and product repairs to the extent permitted by local law.



                        PUCK ASSOCIATES
                        BY:  SKS PROPERTY CORP.,
                                General Partner

                                /s/  Richard Stadtmauer
                        BY:    _________________________
                                RICHARD STADTMAUER,
                                Vice President


                        BELL TECHNOLOGY GROUP, LTD.

                                /s/  Marc H. Bell
                        BY:    _____________________________
                                MARC H. BELL, President and
                                Chief Executive Officer



EXHIBIT 21

        BELL TECHNOLOGY GROUP LTD.

        LIST OF SUBSIDIARIES

        The following is a list of all of the subsidiaries of Bell Technology Group Ltd. of which all are incorporated in the State of New York. All of the listed subsidiaries do business under the names presented below:

                PFM Communications, Inc.
                Naft International Ltd.
                Naft Computer Services Corp.
                Bluestreak Digital, Inc.
                GameNet, Inc.




EXHIBIT 23


BELL TECHNOLOGY GROUP LTD.


INDEPENDENT AUDITORS' CONSENT


         We hereby consent to the incorporation by reference in Registration Statement No. 33-09027 of Bell Technology Group, Ltd. on Form S-8 of our report dated December 23, 1996 appearing in this Annual Report on Form 10-KSB of Bell Technology Group, Ltd. for the year ended September 30, 1996.

Arthur Andersen


January 13, 1997