Form 10QSB
period 1996-12-31
BELL TECHNOLOGY GROUP LTD
filed 1997-02-14
CIK 1003111

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended:   December 31, 1996

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                 For the transition period from          to
                 Commission file number _____1-14168______________


     Bell Technology Group Ltd.
     (Exact name of small business issuer as specified in its charter)


       Delaware                                    13-3781263
(State or other jurisdiction of
incorporation or organization)         (IRS Employer Identification No.)


   295 Lafayette Street, 3rd. Floor,  New York, NY  10012
          (Address of principal executive offices)


   (212)  334-8500
 (Issuer's telephone number)


   611 Broadway, Suite 415, New York, NY  10012
 (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months
 (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
 the past 90 days.   Yes [x]    No  [ ]


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date:

  3,084,877  shares of Common Stock as of December 31, 1996

Transitional Small Business Disclosure Format (Check One):  Yes [ ]   No [x]


SEC 2334 (3/94-)



                        Bell Technology Group Ltd.
                            and Subsidiaries

    Table of Contents

                                                                       Page No.
PART  I -  FINANCIAL INFORMATION
  Item  1.  Consolidated Balance Sheets                                   2

            Consolidated Statements of Operations
               For the Three Months Ended December 31, 1996 and 1995      3

            Consolidated Statements of Cash Flows
               For the Three Months Ended December 31, 1996 and 1995      4

            Notes to Consolidated Financial Statements                    5

  Item  2.  Management's Discussion and Analysis of Financial Condition  6-9
               and Results of Operations

PART  II -  OTHER INFORMATION                                            10





		Bell Technology Group Ltd. and Subsidiaries
                    Consolidated Balance Sheets

                                              December 31,  September 30,
                        Assets                    1996          1995
                                              (Unaudited)
Current assets:
  Cash and cash equivalents                   $ 1,463,889    $ 2,742,011
  Accounts receivable, net of allowance for
  doubtful accounts of $127,842 and $64,842
  as of December 31, 1996 and September 30,
  1996, respectively                            3,125,395      1,847,918
  Inventories                                   1,005,581        758,353
  Prepaid expenses and other current assets       127,334        195,113
                                               __________     __________
     Total current assets                       5,722,199      5,543,395
Property and equipment, net                     2,686,098      2,151,294
Other assets                                       71,196        115,093
                                               __________     __________
     Total assets                             $ 8,479,493    $ 7,809,782
                                               ==========     ==========

			Liabilities and Stockholders' Equity
Current liabilities:
  Short term borrowings                       $   779,392    $      --
  Current portion of notes payable                 27,351         39,152
  Accounts payable                              1,794,594      1,274,197
  Accrued expenses                                258,257        240,116
  Deferred revenues                               199,343        166,617
                                               __________     __________
     Total current liabilities                  3,058,937      1,720,082
                                               __________     __________
  Commitments and contingencies

Stockholders' equity :
  Preferred Stock, $.01 par value; 500,000
  shares authorized; no shares issued and
  outstanding                                        --            --
  Common Stock, $.01 par value; 10,000,000
  shares authorized; 3,084,877 and 3,083,210
  shares issued and outstanding                    30,849         30,832
  Additional paid-in capital                    8,044,779      8,033,134
  Accumulated deficit                          (2,655,072)    (1,974,266)
                                               __________     __________
     Total stockholders' equity                 5,420,556      6,089,700
                                               __________     __________
     Total liabilities and stockholders'
        equity                                $ 8,479,493    $ 7,809,782
                                               ==========     ==========

   The accompanying notes are an integral part of these consolidated balance sheets.
                                Page - 2 -



                       Bell Technology Group Ltd.
                            and Subsidiaries
                  Consolidated Statements of Operations
                               (Unaudited)
                                                  Three Months Ended
                                                     December 31,
                                                 1996           1995

Revenues                                      $ 3,696,399    $ 2,422,261
Costs and expenses:
  Cost of revenues                              2,835,316      2,013,240
  Selling, general and administrative           1,444,795        520,987
  Depreciation and amortization (net of
    $45,016 included in cost of revenues)         111,450         54,245
                                               __________     __________
     Total costs and expenses                   4,391,561      2,588,472
                                               __________     __________
Loss from operations                             (695,162)      (166,211)

  Interest income                                  18,055          --
  Interest expense                                 (3,699)       (24,417)
                                               __________     __________
Loss before taxes                                (680,806)      (190,628)


(Benefit from) provision for taxes                   --             --
                                               __________     __________
Net loss                                       $ (680,806)    $ (190,628)
                                               ==========     ==========


Net loss per share                                ($0.22)         ($0.11)


Weighted average shares outstanding             3,084,339      1,742,855





     The accompanying notes are an integral part of these consolidated statements.

                               Page - 3 -



                Bell Technology Group Ltd. and Subsidiaries
                   Consolidated Statements of Cash Flows
                               (Unaudited)
                                                   Three Months Ended
                                                       December 31,
                                                     1996         1995
Cash flows from operating activities:
  Net loss                                        $(680,806)   $ (190,628)
  Adjustments to reconcile net (loss) income
  to net cash used in operating activities
    Depreciation and amortization                   156,466        54,245
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable   (1,277,477)      225,485
    (Increase) in inventories                      (247,228)     (128,226)
    Decrease (increase) in prepaid expenses
       and other current assets                      67,779        (8,244)
    Decrease (increase) in other assets              43,897       (12,844)
    Increase in accounts payable                    520,397        85,709
    Increase (decrease) in accrued expenses          29,803       (15,842)
    Increase (decrease) in deferred revenues         32,726       (19,596)
                                                ___________    __________
Net cash used in operations                      (1,354,443)       (9,941)
                                                ___________    __________
Cash flows from investing activities:
  Purchases of property and equipment,
    net of landlord reimbursement                  (691,270)      (59,363)
                                                ___________    __________
Net cash used in investing activities              (691,270)      (59,363)
                                                ___________    __________
Cash flows from financing activities:
  Net proceeds from short term borrowings          (779,392)       20,052
  Repayments of notes payable                       (11,801)      (27,813)
  Proceeds from bridge financing                      --          250,000
  Payment of debt issuance and stock
    offering costs                                    --         (113,404)
                                                ___________    __________
Net cash provided by financing activities           767,591       128,835
                                                ___________    __________
Net increase (decrease) in cash and
  cash equivalents                               (1,278,122)       59,531
    Cash and cash equivalents,
      beginning of period                         2,742,011       222,367
                                                ___________    __________
    Cash and cash equivalents,
      end of period                             $ 1,463,889    $  281,898
                                                ===========    ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                395        25,041

  Noncash investing and financing activities:
    Issuance of common stock in connection
      with bridge financing                           --          250,000

The accompanying notes are an integral part of these consolidated statements
                               Page - 4 -


                        BELL TECHNOLOGY GROUP LTD.
                            AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of December 31, 1996 and 1995 and statements of operations and statements of cash flows for the three months ended December 31, 1996 and 1995 have been prepared by Bell Technology Group Ltd. (the "Company") without audit. All material inter-company accounts and transactions have been eliminated. The consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB on file with the Securities and Exchange Commission. Results of operations for the three month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year end statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.


2.	REVOLVING CREDIT AGREEMENT

The Company (through its NAFT subsidiary) presently has approximately $3.0 million available to it pursuant to a Revolving Credit Agreement
(to finance its accounts receivable and inventory) with NationsCredit
("Nations").   As of December 31, 1996, the Company had a net outstanding of approximately $1.2 million under this agreement. Such obligation is secured by a continuing security interest in substantially all of the assets of the Company. The borrowings bear interest at the prime rate
plus 1.75%.   Pursuant to the terms of these agreements, NAFT is required to maintain certain liquidity ratios which the Company is currently maintaining.


3.	COMMITMENTS AND CONTINGENCIES

In February 1996 the Company entered into a lease for its corporate headquarters effective July 1996. The lease is for eleven years and six months starting with an initial annual base rental of $309,250 escalating to $563,547 in the final year. Under the lease, the landlord is to reimburse the Company $500,000 for leasehold improvements. As of December 31, 1996 $50,000 has been recorded as Due from landlord. The Company was required by the terms of the lease to maintain a letter of credit in the amount of $400,000 for the duration of the lease. In order to meet such requirement, the Company maintains a restricted certificate of deposit in the amount of $400,000. This amount is included in "Cash and cash equivalents" of the Company's consolidated balance sheets at December 31, and September 30, 1996.


                                  Page - 5 -



PART I  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General
The Company is a diversified, full service Internet solutions company and computer systems integrator, providing a wide range of Internet and Intranet products, services and solutions. In addition, the Company provides pre-press, video and 3-D animation, and motion capture solutions to its commercial clients. The Company's goal is to become a business-to-business, one-stop provider of all things related to the Internet, whose business is based upon on-going, long term, broad based relationships with its customers. Internet Operations. During the past six months following the date of its initial public offering, the Company has hired a staff of Internet engineers, technicians, programming specialists and sales personnel to work on developing its Internet network and support facility. During this period, the Company has substantially completed the basic engineering and programming activities necessary to provide dedicated Internet access, web hosting services and Internet consulting and facilitation services. The Company has now begun to aggressively market its Internet services and capabilities to the publishing, advertising, and media communities. Revenues from Internet related activities have been steadily increasing.

Currently, the major sources of revenue for the Company's Internet related activities are:
    a) The sale and installation of dedicated, high bandwidth, Internet connections
    b)  Web hosting and co-location services

The Company has suspended its Internet Wired program due to a lack of interest at the user level, the difficulty of dealing with New York City landlords in wiring buildings, and better opportunities toward which it can direct its efforts.

                          Page - 6 -


Sales of Hardware and Software:

The Company has continued to diversify its offering of hardware and software products and to emphasize those products which: (a) are related to its Internet services operation; (b) generate higher profit margins;
(c) are of a type which require greater after market support, and
(d) experience less competition from mail order houses.

Specifically, the Company:

a) provides business solutions and desktop computer integration to the media and publishing industries including solutions involving interactive media, CD ROM and World Wide Web servers and installation of computer networks (LANs and WANs)

b) is a value added reseller or value added dealer in computer hardware. The principal manufacturers which it represents are: Silicon Graphics, Integraph, Sun Microsystems, Compaq, Apple, Cisco, and Bay networks.

c) in conjunction with the sale of hardware, sells, installs and supports software programs such as Alias/Wavefront, SoftImage Quark, Adobe, Macromedia, Avid. The Company is also a Netscape Commercial Applications Partner and a Microsoft solutions provider.

Training :

The Company completed construction of its new training center at 295 Lafayette Street, New York, New York in October 1996. It now has 5 classrooms which seat a total of 66 people and a seminar room which can accommodate 125 people.
Each classroom is outfitted with a different hardware and software capability such as Alias, Photoshop, etc. Instruction is provided by both its in-house staff and independent contractors who are specialists in a particular area. Training classes are held either on the Company's premises or at the clients' premises, depending upon the client's needs and desires. The Company's clients include major banks, financial institutions and advertising and graphic design firms. The Company has been designated as an Alias Education Partner for East coast, is an Apple Training Alliance Partner and an authorized training center for Netscape, Adobe, Quark, Macromedia, and Microsoft.

During the first quarter of fiscal 1997, an arrangement was entered into with Pratt Institute, a New York City College specializing in the field of Graphic Arts, to provide classroom facilities on a contract basis.

Revenues from training for the first quarter of the current fiscal year were in excess of $70,000. However, the Company expects that this amount will increase substantially over the next three-quarters.

Interactive Media

The Interactive media division of the Company has focused its efforts on interactive development, and 2-D and 3-D animation, including motion capture. It recently completed a Dennis the Menace segment for Room Plus, a regional furniture manufacturer and retailer, which combined live action and 2-D animation. Recent projects also include the development of interactive computer-based training modules for Prudential Corporation for distribution on CD ROM. The Company has limited its efforts in the web design area, and in doing so reduced its full time staff in the area by 50%. The Company is now aggressively pursuing the interactive development and animation capture markets.

                                Page - 7 -


             REVENUES FOR THE THREE MONTH PERIODS ENDED
               December 31, 1996 and December 31, 1995

Consolidated revenues for the three months ended December 31, 1996, compared to the same period in 1995, increased approximately 53% from approximately $2.4 million to approximately $3.7 million. This increase was due to an increase in every aspect of the Company's business.

The Company intends to focus its future operations primarily in the areas of Internet related activities, the development of its CD ROM and 3-D animation operations and training programs, and is looking toward a substantial increase in revenues from such operations.


             COST OF REVENUES FOR THE THREE MONTH PERIODS ENDED
                   December 31, 1996 and December 31, 1995

Cost of Revenues for the three months ended December 31, 1996 were approximately $2.8 million, or approximately 77% of revenues, as compared to $2 million or approximately 83% of revenues for the comparable period in fiscal 1996. The increase in gross profit margin was due to the fact that an increased percentage of sales came from sales of services (which generated higher profit margins) rather than sales of products. In addition, product sales of more sophisticated computer systems which required greater pre-sales and after market customer assistance, and therefore generated higher profit margins, increased.


              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE
                           THREE MONTH PERIODS ENDED
                    December  31, 1996 and December 31, 1995

For the three months ended December 31, 1996, Selling, General and Administrative expenses increased from approximately $521,000 (or 21% of Revenues) to approximately $1.4 million (or 39% of Revenues). This increase was due primarily to an increase in payroll resulting from: (a) hiring engineers to complete system development and sales people to market the systems which have not reached their revenue generation potential; (b) the promotion by the Company of its Shared Direct Access Internet program; and
(c) the re-focusing and development of its graphic arts related business.
The Company anticipates that revenues from sales of its expanded product line, and Shared Direct Access Internet connections will continue to increase as a percentage of its Revenues. However, the Company expects to continue to show losses until such time as it receives greater marketplace recognition for its products and services. In the interim, commencing in January, 1997, the Company has commenced an internal cost cutting programming. Specifically, it has consolidated all of its operations at 295 Lafayette Street, New York, New York and surrendered its premises at 611 Broadway, New York, New York. This was made possible by the exercise by the Company of an option to acquire additional space at its corporate headquarters at a price of $4.00 per square foot. The Company has also begun to streamline some of its operations and has suspended its Internet Wired program.

                                Page - 8 -


                  NET LOSS FOR THE THREE MONTH PERIODS ENDED
                    December 31, 1996 and December 31, 1995

For the three month period ended December 31, 1996, the Company incurred a net loss of approximately $681,000 compared to a net loss of approximately $191,000 for the corresponding three month period ending December 31, 1995. The Company expects to continue to suffer losses for the next two quarters.


LIQUIDITY AND CAPITAL RESOURCES.

The Company (through its NAFT subsidiary) presently has approximately
$3.0 million available to it pursuant to a Revolving Credit Agreement
(to finance its accounts receivable and inventory) with NationsCredit ("Nations"). As of December 31, 1996, the Company had a net outstanding of approximately $1.2 million under this agreement. Such obligation is secured by a continuing security interest in substantially all of the assets of the Company. The borrowings bear interest at the prime rate plus 1.5%. Pursuant to the terms of these agreements, NAFT is required to maintain certain liquidity ratios which the Company is currently maintaining.

The Company had a negative cash flow of approximately $1.3 million for the
three months ended December 31, 1996.   This resulted in part from a cash
loss in operations of approximately $500,000, the increase in accounts receivable of approximately $1.3 million, offset in part, by the increase in accounts payable of approximately $500,000. In addition, the purchase of property and equipment of approximately $700,000 was offset by the net proceeds of short term borrowings of approximately $800,000. In total, operations generated a negative cash flow of $966,832.

Due to the Company's negative cash flow from operations and past and future expenditures under its aggressive program of capital expenditures, the Company must either increase its borrowings under its NationsCredit line of credit, and/or raise additional equity or loan capital from outside sources. There can be no assurance that the Company could successfully raise such additional capital.

Forward Looking Statements

The foregoing Management Discussion and analysis contains certain forward looking statements. Due to the fact that the Company faces intense competition in a business characterized by rapidly changing technology, actual results and outcomes may differ materially from any such forward looking statements. Future results of operations are, in general, difficult to forecast due to the fast moving pace of the industry.

                                Page - 9 -


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

Bell Technology Group Ltd.

Date:  February 12, 1997  	By:  /s /  Marc H. Bell
				-------------------------------------
				Marc H. Bell, President & CEO


Date:  February 12, 1997  	By: /s /  Robert B. Bell
				-------------------------------------
				Robert B. Bell, Exec.Vice President & CFO



                               Page - 10 -