Form 10KSB/A
period 1996-09-30
BELL TECHNOLOGY GROUP LTD
filed 1997-05-06
CIK 1003111

FORM 10-KSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   [X]        AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the Fiscal Year Ended       September 30, 1996

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to

                           COMMISSION FILE NO. 1-14168

                           BELL TECHNOLOGY GROUP LTD.
             (Exact name of registrant as specified in its Charter)

                                    DELAWARE
                            (State of Incorporation)

                                   13-3781263
                     (I.R.S. Employer Identification Number)

               295 Lafayette Street, 3rd Floor, New York, New York
                    (Address of Principal Executive Offices)

                                      10012
                                   (Zip Code)

                                 (212) 334-8600
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year if changed since last report)


Indicate by a check mark whether the registrant: (1) has filed all annual, quarterly and other reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                            YES      X               NO _______

                                     PART I

Item 1.           Business

         (a) General Development of Business. The Company was originally incorporated in the state of New York in 1989 by Marc H. Bell as NAFT International Ltd. ("NAFT"). In July 1993, Mr. Bell formed Stellar Graphics Corp. (now called Bluestreak Digital, Inc.,). In July 1994, the assets and liabilities of NAFT and Stellar Graphics were acquired by PFM Technologies Corporation ("PFMT") in a tax-free exchange of common stock. In July 1994, the Company received a private financing from Harpoon Holdings Ltd. ("Harpoon"), a British Virgin Islands corporation wholly-owned by Tsuyoshi Shiraishi, a director of the Company, pursuant to which Harpoon became a principal stockholder of the Company. Under the terms of such financing, the Company received from Harpoon the sum of $500,000, $300,000 of which was evidenced by a seven-year fully subordinated, non-interest bearing promissory note (the "Subordinated Note"), and $200,000 of which was used to purchase 50% of the Company's Common Stock. Of the $200,000 contributed to equity, $198,000 was characterized as additional paid-in capital, and $2,000 was characterized as capital stock. The amount due under the Subordinated Note was subsequently reduced to $287,000 after a payment by the Company. The Subordinated Note was repaid from the proceeds of the initial public offering. The 1994 Financing allowed the Company to increase its borrowing capability, expand its sales capacity and finance additional working capital. In September 1995, the Company was reincorporated by merger into Bell Technology Group Ltd., a Delaware corporation.

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

         (b) Narrative Description of Business

                  (1)      General

         Bell Technology Group Ltd., a Delaware corporation (the "Company") operates through two principal "Operating Segments", consisting of:

                           a) Computer Product and Service Sales consisting of the sale of computer hardware, software, networking (LAN and WAN), computer hardware and software repairs and maintenance and other product and service sales.

                           b) Internet Operations consisting of Web design, Web hosting, training, CD ROM design and preparation, consulting and sales of related products and services.

         The Company commenced its Internet operations in the second half of the fiscal period ended September 30, 1995. For fiscal 1995 Internet Operations did not have sufficient Gross Revenues, Operating Income/Loss, or Identifiable Assets to require reporting on a segment basis.

         For the fiscal year ended September 30, 1996 operating results on a segment basis were:

==========================================================================================================
SALES TO UNAFFILIATED CUSTOMERS
----------------------------------------------------------------------------------------------------------
                                    Computer Product and Service Sales                        $9,732,322
----------------------------------------------------------------------------------------------------------
                                                   Internet Operations                          $641,342
----------------------------------------------------------------------------------------------------------
OPERATING LOSS
----------------------------------------------------------------------------------------------------------
                                    Computer Product and Service Sales                          $267,482
----------------------------------------------------------------------------------------------------------
                                                   Internet Operations                          $359,751
----------------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
----------------------------------------------------------------------------------------------------------
                                    Computer Product and Service Sales                        $3,442,760
----------------------------------------------------------------------------------------------------------
                                                   Internet Operations                        $1,132,253
==========================================================================================================

The Company has four principal subsidiaries:

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

                  During the current fiscal year, the Company has spent over $1 million building a state-of-the-art network operations center (NOC) at it's new location. The 2,000 square foot NOC offers customers the ultimate in network connectivity. Connected to three Tier I Internet carriers via redundant fiber optics, and providing connectivity to leased line clients via an OCR-48 on the NYNEX SONET ring, PFM is poised to service the most demanding companies in New York City. Additionally, the PFM NOC offers lockable cabinet co- location services for those clients focused on Internet publishing on the World Wide Web.

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

                  (3)       Product Sales

         The Company has been shifting its emphasis from the sale of low margin products with intense price competition to higher-end, higher margin hardware products such as Silicon Graphics, Integraph, Sun Microsystems, Cisco, Compaq servers, and software products such as SoftImage, Alias/Wavefront, and Avid. These products are generally not purchased through mail order (as are Compaq and Apple products, for example) and require a higher level of sales effort and after- market support such as training. The Company has continued its original program of moving away from the more competitive computer sales market into the area of Internet focused computer solutions.

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

         Revenues increased from $8,738,410 in fiscal 1995 to $10,363,664 in fiscal 1996 because of the longer fiscal year. In the fiscal year ended September 30, 1995, revenues from Internet operations were small, and no other segment of the Company's business accounted for 10% of Gross Revenues, Operating Income/Loss and Identifiable Assets of the Company. While the Company's actual revenues are not steady on a month by month basis, for comparison purposes only, average monthly revenues in fiscal 1996 were approximately $864,000 as contrasted with average monthly revenues in fiscal 1995 of approximately $971,000. This decline is due to a substantial reduction in the sales of Apple computer products which produced large sales numbers because of the price of the products being sold. The Company is replacing these sales in part with sales of other products and with Internet related sales, training and service. The Company anticipates that, in the future, a greater percentage of revenues will result from Internet related sales which have higher gross profit margins.

         Cost of Revenues remained constant from fiscal 1995 to fiscal 1996 at approximately 82%. However, gross profit margins for the 3 and 9 month periods ended June 30, 1996 were 23% and 20%, respectively. The gross profit margin for the 3 month period ended September 30, 1996 was 7%. The fourth quarter results of operations were negatively impacted by a number of events and adjustments, all of which adversely impacted gross margins. In particular, (a) the Company reflected a reclassification of approximately $100,000 from selling, general and administration to cost of revenue to more accurately reflect direct expenses of the Internet operations; (b) established a reserve of $90,000 for returned merchandise allowances primarily with Apple Computer Company, because of the Company's de- emphasis of its business with Apple and the Company's assessment of Apple's financial situation; and (c) various year-end adjustments of approximately $100,000. In addition, the Company relocated its operations in the fourth quarter of fiscal 1996, which adversely impacted revenues and gross profit margins.

         Approximately $220,000 of the Company's loss before taxes in 1996 was due to depreciation and $257,000 was due to the write-off of Debt Issuance Costs related to a debt incurred prior to the initial public offering. The balance of the loss (in the amount of

$1,416,480) can be traced directly to Selling, General and Administrative costs. Within this category, a substantial portion of such costs were related to payroll. The monthly payroll of the Company increased from $162,233 for the month of October 1995 to $308,115 for the month of October 1996. In the Company's Form 10-KSB filed January 13, 1997 the Company attributed the increase in payroll to the hiring of additional sales staff, engineering staff and technicians working in the Internet sales and engineering departments of the Company. More particularly stated: This increase in payroll was primarily for corporate administrative personnel and sales personnel, technicians and engineers in all areas of operations. A portion of the Internet engineering payroll ($130,000) was capitalized. In the initial phases of operation, such increased payroll resulted in no significant revenue. This negative trend continued in the fourth quarter so that selling, general and administrative costs as a percentage of revenues increased from approximately 22% in the quarter ended December 31, 1995 to approximately 48% in the quarter ended September 30, 1996. The Computer Product and Service Sales segment in the year ended September 30, 1996 had an operating loss of approximately $267,000. For the nine months ended September 30, 1995, the segment had an operating profit of approximately $71,000. The cost of revenues for Computer Product and Service Sales for both fiscal years was approximately 85%. The reason for the loss in 1996 can be traced to (a) an increase in payroll of approximately $650,000 for the hiring of additional sales staff and computer technicians offset by (b) a decrease in other selling, general and admisistrative expenses of approximately $150,000 and (c) an increase in gross profits of $200,000 based on increased revenues of approximately $1,300,000. As noted above, the Company's focus is shifting toward its Internet operations. The Company believes that the increase in sales staff and technicians in Computer Sales and Service will lead to future business for its complimentary Internet segment.

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

Liquidity and Capital Resources

         At September 30, 1996, the Company had working capital of $3,423,313, as compared to working capital of $179,739 at September 30, 1995. The increase in working capital of $3,243,574 is primarily due to the net proceeds received from the Company's initial public offering, less current operating losses and capital expenditures.

         Cash and cash equivalents increased by approximately

$2,119,644 from September 30, 1995. The increase in cash and cash equivalents is due to the net proceeds received from the Company's initial public offering, less current operating losses and capital expenditures.

         The Company's relocation resulted in significant capital expenditures to establish the Company's state of the art network operations center, construction and outfitting of training facilities including several training rooms and the equipment necessary to provide training to the Company's customers, and the purchase of servers, routers, cabinets, monitors and other equipment necessary to create and expand the equipment necessary to host web sites. The Company anticipates additional expenditures in fiscal 1997 to upgrade its Internet operations by purchasing additional equipment and line capacity, servers, network computers and high-speed telecommunications lines. These expenditures are estimated to be approximately $1,000,000.

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

         In the opinion of management, the Company will be able to finance its business as currently conducted from it's current working capital and the $3,000,000 credit facility with NationsCredit discussed in note 8 to the financial statements. As of December 15, 1996 borrowings under this credit facility have been limited to the purchase of inventory held primarily for sale to customers. As the Company expands, it may seek additional financing alternatives.

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

                           BELL TECHNOLOGY GROUP LTD.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    PAGE
Financial Statements of Bell Technology Group Ltd.
and Subsidiaries
Report of Independent Public Accountants...............................................             F-2
Consolidated Balance Sheets - September 30, 1996 and
September 30, 1995.....................................................................             F-3
Consolidated Statements of Operations - For the year ended September 30, 1996 and the nine months ended
September 30, 1995.....................................................................             F-4
Consolidated Statements of Changes in Stockholders'
Equity - For the year ended September 30, 1996 and
the nine months ended September 30, 1995. .............................................             F-5
Consolidated Statements of Cash Flows - For the year ended September 30, 1996 and the nine months ended
September 30, 1995.....................................................................             F-6
Notes to Consolidated Financial Statements.............................................             F-7 - F16


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

                                   Arthur Andersen LLP



December 23, 1996
New York, New York

                  Bell Technology Group Ltd. and Subsidiaries
                      Consolidated Balance Sheet

                                                                             September 30,                       September 30,
                                Assets                                           1996                                 1995
Current assets:
  Cash and cash equivalents                                                  $ 2,342,011                               222,367
  Accounts receivable, net of allowance for
  doubtful accounts of $64,842 and $11,212
  as of September 30, 1996 and September 30,
  1995, respectively                                                           1,847,918                             1,423,548
  Inventories                                                                    758,353                               843,904
  Prepaid expenses and other current assets                                      195,113                                12,061
                                                                              ----------                            ----------
     Total current assets                                                      5,143,395                             2,501,880
Property and equipment, net                                                    2,151,294                               413,306
Deferred stock offering costs                                                         --                                25,000
Long-term investment                                                             400,000                                    --
Other assets                                                                     115,093                                21,364
                                                                             -----------                           -----------
     Total assets                                                            $ 7,809,782                           $ 2,961,550
                                                                             ===========                           ===========

     Liabilities and Stockholders' Equity

Current liabilities:
  Short term borrowings                                                      $     --                              $   711,952
  Current portion of notes payable                                                39,152                                75,865
  Accounts payable                                                             1,274,197                             1,319,532
  Accrued expenses                                                               240,116                               118,414
  Deferred revenues                                                              166,617                                75,562
  Deferred income taxes                                                               --                                20,816
                                                                              ----------                             ---------
     Total current liabilities                                                 1,720,082                             2,322,141
  Long term note payable, net of current portion                                      --                                47,050
  Note payable - Stockholder                                                          --                               287,000
  Deferred income taxes                                                               --                                 6,562
                                                                              ----------                            ----------
     Total liabilities                                                         1,720,082                             2,662,753
                                                                              ----------                            ----------
  Commitments and contingencies Stockholders' equity :
  Preferred Stock, $.01 par value; 500,000
  shares authorized; no shares issued and
  outstanding                                                                         --                                    --
  Common Stock, $.01 par value; 10,000,000
  shares authorized; 3,083,210 and 1,725,000
  shares issued and outstanding                                                   30,832                                17,250
  Additional paid-in capital                                                   8,033,134                               362,333
  Accumulated deficit                                                         (1,974,266)                              (80,786)
                                                                              ----------                             ----------
     Total stockholders' equity                                                6,089,700                               298,797
                                                                              ----------                             ----------
     Total liabilities and stockholders'
         equity                                                              $ 7,809,782                           $ 2,961,550
                                                                              ==========                             ==========

     The accompanying notes are an integral part of these consolidated balance sheets.

                           Bell Technology Group Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations

                                                                                                            Nine Months
                                                                  Year Ended                                  Ended
                                                              September 30, 1996                        September 30, 1995

 Revenues                                                         $10,373,664                                  $ 8,738,410
Costs and expenses:
  Cost of revenues                                                  8,599,241                                    7,292,232
  Selling, general and administrative                               3,186,718                                    1,212,829
  Depreciation and amortization                                       219,176                                       68,510
  Research and development                                             57,250                                       34,000
                                                                   ----------                                   ----------
     Total costs and expenses                                      12,062,385                                    8,607,571
Net Income (loss) from operations                                  (1,688,721)                                     130,839

  Interest income                                                     121,256                                        --
  Interest expense                                                    (98,520)                                     (72,881)
  Write-off of Debt Issuance Costs                                   (257,391)                                       --
                                                                   ----------                                   ----------
Income (loss) before taxes                                         (1,923,376)                                      57,958


(Benefit from) provision for taxes                                    (29,896)                                      19,099
                                                                   ----------                                   ----------
Net income (loss)                                                $ (1,893,480)                                 $    38,859
                                                                   ==========                                   ==========


Net earnings (loss) per share                                          ($0.72)                                       $0.02


Weighted average shares outstanding                                 2,633,400                                    1,725,000









        The accompanying notes are an integral part of these consolidated statements.

                   Bell Technology Group Ltd. and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity


                                                                Additional                      Total
                                                                 Paid-in      Accumulated     Stockholders
                                    Shares         Amount         Capital       Deficit          Equity

Balance, December 31, 1994         1,725,000        $10,625        $368,958    ($119,645)       $259,938
Adjustment related to the
  merger of PFMT and the                  --          6,625          (6,625)           --             --
Company                                   --             --              --       38,859          38,859
Net income                         _________         ______       _________   ___________      _________
Balance, September 30, 1995        1,725,000         17,250         362,333      (80,786)        298,797
Stock insurance in connection
  with bridge financing               35,710            357         249,643            --        250,000
Proceeds from Initial Public
  Offering, net of expenses
  of $1,602,175                    1,322,500         13,225       7,421,158            --      7,434,383
Net Loss                                  --             --              --   (1,893,480)     (1,893,480)
                                   ---------        -------       ---------  ------------     ----------
Balance, September 30, 1996        3,083,210        $30,832      $8,033,134  ($1,974,266)     $6,089,700
                                   =========        =======      ==========  ============     ==========





        The accompanying notes are an integral part of these consolidated statements.

                   Bell Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                 Nine Months
                                                                      Year Ended                    Ended
                                                                       September                  September
                                                                       30, 1996                    30, 1995
Cash flows from operating activities:
  Net (loss) income                                                   $(1,893,480)               $  38,859
  Adjustments to reconcile net (loss) income
  to net cash used in operating activities
    Depreciation and amortization                                         219,176                   68,510
    Write-off and amortization of debt issuance                           250,000                        0
    (Benefit) for deferred taxes                                          (29,896)                    (838)
    Changes in operating assets and liabilities:
    (Increase) in accounts receivable                                    (424,370)                (111,434)
    Decrease (increase) in inventories                                     85,551                 (422,991)
    (Increase) decrease in prepaid expenses
      and other current assets                                           (183,052)                  4,354
    (Increase) in other assets                                            (68,729)                (31,890)
    (Decrease) increase in accounts payable                               (45,337)                 99,211
    Increase in accrued expenses                                          121,702                   6,347
    (Decrease) in payable due to officers                                  --                      (5,250)
    Increase in deferred revenues                                          91,057                  48,762
                                                                        ---------                  ------

Net cash used in operations                                            (1,877,378)               (306,360)
                                                                       ---------                  -------

Cash flows from investing activities:
  Purchases of property and equipment,
    net of landlord reimbursement                                      (1,954,646)               (149,917)
  Purchase of long-term investment                                       (400,000)                  --
                                                                       ---------                  ----
Net cash used in investing activities                                  (2,354,646)               (149,917)
                                                                       ---------                  -------

 Cash flows from financing activities:
  Net (repayments of) proceeds from
    short term borrowings                                                (711,952)                417,739
  Repayments of stockholder loan                                         (287,000)                (13,000)
  Repayments of notes payable                                             (83,763)                (48,990)
  Proceeds from initial public offering,
    net of offering costs of $1,602,175                                 7,434,383                    --
                                                                        ---------                  -----

Net cash provided by financing activities                               6,351,668                 355,749
                                                                        ---------                 -------

Net increase (decrease) in cash and
  cash equivalents                                                      2,119,644                (100,528)
    Cash and cash equivalents,
      beginning of Period                                                 222,367                 322,895
                                                                        ---------                 -------
    Cash and cash equivalents,
      ending of period                                                 $2,342,011                $222,367
                                                                        =========                 =======
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                   53,887                  60,157
  Cash paid for income taxes                                               12,736                      --
  Noncash investing and financing activities:






    Issuance of common stock in connection
      with bridge financing                                               250,000                      --
    Equipment acquired under capital lease
      obligations                                                           --                      121,422

      The accompanying notes are an integral part of these consolidated statements.

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

OPERATIONS

         The Company's activities presently fall into two main segments. One segment consists of computer products sales, service, network installation and maintenance. The second segment consists of all Internet related activities including Web hosting and interactive CD ROM design and preparation.

SEGMENT INFORMATION

         The following is a summary of segment information for the year ended September 30, 1996. The Company started its Internet operations during the second half of the fiscal period ended September 30, 1995. For the fiscal year ended September 30, 1995 no operating segment of the Company had sufficient Gross Revenues, Operating Income/Loss or Identifiable Assets to require the reporting of results for that period on a Segment basis.

                                                  Computer Product                    Internet
                                                   & Service Sales                  Operations                 Consolidated
Sales to unaffiliated                               $9,732,322                    $641,342                 $10,373,664
Customers
Operating Loss                                         267,482                     359,751                  1,688,721*
Identifiable assets at                               3,442,760                   1,132,253                 7,809,782**
September 30, 1996


* Includes $1,061,488 of unallocated corporate overhead including executive salaries of $389,000 and overhead including rent, payroll charges for administrative staff including accounting, human resources, MIS and other support personnel and professional fees.

** Including corporate assets not allocable to a particular segment of $3,234,769.


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

CONCENTRATIONS OF CASH AND ACCOUNTS RECEIVABLE

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. As of September 30, 1996, the Company had concentrations of cash in a bank in the form of demand deposits and money market accounts, totaling approximately $2,103,416. The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. The Company primarily operates in the New York City metropolitan area.

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

                                                            September            September
                                                            30, 1996             30, 1996


Leasehold improvements.............................         $  510,057            $43,935
Computer and network
equipment..........................................          1,862,416            520,805
Furniture and delivery
equipment..........................................            193,054             40,312
Less Accumulated
depreciation.......................................           (414,233)          (191,746)
                                                               -------            -------

Property and equipment, net........................         $2,151,294           $413,306
                                                             =========            =======



                  Included in computer and network equipment is $155,507 of assets held under capital lease obligations at September 30, 1996 and 1995. Also included in computer and network equipment at September 30, 1996 and September 30, 1995 is $184,086 and $28,333, respectively, related to internally developed software costs.

REVENUE RECOGNITION

                  Revenues consist primarily of computer hardware sales, maintenance contracts, Internet access fees, network installation charges and repair fees. Generally, maintenance contracts are for an agreed upon number of hours and are prepaid by customers. Repair fees and maintenance charges are recognized as the service is provided. Payments received in advance of providing services are deferred until the period such services are provided. Equipment sales and installation charges are recognized when installation is completed.

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

RECENT PRONOUNCEMENTS

                  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 121 requires that long-lived assets and certain identifiable intangible assets held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company believes that, as of September 30, 1996, no assets covered by SFAS 121 have been impaired.

                  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 allows companies to account for stock-based compensation to employees under either (i) the new provisions of SFAS 123 or (ii) the provisions of

APB 25 with pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company intends to continue accounting for its stock- based compensation to employees in accordance with the provisions of APB 25. As the Company did not issue options to non-employees, the implementation of SFAS 123 had no impact on the financial position, results of operations and cash flows of the Company.


2.                RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 1996

                  Revenues increased from $8,738,410 in fiscal 1995 to $10,363,664 in fiscal 1996 because of the longer fiscal year. In the fiscal year ended September 30, 1995, revenues from Internet operations were small, and no other segment of the Company's business accounted for 10% of Gross Revenues, Operating Income/Loss and Identifiable Assets of the Company. While the Company's actual revenues are not steady on a month by month basis, for comparison purposes only, average monthly revenues in fiscal 1996 were approximately $864,000 as contrasted with average monthly revenues in fiscal 1995 of approximately $971,000. This decline is due to a substantial reduction in the sales of Apple computer products which produced large sales numbers because of the price of the products being sold. The Company is replacing these sales in part with sales of other products and with Internet related sales, training and service. The Company anticipates that, in the future, a greater percentage of revenues will result from Internet related sales which have higher gross profit margins.

                  Cost of Revenues remained constant from fiscal 1995 to fiscal 1996 at approximately 82%. However, gross profit margins for the 3 and 9 month periods ended June 30, 1996 were 23% and 20%, respectively. The gross profit margin for the 3 month period ended September 30, 1996 was 7%. The fourth quarter results of operations were negatively impacted by a number of events and adjustments, all of which adversely impacted gross margins. In particular, (a) the Company reflected a reclassification of approximately $100,000 from selling, general and administration to cost of revenue to more accurately reflect direct expenses of the Internet operations; (b) established a reserve of $90,000 for returned merchandise allowances primarily with Apple Computer Company, because of the Company's de- emphasis of its business with Apple and the Company's assessment of Apple's financial situation; and (c) various year-end adjustments of approximately $100,000. In addition, the Company relocated its operations in the fourth quarter of fiscal 1996, which adversely impacted revenues and gross profit margins.

                  Approximately $220,000 of the Company's loss before taxes in 1996 was due to depreciation and $257,000 was due to the write-off of Debt Issuance Costs related to a debt incurred prior to the initial public offering. The balance of the loss (in the amount of

$1,416,480) can be traced directly to Selling, General and Administrative costs. Within this category, a substantial portion of such costs were related to payroll. The monthly payroll of the Company increased from $162,233 for the month of October 1995 to $308,115 for the month of October 1996. In the Company's Form 10-KSB filed January 13, 1997 the Company attributed the increase in payroll to the hiring of additional sales staff, engineering staff and technicians working in the Internet sales and engineering departments of the Company. More particularly stated: This increase in payroll was primarily for corporate administrative personnel and sales personnel, technicians and engineers in all areas of operations. A portion of the Internet engineering payroll ($130,000) was capitalized. In the initial phases of operation, such increased payroll resulted in no significant revenue. This negative trend continued in the fourth quarter so that selling, general and administrative costs as a percentage of revenues increased from approximately 22% in the quarter ended December 31, 1995 to approximately 48% in the quarter ended September 30, 1996. The Computer Product and Service Sales segment in the year ended September 30, 1996 had an operating loss of approximately $267,000. For the nine months ended September 30, 1995, the segment had an operating profit of approximately $71,000. The cost of revenues for Computer Product and Service Sales for both fiscal years was approximately 85%. The reason for the loss in 1996 can be traced to (a) an increase in payroll of approximately $650,000 for the hiring of additional sales staff and computer technicians offset by (b) a decrease in other selling, general and administrative expenses of approximately $150,000 and (c) an increase in gross profits of $200,000 based on increased revenues of approximately $1,300,000. As noted above, the Company's focus is shifting toward its Internet operations. The Company believes that the increase in sales staff and technicians in Computer Sales and Service will lead to future business for its complimentary Internet segment.

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


3.                DEBT

                  The Company (through its NAFT subsidiary) has available a total of $1,400,000 pursuant to a Business Financing Agreement and an Agreement for Wholesale Financing with Deutsche Financial Services ("DFSO") to finance its accounts receivable and inventory. On certain inventory purchased from Apple and financed through DFS, Apple pays the finance charges for a thirty day period. As of September 30, 1995 and

1996, the Company had outstanding a total of $377,261 and $1,386,170, respectively, under these agreements, of which $377,261 and $674,218, respectively, represent the portion of the line used for the Wholesale Financing Agreement and are included in accounts payable in the accompanying balance sheet. At September 30, 1996, the Company had not drawn upon the Business Financing Agreement.

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


4.                STOCKHOLDERS' EQUITY AND STOCK OPTIONS

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


5.                COMMITMENTS AND CONTINGENCIES

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

                  In February 1996 the Company entered into a lease for its corporate headquarters effective July 1996. The lease is for eleven years and six months starting with an initial annual base rental of $309,250 escalating to $563,547 in the final year. Under the lease, the landlord is to reimburse the Company $500,000 for leasehold improvements. The Company was required by the terms of the lease to maintain a letter of credit in the amount of $400,000 for the duration of the lease. In order to meet such requirement, the Company maintains a restricted certificate of deposit in the amount of $400,000 which is classified as a long-term investment as of September 30, 1996.

                  Future minimum lease payments under these lease agreements are as follows:

Year Ending
September 30,                                            Operating     Capital

1997..............................................        $  421,160    $ 54,071
1998..............................................           392,548          --
1999..............................................           423,319          --
2000..............................................           447,362          --
2001..............................................           456,309          --
Thereafter........................................         3,240,388          --
  Less:  Amount
  representing interest...........................                --    (14,919)
  Present value of net
  minimum lease payments..........................        $5,381,086    $ 39,152


6.                INCOME TAXES

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

    Income tax (benefit) expense consists of the following:

                                                                                            Nine Months
                                                          Year Ended                           Ended
                                                           September                          September
                                                         30, 1996                             30, 1995
                                                      --------------                     -------------
CURRENT:                                                                                   $  8,410
Federal........................................                 --
State and local................................                 --                           11,527
                                                              ------                         ------
  Total........................................                 --                           19,937
                                                              ------                         ------

DEFERRED:
Federal........................................            $(19,759)                          (398)
                                                                                            ------
State and local................................             (10,137)                          (440)
                                                             ------                         ------
  Total........................................             (29,896)                          (838)
                                                             ------                         ------
  Total........................................             (29,896)                         19,099
                                                             ------                          ------



       The provision for income taxes on historical net income for the year ended September 30, 1996 and the nine months ended September 30, 1995 differs from the amount computed by applying the federal statutory rate due to the following:
                                                                     Nine Months
                                                     Year Ended           Ended
                                                      September       September
                                                      30, 1996         30, 1995
Statutory federal income
tax rate.......................................           (34%)             34%
Effect of federal
graduating tax rate............................              --           (18%)
State and local taxes,
net of federal benefit.........................           (11%)             14%
Other:                                                    ( 1%)              3%
Valuation allowance............................           (44%)              --
                                                        -------         -------
Effective income tax
rate...........................................           ( 2%)             33%
  Total........................................        (29,896)           (838)
                                                        ------           ------
  Total........................................        (29,896)          19,099
                                                        ------           ------

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               September 30,       September 30,
                                                    1996                1995
                                            ------------------------------------

Deferred tax assets
(liabilities):
Tax depreciation and
amortization in excess
of book depreciation
and amortization........................         $(12,920)          $ (6,708)
Income not recognized
due to the change from
the cash to the accrual
method of accounting
for income tax purposes...................          --               (25,828)
Net operating loss
carry forward ............................       733,393               --
Allowance for doubtful
accounts..................................        29,176               5,158

Valuation allowance                             (749,649)              --
                                                 -------              -------

Total net deferred tax
liabilities...............................      $  --               $(27,378)
                                                 -------              ------


7.       EMPLOYMENT AGREEMENT

         In October 1995, the Company entered into an employment agreement with Marc H. Bell which extends for a period of five years, terminating on September 30, 2000. Pursuant to the terms of the agreement, Mr. Bell receives a base salary of $200,000 per year and a bonus equal to 5% of the annual pre-tax net income of the Company in excess of $1 million.

         The Company also entered into employment agreements on October 1, 1995 with two officers of the Company, which extend for a period of two years. Pursuant to the terms of these agreements, annual base salaries totaled $125,000 and $64,000 per annum. In addition to base compensation, the Company intends to reserve at the end of each fiscal year, a sum equal to ten (10%) percent of the consolidated net income of the Company (computed before provision for federal and state income taxes) (the "Bonus Pool"), for allocation among the officers of the Company and certain key employees (including Marc H. Bell) as the Board of Directors of the Company may determine. Marc Bell will receive an amount equal to 5% of the pre-tax income over $1 million (50% of the Bonus Pool) to the extent, if any, that the Bonus Pool exceeds $100,000.

         Because the increases in the officer's base salaries did not become effective until January 1, 1996, the salary expense recognized in the 1996 financial statements for all officers was approximately $330,000, of which $165,000 related to Marc H. Bell.


8.  SUBSEQUENT EVENT

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

                                    SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 1997


                                           BELL TECHNOLOGY GROUP LTD.



                                           By:  /s/ Marc H. Bell
                                                     Marc H. Bell
                                                     President

                Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10KSB/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 28, 1997                         /S/

                                                     Marc H. Bell
                                              President, Chief Executive
                                                 Officer and Director


Date:  April 28, 1997                         /S/

                                                    Robert B. Bell
                                              Executive Vice President,
                                               Chief Financial Officer
                                                       and Director


Date:  April 28, 1997

                                                 Martin Fox, Director


Date:  April 28, 1997

                                                T. Shiraishi, Director


Date:  April 28, 1997                         /S/

                                              Richard Videbeck, Director


Date:  April 28, 1997                         /S/
                                               Alan Levy, Treasurer and
                                               Chief Accounting Officer