Form 10QSB/A
period 1996-12-31
BELL TECHNOLOGY GROUP LTD
filed 1997-05-06
CIK 1003111

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the Quarterly Period Ended        December 31, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_________________ to_______________

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


                    YES     X               NO
                         ----------            ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            3,084,877 shares of Common Stock as of December 31, 1996

Traditional Small Business Disclosure Format (Check One):  Yes [ ]  No [x]

                   Bell Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets


                                                December 31,  September 30,
                                                    1996          1995
                                                (Unaudited)
         Assets

Current assets:
  Cash and cash equivalents                     $ 1,063,889    $ 2,342,011
  Accounts receivable, net of allowance for
  doubtful accounts of $127,842 and $64,842
  as of December 31, 1996 and September 30,
  1996, respectively                              3,125,395      1,847,918
  Inventories                                     1,005,581        758,353
  Prepaid expenses and other current assets         127,334        195,113
                                                 ----------     ----------
     Total current assets                         5,322,199      5,143,395
Property and equipment, net                       2,686,098      2,151,294
Long-term investment                                400,000        400,000
Other assets                                         71,196        115,093
                                                 ----------     ----------
     Total assets                               $ 8,479,493    $ 7,809,782
                                                 ==========     ==========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Short term borrowings                         $   779,392    $      --
  Current portion of notes payable                   27,351         39,152
  Accounts payable                                1,794,594      1,274,197
  Accrued expenses                                  258,257        240,116
  Deferred revenues                                 199,343        166,617
                                                 ----------     ----------
     Total current liabilities                    3,058,937      1,720,082
                                                 ----------     ----------

  Commitments and Contingencies

Stockholders' equity :
  Preferred Stock, $.01 par value; 500,000
  shares authorized; no shares issued and
  outstanding                                          --            --
  Common Stock, $.01 par value; 10,000,000
  shares authorized; 3,084,877 and 3,083,210
  shares issued and outstanding                      30,849         30,832
  Additional paid-in capital                      8,044,779      8,033,134
  Accumulated deficit                            (2,655,072)    (1,974,266)
                                                 ----------     ----------
     Total stockholders' equity                   5,420,556      6,089,700
                                                 ----------     ----------
     Total liabilities and stockholders'
        equity                                  $ 8,479,493    $ 7,809,782
                                                 ==========     ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                           Bell Technology Group Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                       December 31,
                                                    1996           1995

Revenues                                        $ 3,696,399    $ 2,422,261
Costs and expenses:
  Cost of revenues                                2,835,316      2,013,240
  Selling, general and administrative             1,444,795        520,987
  Depreciation and amortization (net of
    $45,016 included in cost of revenues)           111,450         54,245
                                                 ----------     ----------

     Total costs and expenses                     4,391,561      2,588,472
                                                 ----------     ----------

Loss from operations                               (695,162)      (166,211)

  Interest income                                    18,055          --
  Interest expense                                   (3,699)       (24,417)
                                                 ----------     ----------

Loss before taxes                                  (680,806)      (190,628)


(Benefit from) provision for taxes                     --             --
                                                 ----------     --------

Net loss                                         $ (680,806)    $ (190,628)
                                                  =========      =========



Net loss per share                                   ($0.22)        ($0.11)


Weighted average shares outstanding               3,084,339      1,742,855





     The accompanying notes are an integral part of these consolidated statements.

                   Bell Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                     Three Months Ended
                                                         December 31,
                                                       1996         1995
Cash flows from operating activities:
  Net loss                                          $(680,806)   $ (190,628)
  Adjustments to reconcile net (loss) income
  to net cash used in operating activities
    Depreciation and amortization                     156,466        54,245
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable     (1,277,477)      225,485
    (Increase) in inventories                        (247,228)     (128,226)
    Decrease (increase) in prepaid expenses
       and other current assets                        67,779        (8,244)
    Decrease (increase) in other assets                43,897       (12,844)
    Increase in accounts payable                      520,397        85,709
    Increase (decrease) in accrued expenses            29,803       (15,842)
    Increase (decrease) in deferred revenues           32,726       (19,596)
                                                   ----------     ---------
Net cash used in operations                        (1,354,443)       (9,941)
                                                   ----------     ---------

Cash flows from investing activities:
  Purchases of property and equipment,
    net of landlord reimbursement                    (691,270)      (59,363)
                                                   ----------     ---------
Net cash used in investing activities                (691,270)      (59,363)
                                                   ----------     ---------

Cash flows from financing activities:
  Net proceeds from short term borrowings             779,392        20,052
  Repayments of notes payable                         (11,801)      (27,813)
  Proceeds from bridge financing                        --          250,000
  Payment of debt issuance and stock
    offering costs                                      --         (113,404)
                                                   ----------     ---------
Net cash provided by financing activities             767,591       128,835
                                                   ----------     ---------

Net increase (decrease) in cash and
  cash equivalents                                 (1,278,122)       59,531
    Cash and cash equivalents,
      beginning of period                           2,342,011       222,367
                                                   ----------     ---------

    Cash and cash equivalents,
      end of period                               $ 1,063,889    $  281,898
                                                   ==========     =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  395        25,041

  Noncash investing and financing activities:
    Issuance of common stock in connection
      with bridge financing                             --          250,000

The accompanying notes are an integral part of these consolidated statements

                           BELL TECHNOLOGY GROUP LTD.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of December 31, 1996 and 1995 and statements of operations and statements of cash flows for the three months ended December 31, 1996 and 1995 have been prepared by Bell Technology Group Ltd. (the "Company") without audit. All material inter-company accounts and transactions have been eliminated. The consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB/A on file with the Securities and Exchange Commission. Results of operations for the three month period are not necessarily indicative of the operating results for the full year.Interim statements are prepared on a basis consistent with year end statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.


2. REVOLVING CREDIT AGREEMENT

The Company (through its NAFT subsidiary) presently has approximately $3.0 million available to it pursuant to a Revolving Credit Agreement (to finance its accounts receivable and inventory) with NationsCredit ("Nations"). As of December 31, 1996, the Company had a net outstanding of approximately $1.2 million under this agreement. Such obligation is secured by a continuing security interest in substantially all of the assets of the Company. The borrowings bear interest at the prime rate plus 1.75%. Pursuant to the terms of these agreements, NAFT is required to maintain certain liquidity ratios which the Company is currently maintaining (a) tangible net worth plus indebtedness subordinated to amounts owed to Nations, less prepaid expenses, officer/employee receivables and other intangible assets of not less than $1.4 million at the end of each fiscal quarter, and (b) a ratio of total liabilities to tangible net worth of no greater than 2.5 to 1 at the end of each fiscal quarter. As of December 31, 1996, NAFT had a tangible net worth of approximately $2,000,000 and a ratio of total liabilities to tangible net worth of 1.1 to 1, therefore keeping the Company in compliance with all requirements. While the Credit Agreement give Nations the right to demand repayment if it deems itself "insecure," Nations has given the Company no indication that it is considering utilizing this provision. Furthermore, incurring losses as the Company builds its new businesses was anticipated in setting its covenants with Nations in October, 1996 and the Company deems its relationship with Nations to be normal.

3. COMMITMENTS AND CONTINGENCIES

In February 1996 the Company entered into a lease for its corporate headquarters effective July 1996. The lease is for eleven years and six months starting with an initial annual base rental of $309,250 escalating to $563,547 in the final year. Under the lease, the landlord is to reimburse the Company $500,000 for leasehold improvements. As of December 31, 1996 $50,000 has been recorded as Due from landlord. The Company was required by the terms of the lease to maintain a letter of credit in the amount of $400,000 for the duration of the lease. In order to meet such requirement, the Company maintains a restricted certificate of deposit in the amount of $400,000, which is classified as a long-term investment as of December 31, and September 30, 1996.


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


LIQUIDITY AND CAPITAL RESOURCES.

The Company (through its NAFT subsidiary) presently has approximately $3.0 million available to it pursuant to a Revolving Credit Agreement (to finance its accounts receivable and inventory) with NationsCredit ("Nations"). As of December 31, 1996, the Company had a net outstanding of approximately $1.2 million under this agreement. Such obligation is secured by a continuing security interest in substantially all of the assets of the Company. The borrowings bear interest at the prime rate plus 1.75%. Pursuant to the terms of these agreements, NAFT is required to maintain (a) tangible net worth plus indebtedness subordinated to amounts owed to Nations, less prepaid expenses, officer/employee receivables and other intangible assets of not less than $1.4 million at the end of each fiscal quarter, and (b) a ratio of total liabilities to tangible net worth of no greater than 2.5 to 1 at the end of each fiscal quarter. As of December 31, 1996, NAFT had a tangible net worth of approximately $2,000,000 and a ratio of total liabilities to tangible net worth of 1.1 to 1, therefore keeping the Company in compliance with all requirements. While the Credit Agreement give Nations the right to demand repayment if it deems itself "insecure," Nations has given the Company no indication that it is considering utilizing this provision. Furthermore, incurring losses as the Company builds its new businesses was anticipated in setting its covenants with Nations in October, 1996 and the Company deems its relationship with Nations to be normal.

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

The ratio of period-end accounts receivable to sales for the quarter then- ended increased from .58 at June 30, 1996 to .76 at September 30, 1996 to .85 at December 31, 1996. The Company believes that this change was caused by a number of factors. In any given month, the Company's typical sales transaction will exceed $10,000 and a significant number of transactions will exceed $50,000. Consequently, the timing of the collection of the accounts receivable generated can have a disproportionate effect on the ratio of accounts receivable to sales. The flow of sales during a quarter also had an impact on this ratio in that sales in the earlier part of the quarter ended June 30, 1996 were somewhat higher than later in the quarter. Consequently, there was a longer period of time to collect the accounts receivable generated. Sales in the quarters ended September 30, 1996 and December 31, 1996 were somewhat more even or skewed to the later part of the quarter. In addition, the Company believes that collections slowed somewhat during the period because sales and the number of customers increased while the number of employees engaged in collection activity remained relatively stable. This was exacerbated by the disruptive effect of the Company's relocation. However, the Company does not believe there are any known factors which create a material uncertainty over the recovery of the accounts receivable net of the reserves which have been established.

The variances in the Statements of Cash Flows between the quarter ended December 31, 1996 and the quarter ended December 31, 1995 are a reflection of the development of the Company during 1996, which is discussed above, and the Company's initial public offering which closed in the second quarter of fiscal 1996 and the aggressive expansion program which followed. The significant increase in capital expenditures is due to the Company's continuing focus on the development of its Internet related activities which included the purchase of servers, routers, cabinets, monitors and other equipment necessary to create and expand the equipment used to host web sites.

Due to the Company's negative cash flow from operations and past and future expenditures under its aggressive program of capital expenditures, the Company anticipates negative cash flow from operations to continue for the next two quarters. While the Company does not anticipate failing to comply with the financial covenants discussed above, it must either increase its borrowings under its Nations line of credit, and/or raise additional equity or loan capital from outside sources. There can be no assurance that the Company could successfully raise such additional capital.

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

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 1997


BELL TECHNOLOGY GROUP LTD.



By:/s/ Robert B. Bell
   --------------------------
         Robert B. Bell
     Executive Vice President
    and Chief Financial Officer