Form 10QSB
period 1997-03-31
BELL TECHNOLOGY GROUP LTD
filed 1997-05-15
CIK 1003111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: March 31, 1997

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from _________ to _________

            Commission file number 1-14168

                           Bell Technology Group Ltd.
        (Exact name of small business issuer as specified in its charter)

            Delaware
      (State or other jurisdiction of incorporation or organization)

            13-3781263
      (IRS Employer Identification No.)

            295 Lafayette Street, 3rd. Floor, New York, NY  10012
      (Address of principal executive offices)

            (212) 334-8500
      (Issuer's telephone number)


      (Former name, former address and former fiscal year, if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date:

 ** 3,044,451 shares of Common Stock as of March 31, 1997

Transitional Small Business Disclosure Format (Check One):  Yes |_|   No |X|

                           Bell Technology Group Ltd.
                                and Subsidiaries

    Table of Contents

                                                                       Page No.
PART  I -  FINANCIAL INFORMATION

  Item  1.  Consolidated Balance Sheet as of March 31, 1997 and
               September 30, 1996                                         2

            Consolidated Statements of Operations
               For the Three Months Ended March 31, 1997 and 1996         3

            Consolidated Statements of Operations
               For the Six Months Ended March 31, 1997 and 1996           4

            Consolidated Statements of Cash Flows
               For the Six Months Ended March 31, 1997 and 1996           5

            Notes to Consolidated Financial Statements                    6-7

  Item  2.  Management's Discussion and Analysis of Financial Condition   8-12
               and Results of Operations

PART  II -  OTHER INFORMATION                                             13

                   Bell Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                       March 31,      Sept 30,
                        Assets                           1997           1996
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                           $ 1,207,305   $ 2,342,011

  Accounts receivable, net of allowance for
   doubtful accounts of $151,676 and $64,843
   as of March 31, 1997 and September 30, 1996,
   respectively                                         3,910,353     1,847,918
  Inventories                                             799,073       758,353
  Prepaid expenses and other current assets               121,838       195,113
                                                      -----------   -----------
     Total current assets                               6,038,569     5,143,395
Property and equipment, net                             3,076,870     2,151,294
Long-term investment                                      400,000       400,000
Other assets                                              107,425       115,093
                                                      -----------   -----------
     Total assets                                     $ 9,622,864   $ 7,809,782
                                                      ===========   ===========

          Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings                               $ 1,526,062   $      --
  Current portion of notes payable                         81,771        39,152
  Accounts payable                                      2,276,795     1,274,197
  Accrued expenses                                        208,823       240,116
  Deferred revenues                                       210,869       166,617
                                                      -----------   -----------
     Total current liabilities                          4,304,320     1,720,082
                                                      -----------   -----------

  Notes payable, less current portion                     337,092          --
                                                      -----------   -----------
     Total liabilities                                  4,641,412     1,720,082
                                                      -----------   -----------

  Commitments and contingencies

Stockholders' equity :
  Preferred Stock, $.01 par value; 500,000
  shares authorized; no shares issued and
  outstanding                                                --            --
  Common Stock, $.01 par value; 10,000,000
  shares authorized; 3,044,451 and 3,040,352
  shares issued and outstanding                            30,445        30,404
  Additional paid-in capital                            7,999,281     8,033,562
  Accumulated deficit                                  (3,048,274)   (1,974,266)
                                                      -----------   -----------
     Total stockholders' equity                         4,981,452     6,089,700
                                                      -----------   -----------
     Total liabilities and stockholders'
        equity                                        $ 9,622,864   $ 7,809,782
                                                      ===========   ===========

      The accompanying notes are an integral part of these consolidated balance sheets.


                                   Page - 2 -

                           Bell Technology Group Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                        1997            1996

Revenues                                            $ 5,229,452     $ 2,342,616
Costs and expenses:
  Cost of revenues                                    4,150,593       1,877,463
  Selling, general and administrative                 1,392,533         605,720
  Depreciation and amortization (net of
    $48,783 included in cost of revenues
     for the three months ended March 31, 1997)          90,841          37,436
                                                    -----------     -----------
     Total costs and expenses                         5,633,967       2,520,619
                                                    -----------     -----------
Loss from operations                                   (404,515)       (178,003)

  Interest income (expense), net                         11,313           4,856
  Write-off of debt issuance costs                         --          (256,351)
                                                    -----------     -----------
Loss before taxes                                      (393,202)       (429,498)

Provision for taxes                                        --              --
                                                    -----------     -----------
Net loss                                            $  (393,202)    $  (429,498)
                                                    ===========     ===========

Net loss per share                                  ($     0.13)    ($     0.16)

Weighted average shares outstanding                   3,043,280       2,605,483

      The accompanying notes are an integral part of these consolidated statements.


                                   Page - 3 -

                           Bell Technology Group Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                         Six Months Ended
                                                             March 31,
                                                        1997           1996

Revenues                                            $  8,925,851    $ 4,764,877
Costs and expenses:
  Cost of revenues                                     6,940,893      3,890,703
  Selling, general and administrative                  2,882,344      1,126,707
  Depreciation and amortization (net of
    $93,799 included in cost of revenues
    for the six months ended March 31, 1997)             202,291         67,181
                                                    ------------    -----------
     Total costs and expenses                         10,025,528      5,084,591
                                                    ------------    -----------
Loss from operations                                  (1,099,677)      (319,714)

  Interest income (expense), net                          25,669        (44,061)
  Write-off of debt issuance costs                          --         (256,351)
                                                    ------------    -----------
Loss before taxes                                     (1,074,008)      (620,126)


Provision for taxes                                         --             --
                                                    ------------    -----------
Net loss                                            $ (1,074,008)   $  (620,126)
                                                    ============    ===========

Net loss per share                                  ($      0.35)   ($     0.28)

Weighted average shares outstanding                    3,042,248      2,176,097

      The accompanying notes are an integral part of these consolidated statements.


                                   Page - 4 -

                   Bell Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended
                                                               March 31,
                                                         1997           1996
Cash flows from operating activities:
  Net loss                                           $(1,074,008)   $  (620,126)
  Adjustments to reconcile net (loss)
  to net cash used in operating activities
    Depreciation and amortization                        296,090         67,181
    Provision for bad debts                               86,833           --
     Write off of amortization of debt
      issuance costs                                        --          293,500
    Provision for deferred taxes                            --             (327)
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable                 (2,149,268)       (31,884)
    Decrease (increase) in inventories                   (40,720)       267,113
    Decrease (increase) in prepaid expenses
       and other current assets                           73,275        (43,183)
    Decrease (increase) in other assets                    7,668        (68,442)
    Increase (decrease) in accounts payable            1,002,598       (904,153)
    (Decrease) in accrued expenses                       (31,293)       (23,754)
    Increase in deferred revenues                         44,252         13,239
                                                     -----------    -----------
Net cash used in operations                           (1,784,573)    (1,050,836)
                                                     -----------    -----------
Cash flows from investing activities:
  Purchases of property and equipment,
    net of landlord reimbursement                     (1,221,666)      (205,658)
                                                     -----------    -----------
Net cash used in investing activities                 (1,221,666)      (205,658)
                                                     -----------    -----------
Cash flows from financing activities:
  Net proceeds from short term borrowings              1,526,062       (711,952)
  Net proceeds of notes payable                          321,711       (332,782)
  Proceeds initial public offering, net of
    offering costs of $1,602,175                            --        7,412,819
  Proceeds from exercise of stock options                 23,760           --

                                                     -----------    -----------
Net cash provided by financing activities              1,871,533      6,368,085
                                                     -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                    (1,134,706)     5,111,591
    Cash and cash equivalents,
          beginning of period                          2,342,011        222,367

                                                     -----------    -----------
Cash and cash equivalents,
  end of period                                      $ 1,207,305    $ 5,333,958
                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated statements
Page

                           BELL TECHNOLOGY GROUP LTD.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of March 31, 1997, statements of operations for the three and six months ended March 31, 1997 and 1996 and the statements of cash flows for the six months ended March 31, 1997 and 1996 have been prepared by Bell Technology Group Ltd. (the "Company") without audit. All material inter-company accounts and transactions have been eliminated. The consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB/A on file with the Securities and Exchange Commission. Results of operations for the three month and six month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2.    REVOLVING CREDIT AGREEMENT

The Company (through its NAFT subsidiary with a guaranty of the Company) presently has approximately $3.0 million available to it pursuant to a Revolving Credit Agreement (to finance its accounts receivable and inventory) with NationsCredit ("Nations"). As of March 31, 1997, the Company had a net outstanding of approximately $1.9 million under this agreement. Such obligation is secured by a continuing security interest in substantially all of the assets of the Company. The borrowings bear interest at the prime rate plus 1.75%. Pursuant to the terms of these agreements, NAFT is required to maintain certain liquidity ratios which the Company is currently maintaining (a) tangible net worth plus indebtedness subordinated to amounts owed to Nations, less prepaid expenses, officer/employee receivables and other intangible assets of not less than $1.4 million at the end of each fiscal quarter, and (b) a ratio of total liabilities to tangible net worth of no greater than 2.5 to 1 at the end of each fiscal quarter. As of March 31, 1997, NAFT had a tangible net worth of approximately $2,608,000 and a ratio of total liabilities to tangible net worth of 1.3 to 1, therefore keeping the Company in compliance with all requirements. While the Credit Agreement gives Nations the right to demand repayment if it deems itself "insecure," Nations has given the Company no indication that it is considering utilizing this provision. Furthermore, incurring losses as the Company builds its new businesses was anticipated in setting its covenants with Nations in October, 1996 and the Company deems its relationship with Nations to be normal.


                                   Page - 6 -

3.     NOTES PAYABLE

The Company has entered into leases for various items of its office furniture and equipment as well as for its telephone system. The terms on the leases call for monthly payments of approximately $8,300 per month for 60 months. The office furniture and equipment lease commenced in January, 1997. The telephone equipment lease will commence when certain performance guaranties are met.

4.    COMMITMENTS AND CONTINGENCIES

In February 1996 the Company entered into a lease for its corporate headquarters effective July 1996. The lease is for eleven years and six months starting with an initial annual base rental of $309,250 escalating to $563,547 in the final year. Under the lease, the landlord is to reimburse the Company $500,000 for leasehold improvements. As of March 31, 1997 approximately $450,000 has been received from the landlord and $50,000 has been recorded as Due from landlord. The Company was required by the terms of the lease to maintain a letter of credit in the amount of $400,000 for the duration of the lease. To secure its obligation to meet such requirement, the Company has pledged a certificate of deposit in the amount of $400,000. This amount is included in "Long-term investments" on the Company's consolidated balance sheet at March 31, 1997 and September 30, 1996. Under the terms of such lease, $75,000 of the letter of credit and accompanying certificate of deposit will be released in July 1998, and an additional $75,000 will be released in July 1999 and $150,000 of the letter of credit will be released in July 2000, if the Company is not in default under the terms of the lease.


                                   Page - 7 -

PART I  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General
The Company is a diversified, full service Internet solutions company and computer systems integrator, providing a wide range of commercial Internet and Intranet products, services and solutions. In addition, the Company provides pre-press, video and 3-D animation, and motion capture solutions to its commercial clients. The Company's goal is to become a business-to-business, one-stop provider of all things related to the Internet, whose business is based upon on-going, long term, broad based relationships with its customers.

Post Public Offering Activity

During the 12 month period following the completion of its public offering, the Company has followed its stated plan and objective of reducing its dependency on the sale of Apple products, while increasing its Internet related sales and service activities. While the Company was changing its product mix, it made substantial progress in the development of its technical resources necessary for the delivery of Internet services. Hosting services were brought on premises and the Company's engineering and technical staff was expanded.

Internet Operations.

Following the Company's initial public offering (January 24, 1996), the Company hired a staff of Internet engineers, technicians, programming specialists and sales personnel to work on developing its Internet network and support facility. During the past 12 months, the Company has substantially completed the basic engineering and programming activities necessary to provide dedicated Internet access, web hosting services and Internet consulting and facilitation services. The Company has now begun to aggressively market its Internet services and capabilities. Revenues from Internet related activities such as web design and interactive development, have been steadily increasing.


                                   Page - 8 -

Among the agreements which the Company has entered into regarding the providing of Internet related sales of services and products are agreements with MSNBC Business Video and GMI (Penthouse Magazine - one of the most visited Internet sites in the United States).

Sales of Hardware and Software:

The Company has continued to diversify its offering of hardware and software products and to emphasize those products which: (a) are related to its Internet services operation; (b) generate higher profit margins; (c) are of a type which require greater after market support, and (d) experience less price competition from mail order houses.

Specifically, the Company:

a) provides business solutions and desktop computer integration to the media and publishing industries including solutions involving interactive media, CD ROM and World Wide Web servers and installation of computer networks (LANs and WANs)

b) is a value added reseller or value added dealer in computer hardware. The principal manufacturers, which it represents, are: Silicon Graphics, Integraph, Sun Microsystems, Compaq, Apple, Cisco, and Bay networks.

c) in conjunction with the sale of hardware, sells, installs and supports software programs such as Alias/Wavefront, SoftImage, Quark, Adobe, Macromedia and Avid. The Company is also a Netscape Commercial Applications Partner and a Microsoft solutions provider.

Training :

The Company has 4 classrooms, which seat a total of 66 people and a seminar room, which can accommodate 125 people. Each classroom is outfitted with a different hardware and software capability such as Alias, Photoshop, etc. Instruction is provided by both its in-house staff and specialists who are brought in to conduct classes in their particular area of expertise. Training classes are also at the clients' premises, depending upon the client's needs and desires. The Company's clients include major banks, financial institutions and advertising and graphic design firms. The Company has been designated as an Alias Education Partner for the East coast, is an Apple Training Alliance Partner and an authorized training center for Netscape, Adobe, Quark, Macromedia and Microsoft.


                                   Page - 9 -

During the first quarter of fiscal 1997, an arrangement was entered into with Pratt Institute, a New York City College specializing in the field of Graphic Arts, to provide classroom facilities on a contract basis.

            REVENUES FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                        March 31, 1997 and March 31, 1996

Consolidated revenues for the three months ended March 31, 1997 compared to the same period in 1996, increased approximately 123% from approximately $2.3 million to approximately $5.2 million. Consolidated revenues for the six months ended March 31, 1997 compared to the same period in 1996, increased approximately 87% from approximately $4.8 million to approximately $8.9 million. This increase was spread across all aspects of the Company's business.

The Company intends to focus its future operations primarily in the areas of Internet related activities, sales of high-end computer products and systems, training, interactive development and web sites.

        COST OF REVENUES FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                        March 31, 1997 and March 31, 1996

Cost of Revenues for the three months ended March 31, 1997 were approximately $4.2 million, or approximately 79% of revenues, as compared to approximately $1.9 million or approximately 80% of revenues for the comparable period in fiscal 1996. Cost of Revenues for the six months ended March 31, 1997 were approximately $6.9 million, or approximately 78% of revenues, as compared to approximately $3.9 million or approximately 82% of revenues for the comparable period in fiscal 1996. The increase in gross profit margin was due to the fact that an increased percentage of sales came from sales of services, including internet services (which generate higher profit margins) rather than sales of products. In addition, product sales of more sophisticated computer systems which required greater pre-sales and after market customer assistance, and therefore generated higher profit margins, increased.

              SELLING, GENERAL AND ADMINISTRATIVE EXPENSES FOR THE
                     THREE MONTH AND SIX MONTH PERIODS ENDED
                        March 31, 1997 and March 31, 1996

For the three months ended March 31, 1997, Selling, General and Administrative expenses increased from approximately $606,000 (or 26% of Revenues) to approximately $1,393,000 (or 27% of Revenues). For the six months ended March 31, 1997, Selling, General and Administrative expenses increased from approximately $1,127,000 (or 24% of Revenues) to approximately $2,882,000 (or 32% of Revenues). This increase was due primarily to an increase in payroll and general overhead.


                                   Page - 10 -

            NET LOSS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED
                        March 31, 1997 and March 31, 1996

For the three month period ended March 31, 1997, the Company incurred a net loss of approximately $393,000 as compared to a net loss of approximately $429,000 for the corresponding three month period ending March 31, 1996. For the six month period ended March 31, 1997, the Company incurred a net loss of approximately $1,074,000 as compared to a net loss of approximately $620,000 for the corresponding six month period ended March 31, 1996. The Company expects to continue to suffer losses for the next one or two quarters until such time as it receives greater marketplace recognition for its Internet products and services.

LIQUIDITY AND CAPITAL RESOURCES.

The Company (through its NAFT subsidiary with a guaranty of the Company) presently has approximately $3.0 million available to it pursuant to a Revolving Credit Agreement (to finance its accounts receivable and inventory) with NationsCredit ("Nations"). As of March 31, 1997, the Company had a net outstanding of approximately $1.9 million under this agreement. The borrowings bear interest at the prime rate plus 1.75%. Pursuant to the terms of the loan agreement, the subsidiary of the Company engaged in the sale of products and which is the primary obligor on the credit, is required to maintain certain operating ratios and net worth. As discussed previously, all such covenants are presently being met. While the Credit Agreement gives Nations the right to demand repayment if it deems itself "insecure", Nations has given the Company no indication that it is considering utilizing this provision. Furthermore, incurring losses as the Company builds its new businesses was anticipated in setting its covenants with Nations in October 1996 and the Company deems its relationship with Nations to be normal.

The Company had a negative cash flow of approximately $1.1 million for the six months ended March 31, 1997. This resulted in part from a cash loss in operations of approximately $1,785,000 which represents the net loss of approximately $1,074,000, the increase in accounts receivable of approximately $2.1 million (offset in part, by the increase in accounts payable of approximately $1.0 million). In addition, the Company purchased property and equipment in the amount of approximately $1,222,000 and increased short-term borrowings of $1,526,000.


                                   Page - 11 -

The variances in the Statements of Cash Flows between the six months ended March 31, 1997 and the six months ended March 31, 1996 are a reflection of the development of the Company during 1996, which is discussed above, and the Company's initial public offering which closed in the second quarter of fiscal 1996 and the aggressive expansion program which followed. The significant increase in capital expenditures is due to the Company's continuing focus on the development of its Internet related activities which included the purchase of servers, routers, cabinets, monitors and other equipment necessary to create and expand the equipment used to host web sites.

Due to the Company's negative cash flow from operations and past and future expenditures under its aggressive program of capital expenditures, the Company expects to continue to suffer losses for the next one or two quarters until such time as it receives greater marketplace recognition for its Internet products and services. While the Company does not anticipate failing to comply with the financial covenants discussed above, it must either increase its borrowings under its Nations line of credit, and/or raise additional equity or loan capital from outside sources. There can be no assurance that the Company could successfully raise such additional capital.

In March, the Company signed a letter of intent with Finova Capital Corp. for a chattel mortgage on its Internet and other computer equipment in the amount of $865,000. This mortgage loan subsequently closed in April, 1997. The loan is a three-year, level payment, self-liquidating loan at an interest rate of 12.19% per annum.

In February, 1997, the Company filed Form SB-2 for a warrant exchange whereby a warrant holder who elected to exercise their existing stock purchase warrants at a price of $7.50 per share would receive a share of common stock at a price of $7.50 per share and a new warrant to purchase additional shares. The terms of the new warrant have not been determined and the filing is still pending. If the Company elects to proceed with such exchange, the maximum amount of cash, which it could raise, would be approximately $4,575,000. However, the Company could raise significantly less money than the maximum due to the failure of warrant holders to accept such exchange.

Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share (EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS, For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard Basic
EPS is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS, SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of the statement to be material to previously reported EPS amounts.


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


                                   Page - 12 -

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

Bell Technology Group Ltd.


Date:  May 15, 1997     By: /s/ Marc H. Bell
                            -------------------------------------------------
                            Marc H. Bell, President & CEO


Date:  May 15, 1997     By: /s/ Robert B. Bell
                            -------------------------------------------------
                            Robert B. Bell, Exec. Vice President & CFO


Date:  May 15, 1997     By: /s/ Alan Levy
                            -------------------------------------------------
                            Alan Levy, Treasurer and Chief Accounting Officer


                               Page - 13 -