Form 10QSB
period 1997-06-30
BELL TECHNOLOGY GROUP LTD
filed 1997-08-14
CIK 1003111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended:   June 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to ___________

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

 ** 3,048,450 shares of Common Stock as of June 30, 1997

Transitional Small Business Disclosure Format (Check One): Yes [ ]   No [x]

SEC 2334 (3/94-)

                        Bell Technology Group Ltd.
                            and Subsidiaries

    Table of Contents
                                                                        Page No.
PART  I -  FINANCIAL INFORMATION
  Item  1.  Consolidated Balance Sheet as of June  30, 1997 and
                September 30, 1996                                        2

            Consolidated Statements of Operations
               For the Three Months Ended June 30, 1997 and 1996          3

            Consolidated Statements of Operations
               For the Nine Months Ended June 30, 1997 and 1996           4

            Consolidated Statements of Cash Flows
               For the Nine Months Ended June 30, 1997 and 1996           5

            Notes to Consolidated Financial Statements                   6-8

  Item  2.  Management's Discussion and Analysis of Financial Condition  9-13
               and Results of Operations

PART  II -  OTHER INFORMATION                                            14

                   Bell Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                        June 30,      Sept 30,
                        Assets                           1997          1996
                                                      (Unaudited)
Current assets:
  Cash and cash equivalents                          $  1,338,747   $ 2,342,011
  Accounts receivable, net of allowance for
   doubtful accounts of $151,676 and $64,843
   as of June 30, 1997 and September 30, 1996,
   respectively                                         3,925,384     1,847,918
  Inventories                                             962,187       758,353
  Prepaid expenses and other current assets               109,023       195,113
                                                     ------------   -----------
     Total current assets                               6,335,341     5,143,395

Property and equipment, net                             3,313,800     2,151,294
Long-term investment                                      400,000       400,000
Loan to stockholder                                       145,408            --
Other assets                                               96,875       115,093
                                                     ------------   -----------
     Total assets                                    $ 10,291,424   $ 7,809,782
                                                     ============   ===========

        Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings                              $  2,246,549   $        --
  Current portion of notes payable                        328,561        39,152
  Accounts payable                                      1,993,740     1,274,197
     Accrued expenses                                     197,622       240,116
   Deferred revenues                                      133,304       166,617
                                                     ------------   -----------
     Total current liabilities                          4,899,776     1,720,082


  Notes payable, less current portion                     896,940            --
                                                     ------------   -----------
     Total liabilities                                  5,796,716     1,720,082
                                                     ------------   -----------

  Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value; 500,000
  shares authorized; no shares issued and
  outstanding                                                  --            --
  Common Stock, $.01 par value; 10,000,000
  shares authorized; 3,048,450 and 3,040,352
  shares issued and outstanding                            30,485        30,404
  Additional paid-in capital                            7,978,886     8,033,562
  Accumulated deficit                                  (3,514,663)   (1,974,266)
                                                     ------------   -----------
     Total stockholders' equity                         4,494,708     6,089,700
                                                     ------------   -----------
     Total liabilities and stockholders'
        equity                                       $ 10,291,424   $ 7,809,782
                                                     ============   ===========

     The accompanying notes are an integral part of these consolidated balance sheets.


                                Page - 2 -

                           Bell Technology Group Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                                         June 30,
                                                    1997          1996

Revenues                                        $ 4,943,114   $ 3,170,702
Costs and expenses:
  Cost of revenues                                3,775,099     2,451,109
  Selling, general and administrative             1,461,377       898,866
  Depreciation and amortization (net of
    $51,501 included in cost of revenues
     for the three months ended June 30, 1997)      110,029       103,999
                                                -----------   -----------
     Total costs and expenses                     5,346,505     3,453,974
                                                -----------   -----------
Loss from operations                               (403,391)     (283,272)

  Interest income (expense), net                    (54,125)       72,483
                                                -----------   -----------
Loss before taxes                                  (457,516)     (210,789)

Provision for taxes                                      --            --
                                                -----------   -----------
Net loss                                        $  (457,516)  $  (210,789)
                                                ===========   ===========

Net loss per share                              ($     0.15)  ($     0.07)

Weighted average shares outstanding               3,046,267     3,040,352

     The accompanying notes are an integral part of these consolidated statements


                                   Page - 3 -

                           Bell Technology Group Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Nine Months Ended
                                                        June 30,
                                                   1997          1996

Revenues                                      $ 13,868,965   $ 7,935,579
Costs and expenses:
  Cost of revenues                              10,802,824     6,341,812
  Selling, general and administrative            4,256,888     2,025,573
  Depreciation and amortization (net of
    $145,300 included in cost of revenues
    for the nine months ended June 30, 1997)       312,320       171,180
                                              ------------   -----------
     Total costs and expenses                   15,372,032     8,538,565
                                              ------------   -----------
Loss from operations                            (1,503,067)     (602,986)

  Interest income (expense), net                   (37,330)       28,422
  Write-off of debt issuance costs                      --      (256,351)
                                              ------------   -----------
Loss before taxes                               (1,540,397)     (830,915)


Provision for taxes                                     --            --
                                              ------------   -----------
Net loss                                      $ (1,540,397)  $  (830,915)
                                              ============   ===========

Net loss per share                            ($      0.51)  ($     0.34)

Weighted average shares outstanding              3,044,799     2,464,185

     The accompanying notes are an integral part of these consolidated statements.


                               Page - 4 -

                   Bell Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                    Nine Months Ended
                                                         June 30,
                                                    1997          1996
Cash flows from operating activities:
  Net loss                                      $(1,540,397)  $  (830,915)
  Adjustments to reconcile net (loss)
  to net cash used in operating activities
    Depreciation and amortization                   457,620       134,051
    Provision for bad debts                          86,833            --
     Write off of amortization of debt
      issuance costs                                     --       293,500
    Provision for deferred taxes                         --         2,570
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable            (2,164,299)     (430,495)
    (Increase) decrease in inventories             (203,834)      259,340
    Decrease (increase) in prepaid expenses
       and other current assets                      86,090      (157,972)
    Decrease (increase) in other assets              18,218       (77,137)
    Increase (decrease) in accounts payable         636,955      (460,906)
    (Decrease) in accrued expenses                  (42,494)      (51,555)
    (Decrease)increase in deferred revenues         (33,313)       85,378
                                                -----------   -----------
Net cash used in operations                      (2,698,621)   (1,234,141)
                                                -----------   -----------
Cash flows from investing activities:
  Purchases of property and equipment,
    net of landlord reimbursement                (1,620,126)     (653,157)
  Purchase of long-term investment                       --      (400,000)
                                                -----------   -----------
Net cash used in investing activities            (1,620,126)   (1,053,157)
                                                -----------   -----------
Cash flows from financing activities:
  Net proceeds from short term borrowings         2,246,549      (711,952)
  Net proceeds of notes payable                   1,186,349      (350,195)
  Loan to stockholder                              (145,408)           --
  Proceeds initial public offering, net of
    offering costs of $1,602,175                         --     7,412,819
  Proceeds from exercise of stock options            27,993            --
                                                -----------   -----------
Net cash provided by financing activities         3,315,483     6,350,672
                                                -----------   -----------
Net (decrease)increase in cash and
  cash equivalents                               (1,003,264)    4,063,374
    Cash and cash equivalents,
     beginning of period                          2,342,011       222,367
                                                -----------   -----------
Cash and cash equivalents,
 end of period                                  $ 1,338,747   $ 4,285,741
                                                ===========   ===========

  The accompanying notes are an integral part of these consolidated statements


                               Page - 5 -

                           BELL TECHNOLOGY GROUP LTD.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of June 30, 1997, statements of operations for the three and nine months ended June 30, 1997 and 1996 and the statements of cash flows for the nine months ended June 30, 1997 and 1996 have been prepared by Bell Technology Group Ltd. (the "Company") without audit. All material inter-company accounts and transactions have been eliminated. The consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB/A on file with the Securities and Exchange Commission. Results of operations for the three-month and nine-month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2.    REVOLVING CREDIT AGREEMENT

The Company (through its NAFT subsidiary) has a Revolving Credit Agreement with NationsCredit ("Nations") which may be used to finance its accounts receivable and inventory up to a maximum of $3 million. The availability of credit is based upon the balance of collateral available which is 80% of its current accounts receivable and 100% of its inventory. As of June 30, 1997, the Company had an outstanding balance of approximately $2.2 million, which was the maximum available under the formula. Such obligation is secured by a continuing security interest in the accounts receivable and inventory of NAFT, and guaranties and cross guaranties of the Company and its other subsidiaries. The borrowings bear interest at the prime rate plus 1.75%. Pursuant to the terms of these agreements, NAFT is required to maintain certain liquidity ratios which it is currently maintaining: (a) tangible net worth plus indebtedness subordinated to amounts owed to Nations, less prepaid expenses,officer/employee receivables and other intangible assets of not less than $1.4 million at the end of each fiscal quarter, and (b) a ratio of total liabilities to tangible net worth of no greater than 2.5 to 1 at the end of each fiscal quarter. As of June 30, 1997, NAFT had a tangible net worth of approximately $1.45 million and a ratio of total liabilities to tangible net worth of 2.4 to 1, therefore keeping the Company in compliance with all requirements. As of March 31, 1997, NAFT had a tangible net worth as defined in the Credit Agreement of approximately $1.2 million and a ratio of total liabilities to tangible net worth of 2.9 to 1. The shortfall in tangible net worth arose because of certain intercompany transactions. Nations formally waived the default in May 1997. While the Credit Agreement gives Nations the right to demand repayment if it deems itself "insecure," Nations has given the Company no indication that it is considering utilizing this provision. Furthermore, incurring losses as the Company builds its new businesses was anticipated in setting its covenants with Nations in October 1996. The Company deems its relationship with Nations to be normal.


                               Page - 6 -

3.    LOAN TO STOCKHOLDER

During the third quarter of fiscal 1997, the Company made loans to Marc H. Bell, the President and Chief Executive Officer, bearing interest at 8.75% per annum in the total amount of $145,408. These loans are pursuant to his existing employment agreement. The loans mature in June 2002.

4.     NOTES AND MORTGAGES PAYABLE

The Company has entered into leases for various items of its office furniture and equipment as well as for its telephone system. The terms on the leases call for monthly payments of approximately $8,300 per month for 60 months. The office furniture and equipment lease commenced in January, 1997. The telephone equipment lease will commence in July 1997. There is no residual payment under such leases and the Company will own the equipment after the expiration of the lease terms.

The Company obtained a first chattel mortgage on certain of its furniture and computer equipment in April 1997 in the amount of approximately $874,000 from FINOVA Capital Corporation. Such loan is for a term of three years, bears interest at 12.19% per annum and is self-liquidating over its term.

5.    COMMITMENTS AND CONTINGENCIES

     In February 1996, the Company entered into a lease for its corporate headquarters. Rent commenced in July 1996. The lease is for eleven years and six months starting with an initial annual base rental of $309,250 escalating to $563,547 in the final year. Under the lease, the landlord is to reimburse the Company $500,000 for leasehold improvements. $450,000 has been received to date. The final $50,000 payment was received in July 1997 and is recorded as an other asset as of June 30, 1997. The Company was required by the terms of the lease to maintain a letter of credit as a security deposit under the lease. To secure its obligation to meet such requirement, the Company has pledged a certificate of deposit in the amount of $400,000. This amount is included in "Long-term investments" on the Company's consolidated balance sheet at June 30, 1997 and September 30, 1996. Under the terms of such lease, if the Company is not in default, $75,000 of the letter of credit and accompanying certificate of deposit will be released in July 1998, and an additional $75,000 will be released in July 1999 and $150,000 of the letter of credit will be released in July 2000.

6.   SUBSEQUENT EVENT

In February, 1997, the Company filed Form SB-2 for a warrant exchange. The Company has now voluntarily revised such offering and has filed an amendment to Form SB-2 on July 31, 1997 for the public offering of $5,500,000 Senior Subordinated 10% Convertible Debentures. The underwriter for such offering is Rickel & Associates, Inc. The Company expects that such offering will be completed prior to October 31, 1997.


                                   Page - 7 -

7.    RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share
(EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.


                                   Page - 8 -

PART I  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company has continued to narrow its focus on the offering of hardware and software products which: (a) are related to its Internet services operation; (b) generate higher profit margins;(c) are of a type which require greater after market support, (d) experience less price competition from mail order houses and other resellers, and (e) which brings the Company into contact with companies of the type which can use a broad range of the services offered by the Company.

The Company has elected to emphasize the sale and service of high end equipment from hardware manufacturers such as Silicon Graphics Inc., Sun Microsystems Inc. and Cisco Systems Inc. and software manufactures such as Microsoft Corporation, Alias/Wavefront Inc. and Checkpoint Software Corp. The Company prepares equipment sold to customers, installs LANs, provides warranty support for major hardware manufacturers, and provides ongoing service support for its customers in the form of hardware repairs and software consulting.

During the past fiscal year, the Company has spent over $2 million building a state-of-the-art network operations center ("NOC") at its new location. The 2,000 square foot NOC offers customers direct, high-speed Internet connections and World Wide Web hosting and co-location facilities. The Company firmly believes that facilities-based Internet services are the future of the industry. Major corporations that utilize web hosting and/or co-location services with the Company are invited to work closely with the Company at its facility in setting up and managing sites.

The Company maintains several classrooms at its headquarters facility, where it conducts training for its clients. In addition, the Company provides training at its client's facilities on a national basis. Instruction is provided by both its in-house staff and specialists who are brought in to conduct classes in their particular area of expertise. The Company uses a variety of modern hardware and software and typically charges a fixed price depending upon the size of the class, the complexity of the group and the equipment required. The Company is a training center in the New York City Metropolitan area for a wide range of computer programs, including Alias/Wavefront and Macromedia Authorware/Director. The Company has been designated as an Alias Education Partner for the East Coast, is an Apple Training Alliance Partner and an authorized training center for Adobe, Quark, Macromedia and Microsoft. The Company's clients include major banks, financial institutions and advertising and graphic design firms.

The Company's digital media division is involved in producing interactive CD-ROM presentations and high-impact World Wide Web sites. The Company's main areas of digital design development include animation, interactive and web production. The Company's graphic arts capabilities include creating and assembling World-Wide Web sites and interactive applications such as computer based training and promotional sales material. The Company works with content providers such as marketing firms and provides the technical and design aspects of a project for large-scale multimedia projects including sites to be used on the Internet. The Company provides consulting and project management services for companies making the transition from print to electronic to Internet presentations or catalogs, and is actively engaged with numerous customers in the development of secure commerce and audio/video streaming applications.


                                   Page - 9 -

Other services offered by the Company to it's customers include Internet access, ISDN, leased lines, web hosting, programming, firewall, network security and system design services. Due to the existence of its sales and service operation, the Company is able to offer customers support and services on all major operating systems including UNIX, IRIX, Windows NT and Mac OS. The Company also provides consulting services in the areas of inter-networking, programming, firewall services, computer and network security, network design and operation, and on-line gaming.

Among the solutions offered by the Company are an Internet based commerce solution, which includes secure credit card transaction processing, a shopping cart for browsing merchandise on-line, and a video streaming technology that allows for pay-per-view programming. The Company is able to create multi-media web sites and provide high-speed access to the Internet for the client/user. This technology enables users to make use of the Internet to complete "on-line" transactions. For example, the Company has brought a substantial catalog sales company on-line, enabling it to increase sales and market share by completing transactions over the Internet.

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


                                   Page - 10 -

Results of Operations

Three and Nine Months Ended June 30, 1997 Compared With Three and Nine Months Ended June 30, 1996

Revenues. Consolidated revenues for the three months ended June 30, 1997 compared to the same period in 1996, increased approximately 56% from approximately $3.2 million to approximately $4.9 million. Consolidated revenues for the nine months ended June 30, 1997 compared to the same period in 1996, increased approximately 75% from approximately $7.9 million to approximately $13.9 million. This increase was spread across all aspects of the Company's business. The Company intends to focus its future operations primarily in the areas of Internet related activities, sales of high-end computer products and systems, training, interactive development and web site development.

Cost of Revenues. Cost of Revenues for the three months ended June 30, 1997 were approximately $3.8 million, or approximately 76% of revenues, as compared to approximately $2.4 million or approximately 77% of revenues for the comparable period in fiscal 1996. Cost of Revenues for the nine months ended June 30, 1997 were approximately $10.8 million, or approximately 78% of revenues, as compared to approximately $6.3 million or approximately 80% of revenues for the comparable period in fiscal 1996. The increase in gross profit margin was due to the fact that an increased percentage of sales came from sales of services(including Internet services), that generate higher profit margins, rather than sales of products. In addition, sales of more sophisticated computer systems that required greater pre-sales and after market customer assistance generated higher profit margins.

Selling, General and Administrative. For the three months ended June 30, 1997, Selling, General and Administrative expenses increased from approximately $899,000 (or 28% of Revenues) to approximately $1,461,000 (or 30% of Revenues). For the nine months ended June 30, 1997, Selling, General and Administrative expenses increased from approximately $2,026,000 (or 26% of Revenues) to approximately $4,257,000 (or 31% of Revenues). This increase was due primarily to an increase in payroll for corporate administrative personnel, technicians and engineers in all areas of operations. The Company intends to reduce the payroll for non-sales personnel and to increase the number of sales people in order to increase revenues in its Internet, training and interactive divisions

Net Loss. For the three month period ended June 30, 1997, the Company incurred a net loss of approximately $458,000 as compared to a net loss of approximately $211,000 for the corresponding three month period ending June 30, 1996. For the nine month period ended June 30, 1997, the Company incurred a net loss of approximately $1,540,000 as compared to a net loss of approximately $831,000 for the corresponding nine month period ended June 30, 1996. For the three months ended December 31, 1996, the Company had revenues of approximately $3.7 million and incurred a loss of approximately $681,000. In comparing the three months ended June 30, 1997 with the three months ended December 31, 1996, the Company has been able to increase revenues by 34% and reduce the net loss by 33%. In addition, the Company has controlled the increase in Selling, General and Administrative expenses, which were $1,445,000 for the three months ended December 31, 1996, $1,393,000 for the three months ended March 31, 1997 and $1,461,000 for the three months ended June 30, 1997. The Company expects to continue to suffer losses for the next one or two quarters or until such time as it receives greater marketplace recognition for its Internet products and services.


                                   Page - 11 -

Liquidity and Capital Resources

The Company (through its NAFT subsidiary) has a Revolving Credit Agreement with NationsCredit ("Nations") which may be used to finance its accounts receivable and inventory up to a maximum of $3 million. The availability of credit is based upon the balance of collateral available which is 80% of its current accounts receivable and 100% of its inventory. As of June 30, 1997, the Company had an outstanding balance of approximately $2.2 million, which was the maximum available under the formula. Such obligation is secured by a continuing security interest in the accounts receivable and inventory of NAFT, and guaranties and cross guaranties of the Company and its other subsidiaries. The borrowings bear interest at the prime rate plus 1.75%. Pursuant to the terms of these agreements, NAFT is required to maintain certain liquidity ratios which the Company is currently maintaining; (a) tangible net worth plus indebtedness subordinated to amounts owed to Nations, less prepaid expenses,officer/employee receivables and other intangible assets of not less than $1.4 million at the end of each fiscal quarter, and (b) a ratio of total liabilities to tangible net worth of no greater than 2.5 to 1 at the end of each fiscal quarter. As of June 30, 1997, NAFT had a tangible net worth of approximately $1.45 million and a ratio of total liabilities to tangible net worth of 2.4 to 1, therefore keeping the Company in compliance with all requirements. As of March 31, 1997, NAFT had a tangible net worth as defined in the Credit Agreement of approximately $1.2 million and a ratio of total liabilities to tangible net worth of 2.9 to 1. The shortfall in tangible net worth arose because of certain intercompany transactions. Nations formally waived the default in May 1997. Since the Company's NAFT subsidiary is currently operating with a small profit, the Company believes that it will be able to maintain compliance with all required liquidity ratios. While the Credit Agreement gives Nations the right to demand repayment if it deems itself "insecure," Nations has given the Company no indication that it is considering utilizing this provision. Furthermore, incurring losses as the Company builds its new businesses was anticipated in setting its covenants with Nations in October 1996. The Company deems its relationship with Nations to be normal.

The Company had a negative cash flow of approximately $1 million for the nine months ended June 30, 1997. This resulted in part from a cash loss in operations of approximately $2.7 million which represents the net loss of approximately $1.5 million, the increase in accounts receivable of approximately $2.2 million (offset in part, by the increase in accounts payable of approximately $600,000). In addition, the Company purchased property and equipment in the amount of approximately $2.1 million and increased long-term borrowings by approximately $1.2 million.

The variances in the Statements of Cash Flows between the nine months ended June 30, 1997 and the nine months ended June 30, 1996 are a reflection of the development of the Company during 1996, which is discussed above, the Company's initial public offering which closed in the second quarter of fiscal 1996 and the aggressive expansion program which followed. The significant increase in capital expenditures is due to the Company's continuing focus on the development of its Internet related activities which included the purchase of servers, routers, cabinets, monitors and other equipment necessary to create and expand the equipment used to host web sites. Due to the Company's negative cash flow from operations and past and future capital expenditures, the Company expects to continue to suffer losses for the next one or two quarters until such time as it receives greater marketplace recognition for its Internet products and services. While the Company does not anticipate failing to comply with the financial covenants discussed above, it must either increase its borrowings under its Nations line of credit, and/or raise additional equity or loan capital from outside sources. There can be no assurance that the Company could successfully raise such additional capital.


                                   Page - 12 -

In April, the Company entered into a chattel mortgage arrangement with Finova Capital Corp. for a chattel mortgage on its Internet and other computer equipment in the amount of $865,000. The loan is a three-year, level payment, self-liquidating loan at an interest rate of 12.19% per annum.

In February, 1997, the Company filed Form SB-2 for a warrant exchange. The Company has now voluntarily revised such offering and has filed an amendment to Form SB-2 on July 31, 1997 for the public offering of $5,500,000 Senior Subordinated 10% Convertible Debentures. The underwriter for such offering is Rickel & Associates, Inc. The Company expects that such offering will be completed prior to October 31, 1997.

Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement establishes standards for computing and presenting earnings per share
(EPS), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

Forward Looking Statements

The foregoing management discussion and analysis contains certain forward looking statements. Due to the fact that the Company faces intense competition in a business characterized by rapidly changing technology,and must raise additional capital in order to continue with its existing capital expenditure program, actual results and outcomes may differ materially from any such forward looking statements. Future results of operations are, in general, difficult to forecast due to the fast moving pace of the industry.


                                Page - 13 -

PART  II - OTHER INFORMATION

Item 1.   Legal Proceedings

Not applicable

Item 2.   Changes in Securities

Not Applicable

Item 3.   Defaults upon Senior Securities

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.   Other Information

Not applicable

Item 6.

a.   Exhibits

     Financial Data Schedule

b.   Reports on Form 8-K

     Not applicable


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bell Technology Group Ltd.


Date:  August 14, 1997  By:  /s /  Marc H. Bell
                        -------------------------------------
                        Marc H. Bell, President & CEO


Date:  August 14, 1997  By: /s /  Robert B. Bell
                        -------------------------------------
                        Robert B. Bell, Exec. Vice President & CFO


Date:  August 14, 1997  By: /s /  Alan Levy
                        -------------------------------------
                        Alan Levy, Treasurer and Chief Accounting Officer


                               Page - 14 -