Form 10KSB
period 1997-09-30
BELL TECHNOLOGY GROUP LTD
filed 1997-12-29
CIK 1003111

FORM 10 - KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________
                           Commission File No. 1-14168

                           Bell Technology Group Ltd.
           (Name of small business issuer as specified in its charter)

         New York                                             13-3781263
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

295 Lafayette Street, New York, New York    10012
(address of principal executive offices)     (Zip Code)
Issuer's Telephone number, including area code:               (212) 334 - 8500

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
Common Stock,  $.01 par value                     Boston Stock Exchange
-----------------------------                     ---------------------
Warrants                                          Boston Stock Exchange
--------                                         ----------------------

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

                           Yes   X                   No ___

Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $8,457,380 (based upon the closing price of Issuer's Common Stock, $.01 par value, as of December 19, 1997.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                                  3,448,450
(Title of Class)                                     (No. of Shares Outstanding
                                                        at December 16, 1997)

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

         (b) In July 1994, in a private transaction, the Company received financing from Harpoon Holdings Ltd. ("Harpoon") a British Virgin Islands corporation wholly-owned by Tsuyoshi Shiraishi, a director of the Company, pursuant to which Harpoon became a principal stockholder of the Company. Under the terms of such financing, the Company received from Harpoon the sum of $500,000, $300,000 of which was evidenced by a seven-year fully subordinated, non-interest bearing promissory note (the "Subordinated Note"), and $200,000 of which was used to purchase 50% of the Company's Common Stock. Of the $200,000 contributed to equity, $198,000 was characterized as additional paid-in capital, and $2,000 was characterized as capital stock. The amount due under the Subordinated Note was subsequently reduced to $287,000 after a payment by the Company. The Subordinated Note was repaid from the proceeds of the initial public offering. The 1994 Financing allowed the Company to increase its borrowing capability, expand its sales capacity and finance additional working capital. In September 1995, the Company was reincorporated by merger into Bell Technology Group Ltd., a Delaware corporation.

         (c) In October 1995, the Company borrowed $250,000 in a Bridge Financing. The Bridge Notes issued in connection with the Bridge Financing carried interest at 9% per annum. Such loans were repaid at the closing of the initial public offering. In connection with the Bridge Financing, the Company issued 35,710 shares of Common Stock to the Bridge Lenders at no cost, which were registered as part of the initial public offering. Debt issuance costs of $257,391 and interest expense of $37,149 were incurred by the Company in 1996 as a result of the Bridge Financing.

         (d) In January, 1996, the Company sold, in an initial public offering, 1,150,000 shares of Common Stock at an initial offering price of $7.00 per share, and 575,000 Redeemable Purchase Warrants for $.10 per warrant. Each warrant entitles the holder to purchase one share of the Company's common stock for $7.70 per share. The warrants are redeemable by the Company at $.10 per warrant at any time after January 24, 1997 if certain conditions are met. The net proceeds that the Company received from the public offering amounted to approximately $6,600,000.

         (e) In March 1996, the underwriter of the initial public offering exercised its over-allotment option to purchase 129,642 common shares from the Company for $7.00 per share. The net proceeds amounted to approximately $800,000.

         (f) In September 1997, the Company sold 382,609 shares of its common stock in a private transaction for a total consideration of $2,200,000. Form SB-2 was filed with the Securities and Exchange Commission with respect to these shares on November 6, 1997 and became effective on November 20, 1997. A fee with respect to the sale of these shares of $100,000 in cash and 17,391 shares of common stock was paid to the investors and were offset against the proceeds of the issuance

         (g)      Narrative Description of Business

                           (1)      General

                 Bell Technology Group Ltd. (the "Company"), is a diversified computer products and service company which focuses its operation on providing sophisticated computer/Internet business solutions to larger companies which are engaged primarily in the graphics arts, advertising, publishing, entertainment and financial industries. The Company advises clients on the various computer solutions available, provide, install and service such solutions and then assist the client in properly utilizing the benefits to be gained from using the World Wide Web (the "Internet"). The Company has authorizations to sell and service equipment from hardware manufacturers such as Silicon Graphics, Inc., Sun Microsystems, Inc. and Cisco Systems, Inc. and software manufacturers such as Microsoft Corporation, Netscape Corporation, Alias/Wavefront Inc. and Checkpoint Software Corp. As a result of its growing experience in the use of the Internet in commercial applications, the Company has done substantial work in the areas of video/audio streaming, security in credit card transactions, and the creation of "shopping carts" for catalog sales companies

         The Company operates through two principal "Operating Segments" consisting of:

         a) A Computer Product Sales & Services Division engaged in the sale of computer hardware, software, networking (LAN and WAN), computer hardware and software repairs and maintenance and other product and service sales.

         b) An Internet and Media Development Division engaged in the businesses of Web design, web hosting, training, CD ROM design and preparation, 3-D and motion capture animation, consulting and sales of related products and services

        COMPUTER PRODUCT SALES AND SERVICES

                  The Company has been shifting its emphasis from the sale of low margin products with intense price competition such as Apple to higher-end, higher margin hardware products such as Silicon Graphics, Integraph, Sun Microsystems, Cisco, Digital Equipment, and software products such as SoftImage, Alias/Wavefront, and Avid. These products are not purchased through mail order (as are Compaq and Apple products, for example) and require a higher level of sales effort and after-market support such as training.

                  The Company services the products which it sells by providing warranty repair services and contract support of system software and hardware and product training.

                  When requested by the client, the Company will prepare all equipment it sells by loading customer programs, connecting equipment to a network, and servicing the client's hardware and software. The Company is authorized to carry out warranty and other repairs on many of the products it sells. However, the Company does not consider its repair and service activity to be a mainstream activity but rather a service, which is maintained for the convenience of its clients.

INTERNET AND MEDIA DEVELOPMENT

         The Internet services industry is comprised of many large, mid-sized, and small companies engaged in Internet-related activities such as Internet access, World Wide Web site design, Internet software development and related consulting services. The Internet is a worldwide network of public and private computer networks that link individuals, commercial organizations, government agencies and educational institutions by means of a common communication standard. Recent technological advances, including improvement in network topologies and the development of easy-to-use graphical user interfaces, combined with cultural and business changes, have led to the Internet being integrated into the activities of individuals and the operations and strategies of commercial organizations. However, direct access to the Internet is, prohibitively expensive for many organizations and individuals, without the assistance of an Internet Access Provider, such as the Company, which has the technological and other resources necessary to provide the connection. In addition, while there has been significant media interest in use of the Internet by consumers, business and professional organizations currently represent a more significant percentage of Internet use. The Company first started to provide this type of services in 1995.

         During the past fiscal year, the Company has spent over $2 million expanding and improving its state-of-the-art network operations center at its new location. The 2,000+ square foot network operations center (which the Company is presently in the process of expanding) offers customers the ultimate in network connectivity. Connected to three Tier I Internet carriers via redundant fiber optics, and providing connectivity to leased line clients via an OC-12 on the NYNEX SONET ring, the Company is poised to service the most demanding companies in New York City. Additionally, the network operations center offers secure on-premises co-location services for those clients focused on Internet publishing on the World Wide Web.

         With its staff of Internet engineers and systems administrators, the Company offers multiple platforms for World Wide Web hosting and development, and is continually working on new and unique approaches to the use of the Internet for business solutions. The Company's network operations center provides sophisticated Internet connectivity available for direct, high-speed Internet connections and World Wide Web hosting and co-location facilities. The Company assists its clients with web development and hosts their web sites by providing the appropriate hardware, network and maintenance services. The Company operates this aspect of its business on a highly personalized level as opposed to using a mass-market approach, paying particular attention to the particular needs of its clients. The Company firmly believes that facilities-based Internet services are the future of the industry. Major corporations, which have web hosting and/or co-location services, such as MSNBC Desktop Video and General Media International, work closely with the Company at its facility.

         Among the services and products offered to its clients is video streaming - a process whereby a user can view video transmissions while downloading the video file. This allows companies like MSNBC Desktop Video to distribute live video feeds to its customers. The Company is also working with a major international magazine publisher to stream multiple channels of video, each carrying its own content, to the Internet using public. In effect, this enables the magazine publisher to produce its own "cable-like TV experience" without regard to geographic boundaries.

         Among the marketing approaches developed by the Company are an Internet based commerce solution, which includes secure credit card transaction processing, a shopping cart for browsing merchandise on-line, and a video streaming technology that allows for pay-per-view programming. The Company is able to create multi-media web sites and provide high-speed access to the Internet for the client/user. This technology enables users to make use of the Internet to complete "on-line" transactions. For example, the Company has brought a substantial catalog sales company on-line, enabling it to increase sales and market share by completing transactions over the Internet.

BASIC INTERNET ACCESS: The Company provides dedicated Internet access to corporations and other commercial entities. The Company offers four commercial connection bandwidths: 56 Kbps, 128 Kbps, T-1, and T-3, and the hardware necessary for basic Internet access, including routers and CSU/DSUs. The bandwidth or capacity of a physical network to carry traffic, of a dedicated digital line is far greater than that possible through use of a conventional modem. Greater bandwidth allows faster connection and downloading capabilities for subscribers. Businesses with medium to large LANs and WANs often require the bandwidth offered by dedicated digital lines.

         A direct link between a commercial subscriber's LAN or WAN and the Internet through the Company gives a subscriber the ability to use all the tools available on the Internet. A direct link involves a leased line, provided by a local telephone service provider, between the subscriber's location and the Company's multi-path (or "redundant") backbone connection to the Internet. The Company derives Basic Internet Access revenues from initial connection charges and monthly service fees, both of which vary directly with the bandwidth chosen. Each commercial subscriber receives a numerical Internet address, a descriptive domain name, and 24-hour access to the Internet.

         The Company offers three levels of protection against unauthorized access to private communications, depending on subscriber needs: (i) router configuration, (ii) host configuration, and (iii) firewall design and configuration. Router configuration involves the filtering of information requests. Host configuration involves the determination of who is authorized to access information. Firewall design, which is the most secure form of protection against unauthorized access available, involves the interposition of certain physical devices and barriers between a LAN and the Internet.

         The Company assists subscribers in achieving full integration of their existing LAN or WAN into the Internet once the basic Internet connection is established. Where commercial subscribers utilize standard internal e-mail applications, such as QuickMail or cc:Mail, the Company is able to assist them with the setup of a mail gateway for proactive mail delivery to the desktop. In addition, the Company provides a configuration service for LAN-based computers by installing and configuring Internet-related software needed for applications such as (i) File Transfer Protocol ("FTP"), an application which allows an Internet user to retrieve entire files and documents from remote databases and networks, and (ii) telnet, a utility which allows users to logon to remote systems easily.

         Other services offered by the Company to it's customers include Internet access, ISDN, leased lines, web hosting, programming, firewall, network security and system design services. Due to the existence of its sales and service operation, the Company is able to offer customers support and services on all major operating systems including UNIX, IRIX, Windows NT and Mac OS. However, the Company does not intend to go into the consumer "dial-up" market. The Company also provides consulting services in the areas of inter-networking, computer and network security, and network design and operations.

TRAINING

         The Company maintains several classrooms at its headquarters facility, which it rents out to corporations for the training of their professional staff. The Company also provides training at the client's site on a national basis. The Company provides a variety of modern operating equipment and current programs, together with instructors to teach how to use such equipment and programs. Some instructors are on staff and others are hired on a freelance basis, as needs dictate. The Company typically charges a fixed price depending upon the size of the class, the complexity of the group and the equipment required.

         In September 1996, the Company began an aggressive program to market its in-house training facilities. The Company provides training services for the more sophisticated computer software programs that it sells. Training is marketed to large advertising and publishing firms, banks, large financial institutions, clothing manufacturers, and the like, which send their personnel to the Company's facility to attend one to five day programs. The Company's modern classrooms at its corporate headquarters can accommodate groups of up to
150. Training rooms are equipped with modern hardware, computer desks and other appropriate classroom equipment and various programs are loaded into equipment as required by the users. In addition, T-1 access is provided in each classroom for use in teaching Internet usage and programs. Course materials and training methodology are custom developed to fit each client's specific needs. The Company markets its training on a value-added basis, rather than as a price-focused commodity product. The Company intends to expand this operation into a significant source of revenue. The Company also provides training sessions at its customers' sites. In such events, it provides trainers, materials and any software or special hardware required.

         The Company is a training center for Alias/Wavefront for the New York City Metropolitan area. Alias programs are used for high-end (e.g. broadcast and film) animation, 3-D modeling, and rendering. The Company is also an authorized training provider for Macromedia Authorware/ Director. Training is provided on a wide range of platforms, including PC, IRIX and MacOs.

INTERACTIVE DEVELOPMENT

         The Company's graphic arts capabilities include creating and assembling World Wide Web sites, interactive applications such as computer based training and promotional sales material. The Company works with content providers such as marketing firms to provide the technical and design aspects of a project for large-scale multimedia projects including sites to be used on the Internet.

         The Company designs internal communications products used by businesses for computer based in-house training and Intranet development. In addition, the Company provides front-end interfaces and graphics for database driven web sites.

         The Company's main areas of digital design development include animation, interactive and web production. The animation capability extends to working in Alias and SoftImage (the two animation packages with the greatest market share) and to render work on a state-of the-art render farm from Silicon Graphics. The Silicon Graphics render farm is made available to major national broadcast companies which rent time on the farm when the Company is not using it. The Company's Authorware division is responsible for creating computer-based training and computer-based sales tools for major corporations. Most recently, the Company has leveraged its Internet knowledge and instructional design expertise to develop interactive training applications with rich multi-media content for delivery over corporate Intranets. The Company recently completed an intranet based interactive training program utilizing Macromedia Shockwave technology for an international pharmaceutical company.

         The Company provides consulting and project management services for companies making the transition from print to electronic to Internet presentations and is currently doing a project for the largest and oldest industrial directory of products and services in the world.

         (2) Competition

         The Company engages in an array of technology and computer related businesses, each of which carries its own particular commercial and financial risks. All of the businesses in which the Company engages face competition from significantly larger and better capitalized companies.

         The market for Internet access services is extremely competitive. There are no substantial barriers to entry in this industry, and the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully depends upon a number of factors including the pricing policies of its competitors and suppliers; the timing of introductions of new products and services by the Company and its competitors; and the Company's ability to maintain or exceed industry service standards. The Company expects that, because of the specialized nature of the Internet services business, it may initially enjoy a competitive advantage because of its existing knowledge of the advertising and publishing industries.

         The Company's current and prospective competitors in the Internet services industry generally may be divided into the following two groups: (1) other IAPs, such as UUNET, and its strategic partner Microsoft, PSI, NETCOM, BBN, and other national and regional providers; and (2) telecommunications companies, such as AT&T, MCI, Sprint, MFS, WilTel, the RBOCs and various cable companies. All of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personal resources than those available to the Company.

         Although most of the established telecommunications companies currently offer only limited Internet access, many have announced plans to offer expanded Internet access capabilities. The Company expects that all of the major telecommunications companies will compete fully in the Internet access market. The Company believes that new competitors including large hardware, software, media and other technology and telecommunications companies will enter the Internet access market, resulting in even greater competition for the Company. Certain companies, including America On-Line, GTE and PSI, have obtained or expanded their Internet access products, services and customer bases as a result of acquisitions. Such acquisitions may permit the Company's competitors to devote greater resources to the development and marketing of new and existing competitive products and services. In addition, the ability of some of the Company's competitors to market other products and services with Internet access services could place the Company at a competitive disadvantage. For example, certain of the Company's competitors which are telecommunications companies may be able to provide customers with reduced communications costs in connection with their Internet access services, reducing the overall cost of their Internet access solution and significantly increasing price pressure on the Company.

         (3) Dependence upon Suppliers

         The Company relies on other companies to supply certain components of its computer inventory, service and diagnostic equipment, as well as its network infrastructure (including telecommunications services and networking equipment) which, in the quantities and quality required by the Company, is available only from sole or limited sources. The Company has in the past, and may from time to time, experience delays in receiving telecommunication services and shipments of merchandise. There can be no assurance that the Company will be able to obtain such telecommunication services and merchandise on the scale and at the times required by the Company at an affordable cost.

         (4) Employees

         At November 30, 1997, the Company had 82 full time employees and 9 part-time employees.

Item 2.  Properties

         The Company leases approximately 32,000 square feet of space at 295 Lafayette Street, New York, New York. The following table sets forth with respect to its leased property (no property is owned), the date on which the lease expires and the use that the Company makes of such facilities:

                       Expiration                                   Approximate
Address of Lease          Date                   Use                Square Feet
----------------          ----                   ---                -----------

295 Lafayette Street                executive & sales offices          17,000
New York, New York        2007      training facilities                 3,000
                                    service                             2,000
                                    shipping and receiving              3,000
                                    Network Operations Center           3,000
                                    Web design, 3-D animation           4,000

         The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes. The Company surrendered its space at 611 Broadway on February 1, 1997.

Item 3.  Legal Proceedings

         In January 1997, a company, which allegedly provides website services, commenced an action in the Supreme Court of the State of New York, County of New York against General Media International Ltd., the Company and two individuals. The Complaint alleges that the Company tortiously interfered with the plaintiff's contractual and business relations with General Media International, Inc. On April 15, 1997, counsel for the plaintiffs advised the litigation was put on hold. No further steps have been taken by plaintiffs to pursue their claims against the Company. In the Company's opinion, plaintiff's claims against the Company are without merit.


The Company believes that the action against it is without merit and intends to vigorously defend itself. No papers have been filed in the action since the original summons and complaint filed by the plaintiff and in January 1997 and the answer by the Company.

         As of the date hereof, there are no other legal proceedings pending against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the Company's fiscal year ended September 30, 1997 there were no matters submitted to a vote of security holders.

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

         1996                         Low                       High
         ----                         ---                       ----
         second quarter              $7.750                    $10.500
         third quarter                8.625                     10.000
         fourth quarter               7.500                      9.500

         1997                         Low                       High
         ----                         ---                       ----
         first quarter               $8.875                    $ 9.875
         second quarter               9.625                     13.750
         third quarter                9.875                     13.875
         fourth quarter               5.563                     11.375

         In September 1997, the Company sold 400,000 shares of its common stock in a private transaction for a total consideration of $2,200,000. Form SB-2 was filed with the Securities and Exchange Commission with respect to these shares on November 6, 1997 and became effective on November 20, 1997. A fee with respect to the sale of these shares of $100,000 in cash and 17,391 shares of common stock was paid to Value Management & Research GmbH.

                  (b) Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock on December 11 , 1997 was 33, which does not include individual participants in security position listings.

                  (c) Dividends. There were no dividends or other distributions made by the Company during the fiscal year ended September 30, 1997. Future dividend policy will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of the Company's Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Twelve Months Ended September 30, 1997 Compared With Twelve Months Ended September 30, 1996

         The financial statements contain results of operations for the twelve-month periods ended September 30, 1997 and September 30, 1996. These results indicate an overall and rapid expansion of the Company's business.

         Total revenues increased from approximately $10,374,000 in fiscal 1996 to approximately $17,400,000 in fiscal 1997. This represents an increase of 67.9%. Revenues from the Computer Products Sales and Service segment of the business increased from approximately $9,754,000 in fiscal 1996 to approximately $14,986,000 for an increase of 53.6% over the prior fiscal year.

         Revenues from the Internet & Media Development segment of the business increased from approximately $641,000 in fiscal 1996 to approximately $2,414,000 for an increase of 276.6 % over the prior fiscal year.

         The Company anticipates that the growth, if any, in revenues from Computer Product Sales and Services will be at a much lower rate in the coming fiscal year, and that a greater percentage of revenues will result from Internet & Media Development operations. The Company has begun to cut back on the computer hardware that it offers for sale and is concentrating more on specialized software and "high-end" hardware such as Sun Microsystems, Silicon Graphics, Intergraph, and the like. In the fourth quarter, revenues from computer hardware sales declined from an average over the first three-quarters of the fiscal year of $3,800,000 to $2,800,000. The Company believes that while this change in direction may produce a lower rate of growth in product sales, it will generate higher profit margins at a reduced administrative cost. On the other hand, the Company is aggressively marketing its Internet related and training operations by increasing its sales staff and marketing efforts for Internet products and services.

         Cost of Revenues for the fiscal year ended September 30, 1997 was at 80% as compared to 82% for the fiscal year ended September 30, 1996. The Company expects this trend to continue as it moves away from lower margin hardware sales and services and further into its Internet and Media Development operations.

         Selling, General and Administrative costs for the fiscal year ended September 30, 1997 was approximately $6,036,000 or 34.7% of sales as compared to $3,187,000 or 30.7% of sales for the fiscal year ended September 30, 1996. The increase in Selling, General and Administrative costs contributed heavily to the Company's loss for the fiscal year.

          For the year ended September 30, 1997, total salary expense increased approximately $945,000 over the prior fiscal year due in a large part to the increase in personnel costs for Internet and Media Development sales, marketing and training necessitated by the growth in such operations. A significant portion of the increase in personnel costs (approximately $300,000) was due to the addition of accounting and administrative personnel needed to deal with the increase in the volume of transactions and the changeover to a new computerized accounting system.

         There was an increase of approximately $265,000 in fiscal 1997 for rent as a result of the Company's relocation to its present headquarters. However, this figure includes an accounting adjustment of approximately $145,000 in excess of its actual rental payments due to the fact that the Company was able to negotiate a lease with reduced (below market) payments of rent in the initial years of the lease. In addition, the Company wrote off $31,000 upon the abandonment of its prior facilities during the fiscal year.

         During the fourth quarter of 1997, the Company incurred a net loss of approximately $1.5 million as compared to a net loss of approximately $1.5 million in the nine months ended June 30, 1997, The Company established an additional reserve of $360,000 for Returned Merchandise Allowances to properly reflect the value of its receivables from vendors of merchandise to the Company. The Company considers this event to be non-recurring and future write-offs to be significantly lower. The Company also increased its allowance for doubtful accounts by $50,000.

         The Company has a substantial capital investment in computers and equipment that is being depreciated over a five-year term. This resulted in depreciation and amortization deductions for the current fiscal year of approximately $675,000, of which approximately $203,000 is reflected in cost of goods sold.

         As a result of the above, the Company reported a net loss for fiscal 1997 of $3,115,433 or $1.01 per share as opposed to a net loss of $1,893,480 or $0.72 per share for fiscal 1996.

SEGMENT RESULTS

         The Company's activities presently fall into two main segments. One segment consists of computer product sales, service, network installation and maintenance. The second segment consists of all Internet related activities, including web design, web hosting and interactive CD ROM design and preparation. The following table details segment information:

Fiscal year ended September 30, 1997
                                      Computer       Internet and
                                      Products &         Media
                                      Service Sales   Development   Consolidated

Sales to unaffiliated customers       $14,986,417     $2,413,538   $17,399,955
Operating Loss                            378,647         84,632     3,010,234*
Identifiable assets                     5,781,580      2,105,207    11,024,988**

Fiscal year ended September 30, 1996

                                   Computer        Internet and
                                   Products &          Media
                                   Service Sales    Development     Consolidated

Sales to unaffiliated customers    $9,732,322        $  641,342    $10,373,664
Operating Loss                        267,482           359,751      1,688,721*
Identifiable assets                 3,442,760         1,132,253      7,809,782**



* Includes $2,546,955 for the fiscal year ended September 30, 1997 and $1,061,488 for fiscal year ended September 30, 1996 of unallocated corporate overhead including executive salaries of $616,034 for fiscal year ended September 30, 1997 and $389,000 for fiscal year ended September 30, 1996 and overhead including rent, payroll charges for administrative staff including accounting, human resources, MIS and other support personnel and professional fees.

** Including corporate assets not allocable to a particular segment of $3,138,201 and $3,234,769 for the fiscal years ended September 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

         At September 30, 1997, the Company had working capital of $1,980,718, as compared to working capital of $3,468,482 at September 30, 1996. Working capital decreased based upon the loss from operations of $3,115,433 offset by deductions for depreciation and amortization of $686,250, a $145,000 non-cash deduction resulting from the straight-lining of rent deduction and increased as a result of the private placement of the Company's common stock in September 1997 which raised $2,200,000 of cash during the fiscal year ended September 30, 1997.

         Cash and cash equivalents increased by approximately $59,000 from September 30, 1996. The increase in cash and cash equivalents is due to the net proceeds received from a private placement of the Company's common stock of $1,600,000, less current operating losses and capital expenditures. However, $600,000 of the $2,200,000 private placement is included in other current assets and is not included in cash and cash equivalents

         The Company's relocation to its present business headquarters resulted in significant capital expenditures during the current fiscal year. Expenditures included those to create the Company's network operations center and the construction and outfitting of training facilities. The Company also acquired equipment for use in its training operations, and the purchase of servers, routers, cabinets, monitors and other equipment necessary to create and expand the equipment used in its Internet operations. The Company anticipates additional expenditures in fiscal 1998 to further improve its Internet operations by purchasing additional equipment and line capacity, servers, network computers and high-speed telecommunications lines.

         In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital, operating activities and open-end equipment lease commitment from Cisco Systems, Inc. of $1,000,000 received in December 1997. In addition, the Company has a $3,000,000 credit facility with NationsCredit discussed in note 3 to the financial statements. Borrowings under the NationsCredit credit facility and security interests are limited to inventory held primarily for sale to customers and the availability of current accounts receivable of the Company's hardware sales subsidiary. The Company is presently discussing an increase in its credit facility with NationsCredit based upon a pledge of inventory and receivables held by its other subsidiary corporations. However, in order to continue with its expansion program, the Company will be required to raise additional debt or equity capital of several million dollars. The Company is seeking other financing alternatives to finance its expansion. However, there is no assurance that the Company will be able to raise such additional cash.

Forward Looking Statements

         The foregoing contains certain forward-looking statements. Due to the fact that the Company faces intense competition in a business characterized by rapidly changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general are difficult to forecast.

Item 7.  Financial Statements

         Financial Statements Data are attached hereto following page F-2.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         During fiscal years 1996 and 1997 there were no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure.

                                    PART III

Item 9.  Directors and Executive Officers of the Company

         As of December 1, 1997, the Company's directors and executive officers were as follows:

                                     Position With the Company       Held Office
 Name and Age                        and Principal Occupation            since
----------------                     -------------------------       -----------
Marc H. Bell, 30             Chairman (Chief Executive                   1989
                             Officer) and Director

Robert B. Bell, 58           Executive Vice President,                   1994
                             Chief Financial Officer, Director

Tsuyoshi Shiraishi, 53       Director                                    1995

Martin Fox, 61               Director                                    1995

Dr. Richard Videbeck, 74     Director                                    1995

Anthony St. John, 40         Director                                    1997

Marc Jaffe, 30               Vice-President                              1997

Will Jahnke, 43              Vice-President                              1997

Alan Levy, 35                Treasurer, Chief Accounting Officer         1997

Scott Safran, 41             Vice-President                              1997

                               Business Experience

         MARC H. BELL is the President, Chief Executive Officer, and a Director of the Company since its inception. 1989.

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

         MARTIN FOX has been a director of the Company since October 1995. Mr. Fox has been, for more than five years, the President and a director of Initio, Inc., a publicly owned mail order retailer of consumer products.

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

         ANTHONY ST. JOHN, LORD ST. JOHN OF BLETSO has been a director of the Company since October 1997. Lord St. John is a member of the House of Lords of the Parliament of the United Kingdom. He serves on the European Union Select Committee A on Trade, Finance and Foreign Affairs. He also serves as a consultant to Merrill Lynch and is a Registered Representative of the London Stock Exchange. Lord St. John has a Bachelor of Science Degree in Psychology and a Bachelor of Arts Degree in Law from Cape Town University, and a Masters of Law from London University. Lord St. John is a citizen and resident of the United Kingdom.

         WILLIAM T. JAHNKE has been a Vice President of the Company since March 1997 and the Director of Corporate Sales of the Company since August 1995. Prior to joining the Company, Mr. Jahnke was president and chief operating officer of Vernon Computer Rentals and Leasing from February 1989 to December 1994, where he pioneered and implemented a nationwide asset management program for Apple which is used by several thousand U.S. sales representatives. Mr. Jahnke received a B.S. Degree in Computer Science from Seneca College in 1975.

         MARC JAFFE a Vice President of the Company since March 1997 and Director of On-Line Services, joined the Company in early 1995 to run the Company's Internet services business. Prior to joining the Company, Mr. Jaffe had extensive experience in the use of computers and telecommunications in the advertising and marketing industry. Mr. Jaffe recently developed an Internet-focused marketing strategy that won the prestigious CreaTech Award, presented by ADVERTISING AGE magazine, and has spoken at numerous Internet conferences sponsored by Apple Computer. Prior to joining the Company, Mr. Jaffe was a department manager at Sid Patterson Advertising Inc. in New York City since 1989. Mr. Jaffe graduated from Colgate University in 1989, where he received a Bachelor of Arts Degree.

         ALAN LEVY joined the Company as Treasurer and Chief Accounting Officer in February 1997. From March 1994, to February 1997, Mr. Levy was the Assistant to the Vice President of Finance of Del Laboratories, Inc., a manufacturer and wholesaler of cosmetics and over-the-counter pharmaceuticals. Prior to that, Mr. Levy was a Technical Manager with the American Institute of Certified Public Accountants from August 1990 to March 1994. He is a Certified Public Accountant and received his Bachelor's degree in Public Accounting from Long Island University, C.W. Post Campus.

         SCOTT SAFRAN has been Vice President - Training and Interactive Development since June 1997 and the Director of Corporate Training since joining the Company in March 1996. Prior to joining the Company he was a Senior Account Executive at IBM Skill Dynamics Corporation from December 1994 to October 1995. From December 1989 to December 1994 Mr. Safran was in various sales positions with AT&T Networking Systems. Mr. Safran has a Bachelor of Arts in English Literature and Master of Business Administration degrees from St. John's University

The Securities and Exchange Commission has adopted rules relating to the filing ownership reports under Section 16 (A) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings which under the Commission's rules, are not deemed to be timely. During its' review, the Company discovered that Mr. Levy failed to file a timely report regarding the grant of 7500 stock options.

Item 10. Executive Compensation

         The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended September 30, 1997. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

                           SUMMARY COMPENSATION TABLE

                 Annual Compensation and Grant of Stock Options

Name and
Principal Position          Year            Salary           Options
------------------          ----           --------          -------
Marc H. Bell                1997           $200,000             --
President and Chief         1996           $165,000             --
Executive Officer           1995           $ 45,000             --

Robert B. Bell              1997           $125,000             --
                            1996            100,504           90,000
                            1995             18,000             --

         The Company has not granted any stock options to Marc H. Bell and Robert B. Bell during the fiscal year ended September 30, 1997. However, the exercise price for the 90,000 options owned by Robert Bell were reset at September 30, 1997 to $6.125, the market value of the underlying shares on such date

Compensation of Directors

         Each director of the Company who is not employed by the Company, and who does not beneficially own more than 5% of the outstanding Common Stock of the Company, will be entitled to receive (i) the sum of $1,000 per meeting attended by such outside director and (ii) annually, options to purchase a total of 3,000 shares of Common Stock. Such options are immediately exercisable, have a ten-year term, subject to certain restrictions, and are exercisable at the fair market value of the Common Stock at the date of the grant. Of the current board members, only Mr. Fox , Dr. Videbeck and Lord St. John are entitled to receive such compensation. The stock options granted to them expire in October 2005 and are exercisable at $ 6.125. In addition, at the discretion of the Board of Directors, directors may be reimbursed for reasonable travel expenses in attending Board and committee meetings. In October 1997, Anthony St. John received options to purchase a total of 10,000 shares of common stock at a price of $7.25 per share (the fair market value of the underlying shares on the date of grant) in lieu of receiving any cash compensation.

         During the fiscal year ended September 30, 1997, Martin Fox received consulting fees of $13,516 for financial services rendered.

Employment Contracts, Termination of
Employment and Change-in-Control Arrangements

         In October 1995, the Company entered into an employment agreement with Marc H. Bell, which extends for a period of five years, terminating on September 30, 2000. Pursuant to the terms of the agreement, Mr. Bell receives a base salary of $200,000 per year. Mr. Bell's base salary will increase 5% per year for each year that the Company reports net income. The agreement also provides for a severance payment to Mr. Bell in the event of a Change of control of the Company equal to 2.99 times his average annual compensation, including bonus, during the term of the agreement.

         In addition to base compensation, the Company intends to reserve at the end of each fiscal year, commencing with the fiscal year ending September 30, 1996, a sum equal to ten (10%) percent of the consolidated net income of the Company (computed before provision for federal and state income taxes) (the Bonus pool), for allocation among the officers of the Company and certain key employees (including Marc H. Bell) as the Board of Directors of the Company may determine. Marc Bell will receive an amount equal to 5% of the pre-tax income over $1 million (50% of the Bonus Pool to the extent, if any, that the Bonus Pool exceeds $100,000).

         The Company has also entered into employment contracts with William Jahnke and Alan Levy. Such agreements are all similar and contain certain restrictive covenants if employment is terminated by the employee without cause, or by the Company for cause.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         (a) The following table sets forth, as at September 30, 1997, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding common shares of the Company, (ii) each of the companies directors and (iii) all directors and officers of the Company as a group. Except as otherwise indicated, all such persons have both sole voting and investment power over the shares beneficially owned by them.


                                                                         Percent
                                            Number of Shares               of
Name and Address (1)                        Beneficially Owned            Class
--------------------                        ------------------            -----
Marc H. Bell (2)..........................       1,802,142                50.5%

Tsuyoshi Shiraishi(2)(3)
Harpoon Holdings, Ltd.
2 Handy Road, #11-09 Cathay Building,
Singapore 229233..........................         862,500                25.0%


Robert Bell (4)                                     90,000                 2.5%

Martin Fox  (4)
2001 Tonnelle Avenue
North Bergen, NJ 07047....................           6,000                    *

Dr. Richard Videbeck (4)
3249 East Angler's Stream
Avon Park, FL  33825                                 6,000                    *

Anthony St. John
97 Cadogan Gardens
London SW32RE                                        5,000                    *

 All executive officers and directors as a
group (10 persons)(5)                            1,827,142                50.9%

* Less than 1%

(1) The address of each of the named individuals, other than Mr. Shiraishi, Mr. Fox Dr. Videbeck and Lord St. John is c/o Bell Technology Group Ltd., 295 Lafayette Street, New York, NY 10012.
(2) Includes the 862,500 Harpoon Shares which are subject to the October 1995 Irrevocable Proxy entered into between Harpoon and Marc H. Bell, pursuant to which Harpoon has granted Mr. Bell the sole right to vote the Harpoon Shares with respect to the election of the Company's directors. The Irrevocable Proxy terminates in October 2005.
(3) Mr. Shiraishi, a director of the Company, is the sole shareholder of Harpoon
(4) The named individual has the right to acquire the number of shares shown pursuant to a currently exercisable stock option.
(5) Includes currently exercisable stock options to purchase 106,000 shares.

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

Item 12. Certain Relationships and Related Transactions

         In the 1994 Financing, the Company received from Harpoon the sum of $500,000, $300,000 of which was evidenced by a seven-year fully subordinated non-interest bearing promissory note the Subordinated note, and $200,000 of which was used to purchase 50% of the Company's Common Stock. Of the $200,000 contributed to equity, $198,000 was characterized as additional paid-in capital, and $2,000 was characterized as capital stock. The amount due under the Subordinated Note was subsequently reduced to $287,000 after a payment by the Company. The 1994 Financing allowed the Company to increase its borrowing capability, expand its sales capacity and finance additional working capital. A portion of the proceeds of the company's initial public offering was used to repay the Subordinated Note.

         In September 1997, Rickel & Associates, Inc. ("Rickel") ceased doing business. Rickel had underwritten the Company's initial public offering of its common stock and warrants, and was a principal market maker for the company's common stock and warrants. The Company had certain agreements with Rickel, including an underwriting agreement and a consulting agreement which the Company considers to be of no further force or effect.

Item 13. Exhibits and Reports on Form 8-K

     (a) Exhibits. See index of exhibits annexed hereto.

     (b) Reports on Form 8-K   On July 18, 1997, the Company filed a current
         Report on Form 8-K to report the Loan and Security Agreement entered into with Finova Capital Corporation.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 29, 1997                     BELL TECHNOLOGY GROUP, LTD..

                                            By:  /s/  Marc H. Bell
                                                     -------------------------
                                                     Marc H. Bell
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 29, 1997                  /s/  Marc H. Bell
                                         -----------------
                                         Marc H. Bell, Chief
                                         Executive Officer
                                         and Director


Date:  December 29, 1997                 /s/ Robert B. Bell
                                         ------------------
                                         Executive Vice President,
                                         Chief Financial Officer and Director


Date:  December 29, 1997                 Martin Fox
                                         --------------------
                                         Martin Fox, Director


Date:  December 29 ,1997                 Tsuyoshi Shiraishi
                                         ----------------------------
                                         Tsuyoshi Shiraishi, Director

Date:  December 29, 1997                 /s/  Richard Videbeck
                                         ---------------------
                                         Richard Videbeck, Director


Date:  December  29 , 1997               Anthony St. John
                                         ----------------
                                         Anthony St. John, Director


Date:  December  29, 1997                /s/Alan Levy
                                         ------------
                                         Alan Levy, Treasurer and
                                         Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit                                                                                 Page
Number   Description                                                                     No.

3(a)     --   Certificate of Incorporation of the Company, dated
              September 29, 1995 (1)
3(b) --       By-laws of the Company.
4(a)          Specimen Stock Certificate (3)
4(b)          Form of Warrant Agent Agreement (3)
4(c)          Form of Underwriter's Warrant (3)
4(d)          Specimen Warrant Certificate (3)

10(a)--       Sublease for Penthouse Suite 907D between Rhodes Associates, Rose
              Associates, Electric Curtain Inc., Graphics and Stellar Corp., dated as of July 1, 1997.

10(b)--       Bell Technology Group Ltd. 1995 Stock Option Plan, adopted
              September 29, 1995(1)( (+)

10(c)--       Irrevocable Proxy Agreement between Harpoon Holdings Ltd. and Marc
              H. Bell, dated as of October 1, 1995 (1)

10(d)-- Employment Agreement between Marc H. Bell and the Company dated as of October 1, 1995 (1)(+)

10(e)--       Share Deposit Agreement between Marc H. Bell, Harpoon Holdings
              Ltd., the Company, and Rickel & Associates.(3)

10(f)--       Form of Consulting Agreement between the Company, and Rickel &
              Associates. (1)

10(g)--       Agreement of Lease between Bell Technology Group Ltd. and Puck
              Associates dated as of July 23, 1996. (4)

10(h)--       Security Agreement with NationsCredit, Commercial Corporation of
              America and NAFT International Ltd. dated October 1996.(4)

10(i)--       Agreement for Wholesale Financing between NAFT Ltd. and
              NationsCredit dated as of October 1996. (4)

10(j)--       Lockbox Service Agreement between Naft, European American Bank and
              NationsCredit dated as of October 1996. (4)

10(k)         Loan and Security Agreement between Finova Capital Corporation
              ("Finova") and the Company, dated as of May 1, 1997. (6)

10(l)         Guaranty by NAFT in favor Finova, dated as of May 1, 1997. (6)

10(m) Guaranty by NAFT Computer Service Corp. in favor Finova, dated as of May 1, 1997. (6)

10(n) Guaranty by Bluestreak Digital, Inc., in favor of Finova, dated as of May 1, 1997 (6)

10(o) Guaranty by PFM Communications , Inc., in favor of Finova, dated as of May 1, 1997 (6)



10(p) Promissory Notes to Bell Technology Group Ltd., from Marc H. Bell dated April 2, 1997 and June 30,1997. (8)

10(q)         Agreement by and between Bell Technology Group Ltd., and Value
              Management & Research GmbH for the sale of an aggregate of 382,609 shares of Common Stock dated as of September 24, 1997. (7)

10(r)--       Employment Agreement between William T. Jahnke and NAFT
              International Ltd. dated as of November 1, 1995. (2)

10(s)--       Employment Agreement between Alan Levy and Bell Technology Group
              Ltd. dated as of. June 1, 1997.(*)

10(t)         Amendment to Employment Agreement between Marc H. Bell and the
              Company dated as of January 1, 1996. (4)

10(u)         Agreement between Bell Technology Group Ltd., and Cisco Systems
              Capital Corporation granting credit approval for $1,000,000 for leasing transactions dated as of December 15, 1997.(*)

21       --   List of Subsidiaries.

23       --   Consent of Arthur Andersen LLP.

27       --   Financial Data Schedule

(*)Filed herewith.

(1) Incorporated by reference to Registration Statement on Form SB-2 (File No. 33-98978) ( the " Registration Statement") filed November 3, 1995.
(2) Incorporated by reference to Amendment No. 1 to the Registration Statement, filed December 20, 1995.
(3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed January 23, 1996, declared effective January 24, 1996.
(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 1996.
(5) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed March 13, 1997 (File No. 333-23259)
(6) Incorporated by reference to the Company's Report on Form 8-K/A filed July 18, 1997
(7) Incorporated by reference to the Company's report on Form 8-K filed October 8, 1997.
(8) Incorporated by reference to Amendment No. 4 filed November 6, 1997 to Registration Statement (File No. 333- 23259) filed March 13, 1997.

                           BELL TECHNOLOGY GROUP LTD.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   PAGE
Financial Statements of Bell Technology Group Ltd. and
Subsidiaries

Report of Independent Public Accountants...................................................        F-2

Consolidated Balance Sheets - As of September 30, 1997 and September 30, 1996 ..............       F-3

Consolidated Statements of Operations - For the years ended  September 30, 1997 and September
30, 1996.....................................................................................      F-4

Consolidated Statements of Changes in Stockholders' Equity - For the years ended September 30,
1997 and September 30, 1996. ................................................................      F-5

Consolidated Statements of Cash Flows - For the years ended September 30, 1997 and September
30, 1996.....................................................................................      F-6 - F-7

Notes to Consolidated Financial Statements..................................................       F-8 - F19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To:       BELL TECHNOLOGY GROUP LTD.:


We have audited the accompanying consolidated balance sheets of Bell Technology Group Ltd. (a Delaware corporation) and Subsidiaries as of September 30, 1997 and September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bell Technology Group Ltd. and Subsidiaries as of September 30, 1997 and September 30, 1996, the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                     Arthur Andersen LLP



December 19, 1997
New York, New York

                   Bell Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                     September 30,         September 30,
                                Assets                   1997                  1996
Current assets:
  Cash and cash equivalents                          $2,401,446             $2,342,011
  Accounts receivable, net of allowance for
  doubtful accounts of $194,684 and $64,842
  as of September 30, 1997 and September 30,
  1996, respectively                                  3,259,548              1,847,918
  Inventories                                           487,542                758,353
  Prepaid expenses and other current assets             727,765                195,113
                                                     ----------            ----------
     Total current assets                             6,876,301              5,143,395
Property and equipment, net                           3,548,838              2,151,294
Long-term investment                                    325,000                400,000
Other assets                                            274,849                115,093
                                                    -----------            -----------
     Total assets                                   $11,024,988            $ 7,809,782
                                                    ===========            ===========

     Liabilities and Stockholders' Equity

Current liabilities:
  Short term borrowings                              $2,001,157            $        --
  Current portion of notes payable                      335,021                 39,152
  Accounts payable                                    2,010,507              1,274,197
  Accrued expenses                                      425,852                194,947
  Deferred revenues                                     123,046                166,617
                                                     ----------              ---------
     Total current liabilities                        4,895,583              1,674,913
Long term note payable, net of current portion          923,217                     --
Other long term liabilities                             191,928                 45,169
                                                     ----------             ----------
     Total liabilities                                6,010,728              1,720,082
                                                     ----------             ----------
Commitments and contingencies

Stockholders' equity :
  Preferred Stock, $.01 par value; 500,000
  shares authorized; no shares issued and
  outstanding                                                --                     --
  Common Stock, $.01 par value; 10,000,000
  shares authorized; 3,448,450 and 3,083,210
  shares issued and outstanding                          34,485                 30,832
  Additional paid-in capital                         10,069,474              8,033,134
  Accumulated deficit                                (5,089,699)            (1,974,266)
                                                     ----------             ----------
     Total stockholders' equity                       5,014,260              6,089,700
                                                     ----------             ----------
     Total liabilities and stockholders'
         equity                                     $11,024,988            $ 7,809,782
                                                     ==========             ==========

     The accompanying notes are an integral part of these consolidated balance sheets.

                           Bell Technology Group Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations


                                             Year Ended            Year Ended
                                         September 30, 1997   September 30, 1996

Revenues                                     $17,399,955          $ 10,373,664
Costs and expenses:
  Cost of revenues                            13,901,859             8,599,241
  Selling, general and administrative          6,036,032             3,186,718
  Depreciation and amortization                  472,298               219,176
  Research and development                          --                  57,250
                                              ----------            ----------
     Total costs and expenses                 20,410,189            12,062,385
Loss from operations                          (3,010,234)           (1,688,721)

  Interest income                                 72,427               121,256
  Interest expense                              (177,626)              (98,520)
  Write-off of Debt Issuance Costs                  --               (257,391)
                                              ----------             ----------
Loss before taxes                             (3,115,433)           (1,923,376)

Benefit from taxes                                  --                 (29,896)
                                              ----------             ----------
Net loss                                    $ (3,115,433)        $  (1,893,480)
                                              ==========             ==========

Net loss per share                                ($1.01)               ($0.72)

Weighted average shares outstanding            3,075,235             2,633,400


     The accompanying notes are an integral part of these consolidated statements.

Bell Technology Group Ltd. And Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity


                                                                       Additional                       Total
                                                                         Paid-in     Accumulated    Stockholders'
                                          Shares        Amount           Capital      Deficit           Equity
Balance, September 30, 1995             1,725,000         17,250         362,333         (80,786)        298,797
Stock insurance in connection
   with bridge financing                   35,710            357         249,643              --         250,000
Proceeds from Initial Public
Offering, net of expenses
   of $1,602,175                        1,322,500         13,225       7,421,158              --       7,434,383
Net Loss                                       --             --              --      (1,893,480)     (1,893,480)
                                        ---------   ------------    ------------    ------------    ------------
Balance, September 30, 1996             3,083,210   $     30,832    $  8,033,134    ($ 1,974,266)   $  6,089,700
                                        ---------   ------------    ------------    ------------    ------------
Proceeds from Private Placement,
   net of expenses of $216,763            400,000          4,000       1,979,241              --       1,983,241
Proceeds from exercise of stock
   options                                  7,998             80          55,906              --          55,986

Proceeds from exercise of warrants            100              1             765              --             766
Correction of outstanding shares          (42,858)          (428)            428              --              --
Net Loss                                       --             --              --      (3,115,433)     (3,115,433)
                                        ---------   ------------    ------------    ------------    ------------
Balance, September 30, 1997             3,448,450       $ 34,485    $ 10,069,474    $ (5,089,699)   $  5,014,260
                                        =========       ========    ============    ============    ============

     The accompanying notes are an integral part of these consolidated statements.

                   Bell Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                           Year Ended       Year Ended
                                                            September       September
                                                            30, 1997         30, 1996
Cash flows from operating activities:
  (Loss) income                                           $(3,115,433)     $(1,893,480)
  Adjustments to reconcile net loss
  to net cash used in operating activities
    Depreciation and amortization                             686,250          219,176
    Write-off and amortization of debt issuance                    --          250,000
    Benefit for deferred taxes                                     --          (29,896)
    Changes in operating assets and liabilities:
    Increase in accounts receivable                        (1,411,630)        (424,370)
    Decrease in inventories                                   270,811           85,551
    Decrease (increase) in prepaid expenses
      and other current assets                                 31,348         (183,052)
    Decrease (increase) in other assets                        36,708          (68,729)
    Increase (decrease) in accounts payable                   736,310          (45,337)
    Increase in accrued expenses                              277,664          121,702
    (Decrease) increase in deferred revenues                  (43,571)          91,057
                                                          -----------        ---------
Net cash used in operations                                (2,531,543)      (1,877,378)
                                                          -----------        ---------
Cash flows from investing activities:
  Purchases of property and equipment,
    net of landlord reimbursement                          (1,542,431)      (1,954,646)
  Purchase of long-term investment                                 --         (400,000)
                                                          -----------        ---------
Net cash used in investing activities                      (1,542,431)      (2,354,646)
                                                          -----------        ---------
 Cash flows from financing activities:
  Net proceeds from (repayments of)
    short term borrowings                                   2,001,077         (711,952)
  Shareholder loan                                           (145,408)              --
  Repayments of stockholder loan                                   --         (287,000)
  Proceeds from notes payable for equipment refinancing       873,610               --
  Repayments of notes payable                                (195,887)         (83,763)
  Proceeds from private placement, net of offering
  Costs of $216,763                                         1,544,031               --
  Proceeds from initial public offering,
    net of offering costs of $1,602,175                            --        7,434,383
  Proceeds from sale of options                                55,986               --
                                                          -----------        ---------
Net cash provided by financing activities                   4,133,409        6,351,668
                                                          -----------        ---------
Net increase in cash and
  cash equivalents                                             59,435        2,119,644
    Cash and cash equivalents,
      beginning of period                                   2,342,011          222,367
                                                          -----------        ---------
    Cash and cash equivalents,
      ending of period                                     $2,401,446       $2,342,011
                                                          ===========        =========

                Supplemental disclosure of cash flow information:
Cash paid for interest                          165,540              53,887
Cash paid for income taxes                       27,881              12,736
  Noncash investing and financing activities:
Equipment acquired under capital lease
      Obligations                               539,764                  --
Proceeds receivable associated with
      private placement                         600,000                  --
Issuance of common stock in connection with
  private placement                             100,000                  --
Issuance of common stock in connection with
  bridge financing                                   --             250,000

      The accompanying notes are an integral part of these consolidated statements.

                   BELL TECHNOLOGY GROUP LTD. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

         Bell Technology Group Ltd. and Subsidiaries (the "Company") was incorporated in the State of Delaware in September 1995. Shortly thereafter, the Company succeeded by merger to all the assets and liabilities of PFM Technologies Corporation ("PFMT"), a New York corporation. In July 1994, the sole stockholder of NAFT International Ltd. ("NAFT") and Stellar Graphics Corp. ("Stellar Graphics") exchanged 100% of the common stock of both companies for 100 shares (100%) of PFMT, then a newly formed corporation, in a tax free exchange. Subsequent to this transaction, an additional 100 shares of PFMT were issued to Harpoon Holdings, Ltd. ("Harpoon") in consideration for $200,000.
The Company also owns 100% of the equity of NAFT Computer Service Corp. ("NCS") a New York corporation formed in September 1994, PFM Communications Inc. ("PFMC"), a New York corporation formed in March 1995 and GameNet Corp. ("GameNet"), a New York corporation formed in March 1995. Prior to the merger of PFMT into the Company, these entities were wholly owned subsidiaries of PFMT. During 1996, the Company changed the name of Stellar Graphics Corp. to Bluestreak Digital Inc. ("Bluestreak").

         The consolidated financial statements herein include the accounts of the Company, NAFT, PFMC, NCS, GameNet and Bluestreak. All material intercompany accounts and transactions have been eliminated. In September 1995, the Company changed its fiscal year end from December 31 to September 30.

OPERATIONS

         The Company's activities presently fall into two main segments. One segment consists of computer products sales, service network installation and maintenance. The second segment consists of all Internet related activities including Web hosting and interactive CD ROM design, preparation and 3-D animation.

         In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital, operating activities and open-end equipment lease commitment from Cisco Systems, Inc. of $1,000,000 received in December 1997. In addition, the Company has a $3,000,000 credit facility with NationsCredit discussed in note 3 to the financial statements. Borrowings under the NationsCredit credit facility and security interests are limited to inventory held primarily for sale to customers and the availability of current accounts receivable of the Company's hardware sales subsidiary. The Company is presently discussing an increase in its credit facility with NationsCredit based upon a pledge of inventory and receivables held by its other subsidiary corporations. However, in order to continue with its expansion program, the Company will be required to raise additional debt or equity capital of several million dollars. The Company is seeking other financing alternatives to finance its expansion. However, there is no assurance that the Company will be able to raise such additional cash.

Segment Information

         The following is a summary of segment information for the fiscal years ended September 30, 1997 and 1996.


Fiscal year ended September 30, 1997

                                      Computer          Internet and
                                      Products &           Media
                                      Service Sales     Development    Consolidated

Sales to unaffiliated customers       $14,986,417       $2,413,538      $17,399,955
Operating Loss                            378,647           84,632        3,010,234*
Identifiable assets                     5,781,580        2,105,207       11,024,988**

Fiscal year ended September 30, 1996

                                      Computer          Internet and
                                      Products &           Media
                                      Service Sales     Development    Consolidated

Sales to unaffiliated customers       $9,732,322        $  641,342      $10,373,664
Operating Loss                           267,482           359,751        1,688,721*
Identifiable assets                    3,442,760         1,132,253        7,809,782**


* Includes $2,546,955 for the fiscal year ended September 30, 1997 and $1,061,488 for fiscal year ended September 30, 1996 of unallocated corporate overhead including executive salaries of $616,034 for fiscal year ended September 30, 1997 and $389,000 for fiscal year ended September 30, 1996 and overhead including rent, payroll charges for administrative staff including accounting, human resources, MIS and other support personnel and professional fees.

** Including corporate assets not allocable to a particular segment of $3,138,201 and $3,234,769 for the fiscal years ended September 30, 1997 and 1996.


NET LOSS PER COMMON SHARE

         Net loss per common share is based on the weighted average number of shares outstanding during the periods presented. The impact of outstanding warrants and stock options has not been included in the calculation as the effect would be anti-dilutive.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.


CONCENTRATIONS OF CASH AND ACCOUNTS RECEIVABLE

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. As of September 30, 1997, the Company had concentrations of cash in a bank in the form of demand deposits, certificates of deposit and restricted letter of credit accounts, totaling approximately $2,211,695. The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. The Company primarily operates in the New York City metropolitan area.

SIGNIFICANT VENDORS

         One vendor comprises approximately $2,787,000 or 22% of the Company's inventory purchases during the fiscal year ended September 30, 1997. If such vendor ceases to supply the Company, management is confident it can procure comparable services at similar costs elsewhere.

INVENTORIES

         Inventory consists of computer hardware and software, parts and related items. Inventories are carried at the lower of cost or market determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

         Furniture and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, generally five years. Leasehold improvements are recorded at cost and amortized over the term of the lease or life of the asset, whichever is shorter. Property and equipment consist of the following.

                                           September 30,     September 30,
                                               1997               1996
Leasehold improvements                     $  686,662         $  510,057
Computer hardware and software
   and network equipment                    3,724,645          1,862,416
Furniture and delivery equipment              238,014            193,054
Less: Accumulated depreciation             (1,100,483)         (414,233)
                                           ------------       ----------
Property and equipment, net                $3,548,838         $2,151,294
                                           ============       ==========

         Included in property and equipment is $1,413,373 and $155,507 of assets held under capital lease obligations at September 30, 1997 and 1996 respectively. Also included in total property and equipment is $416,667 and $184,086 representing internally developed software costs as of September 30, 1997 and 1996 respectively. In addition, included in property and equipment is $153,014 related to the implementation of a new MIS system as of September 30, 1997. Depreciation expense relating to cost of sales is $203,000 and $0 for 1997 and 1996, respectively.


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

         Monthly subscription service revenue related to Internet access is recognized over the period services are provided. Subscription service and equipment installation revenues, which require the use of Company-provided installation of equipment at a subscriber's location, are recognized at completion of installation and upon commencement of service. Revenues related to the Web; interactive development and to 2-D and 3-D animation are recognized at the completion of each project. Projects are generally completed within a three month period.

COST OF REVENUES

         Cost of revenues in the Company's Internet and Media Development businesses consists primarily of local access costs, leased network backbone circuit costs, the cost of equipment and applications sold to customers and depreciation of network-related equipment and labor. For the Computer Products and Service Sales, the cost of revenues is the cost of the computer products it sells including parts, internal and third-party labor costs, and training and certification costs.

RESEARCH & DEVELOPMENT

         Research and development costs are expensed as incurred.

STOCK-BASED COMPENSATION

       The Company accounts for employee stock options in accordance with Accounting Principles Board No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, the Company applies the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted, because options are only granted at a price equal to market value on the day of grant.

         During 1996, Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," became effective for the Company. SFAS No. 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, SFAS No. 123 allows companies currently applying APB No. 25 to continue using that method.

The Company has therefore elected to continue applying the intrinsic value method under APB No. 25. For companies that choose to continue applying the intrinsicvalue method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 4 for additional discussion.


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

RECENT PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, SFAS 128 requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution; Diluted EPS reflects potential dilution from the exercise or conversion of securities into common stock or from other contracts to issue common stock, and is similar to the currently required fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS for all prior periods presented. The Company does not expect the impact of the adoption of SFAS 128 to be material to previously reported EPS.

2.       Fourth Quarter Adjustments

         During the fourth quarter of 1997, the Company established an additional reserve of $360,000 for Returned Merchandise Allowances to properly reflect the value of its receivables from vendors of merchandise to the Company. The Company considers this event to be non-recurring and future write-offs to be significantly lower. The Company also increased its allowance for doubtful accounts by $50,000.

3.       Short Term Borrowings

The Company (through its NAFT subsidiary) has a Revolving Credit Agreement with NationsCredit ("Nations") which may be used to finance its accounts receivable and inventory up to a maximum of $3 million. The availability of credit is based upon the balance of collateral available which is 80% of its current accounts receivable and 100% of its inventory. As of September 30, 1997, the Company had an outstanding balance of approximately $2 million, which was the maximum available under the formula. Such obligation is secured by a continuing security interest in the accounts receivable and inventory of NAFT, and guaranties and cross guaranties of the Company and its other subsidiaries. The borrowings bear interest at the prime rate plus 1.75%. Pursuant to the terms of these agreements, NAFT is required to maintain certain liquidity ratios which it is currently maintaining: (a) tangible net worth plus indebtedness subordinated to amounts owed to Nations, less prepaid expenses,officer/employee receivables and other intangible assets of not less than $1.4 million at the end of each fiscal quarter, and (b) a ratio of total liabilities to tangible net worth of no greater than 2.5 to 1 at the end of each fiscal quarter. As of September 30, 1997, NAFT had a tangible net worth of approximately $2.7 million and a ratio of total liabilities to tangible net worth of 1.8 to 1, therefore keeping the Company in compliance with all requirements. While the Credit Agreement gives Nations the right to demand repayment if it deems itself "insecure," Nations has given the Company no indication that it is considering utilizing this provision. Furthermore, incurring losses as the Company builds its new businesses was anticipated in setting its covenants with Nations in October 1996. The Company deems its relationship with Nations to be normal.


4.       STOCKHOLDERS' EQUITY AND STOCK OPTIONS

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

PRIVATE PLACEMENT

         In September 1997, the Company sold 382,609 shares of its common stock in a private transaction for a total consideration of $2,200,000. Form SB-2 was filed with the Securities and Exchange Commission with respect to these shares on November 6, 1997 and became effective on November 20, 1997. A fee with respect to the sale of these shares of $100,000 in cash and 17,391 shares of common stock was paid to the investors and were offset against the proceeds of the issuance. Of the total consideration, $1,600,000 was received by the Company in September 1997. Included in prepaid expenses and other current assets as of September 30, 1997 is a receivable of $600,000 which was received by the Company in October 1997.

BRIDGE FINANCING

         In October 1995, the Company borrowed $250,000 in a Bridge Financing. The Bridge Notes issued in connection with the Bridge Financing carried interest at 9% per annum. Such loans were repaid at the closing of the initial public offering. In connection with the Bridge Financing, the Company issued 35,710 shares of Common Stock to the Bridge Lenders at no cost, which were registered as part of the initial public offering. Debt issuance costs of $257,391 and interest expense of $37,149 were incurred by the Company in fiscal 1996 as a result of the bridge loan transaction.

STOCK OPTIONS

         The Company, with the approval of its stockholders, adopted the 1995 Stock Option Plan ("Option Plan") which reserved 360,000 shares of common stock for issuance under the Option Plan. Under the Option Plan, the term of the options issued are determined by the stock option committee and range from 5 to 10 years from the date of the grant. Option issued to directors are immediately exercisable and options issued to employees are exercisable ratably over a three year period. Options issued before the Company's initial public offering were issued at the fair value of the stock at the date of grant, in the opinion of management. The exercise price of the option issued subsequent to the initial public offering is equal to or greater than 100% of the fair market value of the stock on the date of grant.

         On September 30, 1997, 250,064 options previously issued to employees and directors with a weighted average exercise price of $8.32 were canceled and reissued at, $6.125, the fair market value of the Company's common stock on the date of reissuance. This revaluation did not alter or amend any other provision of the optionee's original option agreement, including the vesting period and option term.

         The Company accounts for awards granted to employees and directors under APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                1997                  1996

     Net loss:         As reported       $   (3,115,433)       $   (1,893,480)
                       Pro forma             (3,307,639)           (2,315,808)

     Loss per share:   As reported              (1.01)                 (0.72)
                       Pro forma                (1.08)                 (0.88)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

Option activity for the two years ended September 30, 1997 is as follows:

                                                                         Weighted Average
                                                          Number          Exercise Price
                                                        of Shares

     Options outstanding, October 1, 1995                 $    --           $      --

         Granted                                          202,730           $    7.04
         Canceled                                              --           $      --
         Exercised                                             --                  --
                                                         --------           ----------

     Options outstanding, September 30, 1996              202,730           $    7.04

         Granted                                          361,897           $    7.41
         Canceled                                        (284,065)          $    8.39
         Exercised                                         (7,998)          $    7.00
                                                        ---------          ----------
     Options outstanding, September 30, 1997              272,564           $    6.13
                                                        =========          ==========

There were 45,437 options available for future grant at September 30, 1997.

The weighted average fair value of options granted is $3.76 and $2.89 for the years ended September 30, 1997 and 1996, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rate of 6.17% and 5.77%; expected life of 6.00 and 4.09 years; expected volatility of 42% and 42% and expected dividend yield of 0%.

The following table summarized information with respect to stock options outstanding at September 30, 1997:

                                               Options Outstanding                           Options Exercisable
                                --------------------------------------------------     -----------------------------
                                   Number of         Weighted                              Number of
                                    Options           Average                               Options         Weighted
                                Outstanding at       Remaining         Weighted         Exercisable at       Average
             Range of            September 30,      Contractual         Average          September 31,      Exercise
         Exercise Prices             1997              Life         Exercise Price           1997             Price
         ---------------             ----              ----         --------------           ----             -----
          $  6.125                   272,564           7.8             $    6.125           150,410               6.125


DEPOSIT SHARES

         In connection with the Company's initial public offering, Marc H. Bell and Harpoon have each deposited 210,000 shares of the Common Stock owned by them (the "Deposit Shares") with the Company. The Company will hold such shares pursuant to a Share Deposit Agreement. The Deposit Shares will be returned to their respective owners in January 2004.

5.       COMMITMENTS AND CONTINGENCIES

CAPITAL AND OPERATING LEASES

         The Company leases office equipment and office space under various noncancellable operating leases accounted for on a straight line basis. Rent expense for the year ended September 30, 1997 and 1996 was approximately $548,897 and $253,402, respectively.

         In February 1996, the Company entered into a lease for its corporate headquarters effective July 1996. The lease is for eleven years and six months starting with an initial annual base rental of $309,250 escalating to $563,547 in the final year. Under the lease, the landlord reimbursed the Company $500,000 for leasehold improvements. The Company is required by the terms of the lease to maintain a security deposit in the form of a letter of credit in the amount of $400,000. In order to obtain a standby letter of credit, the Company maintains a restricted certificate of deposit presently in the amount of $400,000. As of March 1998, this amount is to be reduced to $325,000 if the Company is not in default under the terms of the lease. Therefore $75,000 of this deposit is classified as other current assets and $325,000 is included in "Long-term Investment" of the Company's consolidated balance sheets as of September 30, 1997.

         The Company has entered into leases for various items of its office furniture and equipment as well as for its telephone system accounted for as capital leases. The terms on these leases vary from 36 to 60 month terms.

         The Company refinanced certain of its furniture and computer equipment in April 1997 in the amount of approximately $874,000 from FINOVA Capital Corporation. Such loan is for a term of three years, bears interest at 12.19% per annum and is self-liquidating over its term. Future minimum lease and loan payments under these agreements are as follows:

Year Ending
September 30,                                        Operating      Capital
                                                   ------------     ----------
1998.............................................. $  332,664         $483,116
1999..............................................    423,319          483,116
2000..............................................    447,362          366,732
2001..............................................    456,310          133,968
2002..............................................    465,436           70,404
Thereafter ...........................              2,774,953             --
    Less: Amount representing interest............         --         (279,098)
                                                   ------------     -----------
    Present value of net minimum lease
payments
                                                   $4,900,044       $1,258,238
                                                   ============    ===========


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

         The Company is in an accumulated loss position for both financial reporting and income tax purposes. The tax benefit recorded by the Company has been fully reserved against due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. The Company has a tax loss carryforward of approximately $4.2 million at September 30, 1997. This carryforward expires between 2001 and 2012. The benefit from the provision for taxes of $29,896 for the fiscal year ended September 30, 1996 represents the reversal of deferred taxes provided in prior years.

    Income tax benefit consists of the following:

                                           Year Ended              Year Ended
                                           September                September
                                           30, 1997                 30, 1996
                                         ------------            -------------

                 CURRENT:
                 Federal                 $    --                  $      --
                 State and local              --                         --
                                         ------------            -------------
                 Total                        --                         --
                                         ------------            -------------



                 DEFERRED:
                 Federal                      --                  $  (19,759)
                 State and local              --                     (10,137)
                                         ------------            -------------
                 Total                        --                   $ (29,896)
                                         ------------            -------------
                 Total                $       --                 $   (29,896)
                                         ------------            =============



       The provision for income taxes on historical net income for the years ended September 30, 1997 and 1996 differs from the amount computed by applying the federal statutory rate due to the following:


                                                     Year Ended     Year Ended
                                                      September      September
                                                       30, 1997       30, 1996


       Statutory federal income tax rate                (34)%           (34)%

       State and local taxes, net of federal benefit    (11)%           (11)%
       Other ........................................    (0)%            (1)%
       Valuation allowance ..........................     45%             44%
                                                     --------         --------
       Effective income tax rate ....................    (0)%            (2)%
                                                     ========         ========

         Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                  September 30,    September 30,
                                                       1997            1996
                                                  -------------    -------------

           Deferred tax assets
              (liabilities):

           Tax depreciation and amortization in
           excess of book depreciation and
           amortization                           $  (264,820)       $  (12,920)
           Net operating loss carry forward         1,908,226           733,393
           Allowance for doubtful accounts
              and other reserves                      255,350            29,176
           Deferred Rent                               80,795               --
           Valuation allowance                     (1,979,551)         (749,649)
                                                   -----------       ----------
         TOTAL NET DEFERRED TAX
          LIABILITIES                                      --              --
                                                   ===========       ==========

7.        Employment Agreement

         In October 1995, the Company entered into an employment agreement with Marc H. Bell which extends for a period of five years, terminating on September 30, 2000. Pursuant to the terms of the agreement, Mr. Bell receives a base salary of $200,000 per year and a bonus equal to 5% of the annual pre-tax net income of the Company in excess of $1 million (50% of the Bonus Pool) to the extent, if any, that the Bonus Pool exceeds $100,000.

         During the third quarter of fiscal 1997, the Company made loans to Mr. Bell bearing interest at 8.75% per annum in the total amount of $145,408. These loans are pursuant to his existing employment agreement. The loans mature in June 2002.

         The Company has also entered into employment contracts with William Jahnke and Alan Levy. Such agreements are all similar and contain certain restrictive covenants if employment is terminated by the employee without cause, or by the Company for cause.

8.  SUBSEQUENT EVENT

NEW CREDIT AGREEMENT

         In December 1997, the Company received a $1,000,000 credit line from Cisco Systems Capital Corporation ("CSC") to lease Cisco Systems products and associated peripherals. The credit line is available to the Company for a period of 180 days, is to be repaid over a 36 month period and is subject to quarterly financial review by CSC. The Company may not purchase more than $500,000 on the credit line during any three month period. At the end of the lease term, the Company has the option of purchasing the equipment for fair market value, renew the lease of the equipment for the then fair rental value or return the equipment.