Form 10QSB
period 1997-12-31
BELL TECHNOLOGY GROUP LTD
filed 1998-02-13
CIK 1003111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: December 31, 1997

[  ] TRANSITION  REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________
                         Commission file number 1-14168

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

 ** 3,448,450 shares of Common Stock as of February 13, 1998

Transitional Small Business Disclosure Format (Check One): Yes [ ]   No [x]

                           Bell Technology Group Ltd.
                                and Subsidiaries

    Table of Contents
                                                                        Page No.
PART  I -  FINANCIAL INFORMATION
  Item  1.  Consolidated Balance Sheet as of December 31, 1997 and
                September 30, 1997                                            2

            Consolidated Statements of Operations
               For the Three Months Ended December 31, 1997 and 1996          3

            Consolidated Statements of Cash Flows
               For the Three Months Ended December 31, 1997 and 1996          4

            Notes to Consolidated Financial Statements                      5-6

  Item  2.  Management's Discussion and Analysis of Financial Condition     7-12
               and Results of Operations

PART  II -  OTHER INFORMATION                                                 13

                   Bell Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                     December 31,     Sept 30,
                     Assets                             1997            1997
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                           $ 1,561,516    $ 2,401,446
  Accounts receivable, net of allowance for
   doubtful accounts of $214,684
   as of December 31, 1997 and $194,684 as of
   September 30, 1997, respectively                     3,586,243      3,259,548
  Inventories                                             494,526        487,542
  Prepaid expenses and other current assets               185,039        727,765
                                                      -----------    -----------
     Total current assets                               5,827,324      6,876,301

Property and equipment, net                             4,135,739      3,548,838
Long-term investment                                      325,000        325,000
Loan to stockholder                                       145,408        145,408
Other assets                                              212,559        129,441
                                                      -----------    -----------
     Total assets                                     $10,646,030    $11,024,988
                                                      ===========    ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
  Short-term borrowings                           $  1,910,352     $  2,001,157
  Current portion of notes payable                     330,869          335,021
  Accounts payable                                   2,550,770        2,010,507
    Accrued expenses                                    34,624          425,852
    Deferred revenues                                   87,599          123,046
                                                  ------------     ------------
     Total current liabilities                       4,914,214        4,895,583

  Notes payable, less current portion                  825,900          923,217
  Other long term liabilities                          230,907          191,928
                                                  ------------     ------------

     Total liabilities                               5,971,021        6,010,728
                                                  ------------     ------------
  Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value; 500,000
  shares authorized; no shares issued and
  outstanding                                             --               --
  Common Stock, $.01 par value; 10,000,000
  shares authorized; 3,448,450
  shares issued and outstanding                         34,485           34,485
  Additional paid-in capital                        10,011,836       10,069,474
  Accumulated deficit                               (5,371,312)      (5,089,699)
                                                  ------------     ------------
     Total stockholders' equity                      4,675,009        5,014,260
                                                  ------------     ------------
     Total liabilities and stockholders'
        equity                                    $ 10,646,030     $ 11,024,988
                                                  ============     ============

     The accompanying notes are an integral part of these consolidated balance sheets.

                           Bell Technology Group Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                           December 31,
                                                      1997              1996

Revenue                                            $ 4,739,567      $ 3,696,399
Costs and expenses:
  Cost of revenues (exclusive of
     depreciation expense shown below)               3,113,899        2,790,300
  Selling, general and administrative                1,609,438        1,444,795
  Depreciation and amortization                        241,860          156,466
                                                   -----------      -----------

     Total costs and expenses                        4,965,197        4,391,561
                                                   -----------      -----------

Loss from operations                                  (225,630)        (695,162)

  Interest income (expense), net                       (55,984)          14,356
                                                   -----------      -----------

Net loss                                           $  (281,614)     $  (680,806)
                                                   ===========      ===========

Basic net loss per common share                    $     (0.08)     $     (0.22)
                                                   ===========      ===========


Basic weighted average
   shares outstanding                                3,448,450        3,084,339



     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                   Bell Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         Three Months Ended
                                                            December 31,
                                                         1997            1996
Cash flows from operating activities:
  Net loss                                          $  (281,614)    $  (680,806)
  Adjustments to reconcile net (loss)
  to net cash used in operating activities
    Depreciation and amortization                       241,860         156,466
    Provision for bad debts                              20,000            --
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                  (306,695)     (1,277,477)
    (Increase)in inventories                             (6,984)       (247,228)
    Decrease in prepaid expenses
       and other current assets                         542,726          67,779
    Decrease (increase) in other assets                 (83,118)         43,897
    Increase in accounts payable                        540,743         520,397
    (Decrease)increase in accrued expenses             (391,228)         29,803
    (Decrease)increase in deferred revenues             (35,447)         32,726
                                                    -----------     -----------
Net cash provided by (used in) operations               240,243      (1,354,443)
                                                    -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment,
    net of landlord reimbursement                      (828,761)       (691,270)
                                                    -----------     -----------
Net cash used in investing activities                  (828,761)       (691,270)
                                                    -----------     -----------
Cash flows from financing activities:
  Net proceeds from short term borrowings               (90,805)        779,392
  Net repayments of notes payable                      (101,469)        (11,801)
  Additional costs incurred with private
   placement from September 1997                        (59,138)           --
                                                    -----------     -----------
Net cash provided by financing activities              (251,412)        767,591
                                                    -----------     -----------
Net (decrease)increase in cash and
  cash equivalents                                     (839,930)     (1,278,122)
    Cash and cash equivalents,
     beginning of period                              2,401,446       2,342,011
                                                    -----------     -----------
Cash and cash equivalents,
 end of period                                      $ 1,561,516     $ 1,063,889
                                                    ===========     ===========

     The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements

                           BELL TECHNOLOGY GROUP LTD.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The  consolidated  balance  sheets  as  of  December  31,  1997,  statements  of operations for the three months ended December 31, 1997 and 1996 and the statements of cash flows for the three months ended December 31, 1997 and 1996 have been prepared by Bell Technology Group Ltd. (the "Company") without audit. All material inter-company accounts and transactions have been eliminated. The consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB on file with the Securities and Exchange Commission. Results of operations for the three-month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2. REVOLVING CREDIT AGREEMENT

The Company (through its subsidiary NAFT International Ltd.) presently has $3.0 million available to it pursuant to a Revolving Credit Agreement with NationsCredit ("Nations") which may be used to finance its accounts receivable and inventory. The availability of credit is based upon the balance of collateral available which is 80% of its current qualifying accounts receivable and 100% of its inventory. As of December 31, 1997, the Company had both available and outstanding a balance of approximately $1.9 million. Such obligation is secured by a continuing security interest in the accounts receivable and inventory of NAFT, and guaranties and cross guaranties of the Company and its other subsidiaries. The borrowings bear interest at the prime rate plus 1.75%. Pursuant to the terms of these agreements, NAFT is required to maintain certain liquidity ratios. NAFT is in compliance with this agreement.
While the Credit Agreement gives Nations the right to demand repayment if it deems itself "insecure," Nations has given the Company no indication that it is considering utilizing this provision. Furthermore, incurring losses as the Company builds its new businesses was anticipated in setting its covenants with Nations in October 1996. The Company deems its relationship with Nations to be normal.

3. NOTES AND MORTGAGES PAYABLE

The Company has entered into leases for various items of its office furniture and equipment as well as for its telephone system accounted for as capital leases. The terms on these leases vary from 36 to 60 month terms.

The Company financed certain of its furniture and computer equipment in April 1997 in the amount of approximately $874,000 with FINOVA Capital Corporation. Such loan is for a term of three years, bears interest at 12.19% per annum and is self-liquidating over its term.

4. COMMITMENTS AND CONTINGENCIES

In February 1996, the Company entered into a lease for its corporate headquarters effective July 1996. The lease is for eleven years and six months starting with an initial annual base rental of $309,250 escalating to $563,547 in the final year. Under the lease, the landlord reimbursed the Company $500,000 for leasehold improvements. The Company is required by the terms of the lease to maintain a security deposit in the form of a letter of credit in the amount of $400,000. In order to obtain a standby letter of credit, the Company maintains a restricted certificate of deposit presently in the amount of $400,000. As of March 1998, this amount is to be reduced to $325,000 if the Company is not in default under the terms of the lease. Therefore $75,000 of this deposit is classified as other current assets and $325,000 is included in "Long-term Investment" of the Company's consolidated balance sheets as of December 31, 1997 and September 30, 1997, respectively.

5. DEPRECIATION AND AMORTIZATION

Depreciation expense relating to cost of revenues is $63,266 and $45,016 for the three months ended December 31, 1997 and 1996, respectively.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which requires the presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Operations. Options and warrants are not included in the calculation of diluted earnings per share if the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

Net loss per share under the provisions of SFAS 128 for periods prior to the first quarter of fiscal 1998 did not differ from the net loss per share as reported in those prior periods.

The following table summarizes securities that were outstanding as of December 31, 1997 and 1996, but not included in the calculation of diluted net loss per share because such shares are antidilutive.

                                                      December 31,
                                                  ---------------------
                                                   1997          1996
                                                   ----          ----

                                  Options         341,064      214,564
                                  Warrants        695,933      661,250

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

     The Company has continued to narrow its focus as to the types of hardware and software products which it offers for sale and expects the percentage of revenues from the sale of computer hardware to decline in relation to total sales and probably in absolute dollar terms. Its primary focus now are products that: (a) are related to its Internet services operation; (b) generate higher profit margins; (c) are of a type which require greater after market support,
(d) experience little price competition from mail order houses and other resellers, and (e) which brings the Company into contact with companies of the type which can use a broad range of the services offered by the Company.

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

     Internet and Media Development

     With its staff of Internet engineers and systems administrators, the Company offers multiple platforms for World Wide Web hosting and development, and is continually working on new and unique approaches to the use of the Internet for business solutions. The Company's network operations center provides sophisticated Internet connectivity available for direct, high-speed Internet connections and World Wide Web hosting and co-location facilities. The Company operates this aspect of its business on a highly personalized level as opposed to using a mass-market approach, paying particular attention to the particular needs of its clients. It is believed that facilities-based Internet services are the future of the industry. Major corporations, which have web hosting and/or co-location services, such as MSNBC Desktop Video and General Media International, work closely with the Company at its facility.

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

     The Company has embarked on a program of expanding and up-dating its Internet operations. To this end, it has increased the amount of its existing space at its 295 Lafayette Street which is devoted to Internet operations, including web hosting and co-location facilities and services. In the first quarter it spend approximately $800,000 on such expansion.

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

     Interactive Development

     The Company's graphic arts capabilities include creating and assembling World Wide Web sites, interactive applications such as computer based training and promotional sales material. The Company works with content providers such as marketing and advertising firms to provide the technical and design aspects of a project for large-scale multimedia projects including sites to be used on the Internet.

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

Results of Operations
Three Months Ended December 31, 1997 Compared With Three Months Ended December 31, 1996

Revenues. Consolidated revenues for the three months ended December 31, 1997 compared to the same period in 1996, increased approximately 28.2% from approximately $3.7 million to approximately $4.7 million. This increase was due primarily to a increase in sales from the Internet and Media Development segment which increased sales from approximately $409,000 for the three months ended December 31, 1996 to approximately $1,328,000 for the three months ended December 31, 1997 for an increase of 224.7% over the prior period. Sales in the Computer Products Sales and Service segment increased 3.7% from approximately $3,287,000 for the three months ended December 31, 1996 to approximately $3,408,000 for the three months ended December 31, 1997. The Company is de-emphasizing hardware sales in favor of software and Internet related sales which tend to produce better profit margins. It intends to focus its future operations primarily in the areas of Internet related activities, sales of high-end computer products and systems, training, interactive development and web site development.

Cost of Revenues. Cost of Revenues for the three months ended December 31, 1997 were approximately $3.1 million, or approximately 65.7% of revenues, as compared to approximately $2.8 million or approximately 74.1% of revenues for the comparable period in fiscal 1996. The increase in gross profit margin was due to the fact that an increased percentage of sales came from sales of services (including Internet services)that generate higher profit margins, rather than sales of products. In addition, sales of more sophisticated computer systems that required greater pre-sales and after market customer assistance generated higher gross profit margins.

Selling, General and Administrative. For the three months ended December 31, 1997, Selling, General and Administrative expenses increased from approximately $1.4 million to approximately $1.6 million. However, such increase was actually a decrease in such expense as a percentage of revenues from 39.1% for the three month period ended December 31, 1996 to 33.9% of revenues for the three month period ended December 31, 1997. The growth in the sales of the Internet and Media Development segment resulted in the lower percentage of selling, general and administrative in comparison to revenues. The Company intends to further increase the number of sales people involved in Internet operations order to increase revenues in its Internet and Media Development division.

Net Loss. For the three month period ended December 31, 1997, the Company incurred a net loss of approximately $282,000 or $0.08 per share as compared to a net loss of approximately $681,000 or $0.22 for the corresponding three month period ending December 31, 1996. The Company feels that it has achieved a leveling of its fixed operating expenses and that variable expenses will fluctuate in response to changes in revenue. However, it is reasonable to believe that in the transition of product mix the Company could incur further losses.

     Liquidity and Capital Resources

The Company (through its subsidiary NAFT International Ltd.) presently has $3.0 million available to it pursuant to a Revolving Credit Agreement with NationsCredit ("Nations") which may be used to finance its accounts receivable and inventory. The availability of credit is based upon the balance of collateral available that is 80% of its current qualifying accounts receivable from sales of hardware and software and 100% of its inventory. As of December
31, 1997, the Company had both available and outstanding a balance of approximately $1.9 million. Such obligation is secured by a continuing security interest in the accounts receivable and inventory of NAFT, and guaranties and cross guaranties of the Company and its other subsidiaries. The borrowings bear interest at the prime rate plus 1.75%. Pursuant to the terms of these agreements, NAFT is required to maintain certain liquidity ratios. NAFT is in compliance with this agreement. While the Credit Agreement gives Nations the right to demand repayment if it deems itself "insecure," Nations has given the Company no indication that it is considering utilizing this provision. Furthermore, incurring losses as the Company builds its new businesses was anticipated in setting its covenants with Nations in October 1996. The Company deems its relationship with Nations to be normal.

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

The Company had a negative cash flow of approximately $840,000 for the three months ended December 31, 1997. This resulted in part from cash provided by operations of approximately $240,000 which represents the net loss of approximately $282,000, the increase in accounts receivable of approximately $307,000 million (offset by the increase in accounts payable of approximately $543,000 and the decrease of accrued expenses of $391,000). In addition, the Company purchased property and equipment in the amount of approximately $829,000 million. The negative cash flow and purchases of property and equipment has caused a decrease in working capital from approximately $1,981,000 at September 30, 1997 to approximately $913,000 at December 31, 1997 and a decrease in the current ratio from 1.4 to 1 at September 30, 1997 to 1.2 to 1 at December 31, 1997. The decrease in prepaid expenses and other current assets is mainly the result of the Company's private placement in September 1997 of which $600,000 which was included as of September 30, 1997 as a receivable which was received in October 1997.

The variances in the Statements of Cash Flows between the three months ended December 31, 1997 and the three months ended December 31, 1996 are a reflection of the development of the Company during 1997, which is discussed above, and the aggressive expansion program which followed. The significant increase in capital expenditures is due to the Company's continuing focus on the development of its Internet related activities which included the purchase of servers, routers, cabinets, monitors and other equipment necessary to create and expand the equipment used to host web sites. While the Company does not anticipate failing to comply with the financial covenants discussed above, it must either increase its borrowings under its Nations line of credit, and/or raise additional equity or loan capital from outside sources. There can be no assurance that the Company could successfully raise such additional capital.

Recently Issued Accounting Standards

In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which requires the presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Operations. Options and warrants are not included in the calculation of diluted earnings per share if the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

Net loss per share under the provisions of SFAS 128 for periods prior to the first quarter of fiscal 1998 did not differ from the net loss per share as reported in those prior periods.

The following table summarizes securities that were outstanding as of December 31, 1997 and 1996, but not included in the calculation of diluted net loss per share because such shares are antidilutive.

                                                          December 31,
                                                       -------------------
                                                        1997         1996
                                                        ----         ----

                                      Options          341,064     214,564
                                      Warrants         695,933     661,250

Forward Looking Statements

The foregoing management discussion and analysis contains certain forward-looking statements. Due to the fact that the Company faces intense competition in a business characterized by rapidly changing technology, and must raise additional capital in order to continue with its existing capital expenditure program, actual results and outcomes may differ materially from any such forward looking statements. Future results of operations are, in general, difficult to forecast due to the fast moving pace of the industry. Additional information concerning factors that could cause actual results to differ materially from those in the forward looking statements is contained under the heading "Risk Factors" listed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Bell Technology Group Ltd.

Date:  February 13, 1998      By: /s/  Marc H. Bell
                              -------------------------------------
                              Marc H. Bell, President & CEO


Date:  February 13, 1998      By: /s/ Robert B. Bell
                              -------------------------------------
                              Robert B. Bell, Exec. Vice President & CFO


Date:  February 13, 1998      By: /s/  Alan Levy
                              -------------------------------------
                              Alan Levy, Treasurer and Chief Accounting Officer