Form 10QSB
period 1998-03-31
BELL TECHNOLOGY GROUP LTD
filed 1998-05-15
CIK 1003111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:   March 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from          to
                 Commission file number 1-14168

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

                                  (212)334-8500
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date:
 3,487,911 shares of Common Stock as of May 7, 1998

Transitional Small Business Disclosure Format (Check One):  Yes [ ]   No [x]

                           Bell Technology Group Ltd.
                                and Subsidiaries

    Table of Contents

                                                                        Page No.
PART  I -  FINANCIAL INFORMATION
  Item  1.  Consolidated Balance Sheet as of March 31, 1998 and
                September 30, 1997                                          2

            Consolidated Statements of Operations
               For the Three Months Ended March 31, 1998 and 1997           3

            Consolidated Statements of Operations
               For the Six Months Ended March 31, 1998 and 1997             4

            Consolidated Statements of Cash Flows
               For the Six Months Ended March 31, 1998 and 1997             5

            Notes to Consolidated Financial Statements                     6-8

  Item  2.  Management's Discussion and Analysis of Financial Condition    9-13
               and Results of Operations

PART  II -  OTHER INFORMATION                                              14

                   Bell Technology Group Ltd. and Subsidiaries
                           Consolidated Balance Sheets

                                                March 31,     Sept 30,
                        Assets                    1998          1997
                                              (Unaudited)
Current assets:
  Cash and cash equivalents                    $  984,625    $ 2,401,446
  Accounts receivable, net of allowance for
   doubtful accounts of $272,986 and $194,684
   as of March 31, 1998 and September 30, 1997,
   respectively                                 2,857,387      3,259,548
  Inventories                                     478,942        487,542
  Prepaid expenses and other current assets       324,199        727,765
                                               ----------    -----------
     Total current assets                       4,645,153      6,876,301
Property and equipment, net                     4,593,760      3,548,838
Long-term investment                              325,000        325,000
Other assets                                      363,702        274,849
                                               ----------    -----------
     Total assets                              $9,927,615    $11,024,988
                                               ==========    ===========

                      Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings                        $1,587,984    $ 2,001,157
  Current portion of notes payable                373,297        335,021
  Accounts payable                              2,554,362      2,010,507
  Accrued expenses                                184,623        425,852
  Deferred revenues                                87,599        123,046
                                               ----------    -----------
     Total current liabilities                  4,787,865      4,895,583
                                               ----------    -----------

  Notes payable, less current portion             807,407        923,217
  Other long term liabilities                     266,397        191,928
                                               ----------    -----------
     Total liabilities                          5,861,669      6,010,728
                                               ----------    -----------
  Commitments and contingencies

Stockholders' equity :
  Preferred Stock, $.01 par value; 500,000
  shares authorized; no shares issued and
  outstanding                                        --            --
  Common Stock, $.01 par value; 10,000,000
  shares authorized; 3,448,450
  shares issued and outstanding                    34,485         34,485
  Additional paid-in capital                    9,991,836     10,069,474
  Accumulated deficit                          (5,960,375)    (5,089,699)
                                               ----------    -----------
     Total stockholders' equity                 4,065,946      5,014,260
                                               ----------    -----------
     Total liabilities and stockholders'
        equity                                 $9,927,615    $11,024,988
                                               ==========    ===========

   The accompanying notes are an integral part of these consolidated balance sheets.


                                   Page - 2 -

                           Bell Technology Group Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  Three Months Ended
                                                      March 31,
                                                 1998           1997

Revenues                                      $ 4,351,607    $ 5,229,452
Costs and expenses:
  Cost of revenues (exclusive of
     depreciation expense shown below)          2,744,070      4,101,810
  Selling, general and administrative           1,869,915      1,392,533
  Depreciation and amortization                   264,359        139,624
                                              -----------    -----------
     Total costs and expenses                   4,878,344      5,633,967
                                              -----------    -----------
Loss from operations                             (526,737)      (404,515)

  Interest income (expense), net                  (62,326)        11,313
                                              -----------    -----------
Loss before taxes                                (589,063)      (393,202)


Provision for taxes                                 --             --
                                              -----------    -----------
Net loss                                      $  (589,063)   $  (393,202)
                                              ===========    ===========


Basic net loss per share                           ($0.17)        ($0.13)


Basic weighted average shares outstanding       3,448,450      3,043,280





     The accompanying notes are an integral part of these consolidated statements.


                                   Page - 3 -

                           Bell Technology Group Ltd.
                                and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Six Months Ended
                                                       March 31,
                                                 1998           1997

Revenues                                      $ 9,091,174    $ 8,925,851
Costs and expenses:
  Cost of revenues (exclusive of
    depreciation expense shown below)           5,857,968      6,847,094
  Selling, general and administrative           3,479,353      2,882,344
  Depreciation and amortization                   506,219        296,090
                                              -----------    -----------
     Total costs and expenses                   9,843,540     10,025,528
                                              -----------    -----------
Loss from operations                             (752,366)    (1,099,677)

  Interest income (expense), net                 (118,310)        25,669
                                              -----------    -----------
Loss before taxes                                (870,676)    (1,074,008)


Provision for taxes                                 --             --
                                              -----------    -----------
Net loss                                      $  (870,676)   $(1,074,008)
                                              ===========    ===========


Basic net loss per share                           ($0.25)        ($0.35)


Basic weighted average shares outstanding       3,448,450      3,042,248





     The accompanying notes are an integral part of these consolidated statements.


                                   Page - 4 -

                   Bell Technology Group Ltd. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                      Six Months Ended
                                                          March 31,
                                                     1998         1997
Cash flows from operating activities:
  Net loss                                       $ (870,676)  $(1,074,008)
  Adjustments to reconcile net (loss)
  to net cash used in operating activities
    Depreciation and amortization                   506,219       296,090
    Provision for bad debt                           78,302        86,833
Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable      323,859    (2,149,268)
    Decrease (increase) in inventories                8,600       (40,720)
    Decrease (increase) in prepaid expenses
       and other current assets                     403,566        73,275
    Decrease (increase) in other assets             (88,853)        7,668
    Increase (decrease) in accounts payable         543,855     1,002,598
    (Decrease) in accrued expenses                 (241,229)      (31,293)
    Increase (decrease) in deferred revenues        (35,447)       44,252
    Increase in other long-term liabilities          74,469          --
                                                 ----------   -----------
Net cash used in operations                         702,665    (1,784,573)
                                                 ----------   -----------
Cash flows from investing activities:
  Purchases of property and equipment,
    net of landlord reimbursement                (1,551,141)   (1,221,666)
                                                 ----------   -----------
Net cash used in investing activities            (1,551,141)   (1,221,666)
                                                 ----------   -----------
Cash flows from financing activities:
  Net proceeds from short term borrowings          (413,173)    1,526,062
  Net proceeds of notes payable                     (77,534)      321,711
  Additional costs incurred with private
   placement from September 1997                    (77,638)         --
  Proceeds from exercise of stock options             --           23,760
                                                 ----------   -----------
Net cash provided by financing activities          (568,345)    1,871,533
                                                 ----------   -----------
Net increase (decrease) in cash and
  cash equivalents                               (1,416,821)   (1,134,706)
    Cash and cash equivalents,
     beginning of period                          2,401,446     2,342,011
                                                 ----------   -----------
Cash and cash equivalents,
 end of period                                   $  984,625   $ 1,207,305
                                                 ==========   ===========

The accompanying notes are an integral part of these consolidated statements


                                   Page - 5 -

                           BELL TECHNOLOGY GROUP LTD.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of March 31, 1998, statements of operations for the three and six months ended March 31, 1998 and 1997 and the statements of cash flows for the six months ended March 31, 1998 and 1997 have been prepared by Bell Technology Group Ltd. (the "Company") without audit. All material inter-company accounts and transactions have been eliminated. The consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB on file with the Securities and Exchange Commission. Results of operations for the three month and six month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

In the opinion of management, the unaudited interim financial statement furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.


2.    REVOLVING CREDIT AGREEMENT

The Company and its subsidiaries have entered into a Restated Security Agreement with NationsCredit Distribution Finance, Inc. ("Nations") pursuant to which Nations will make certain advances to the Company to be used to finance its accounts receivable and inventory. The amount available under this arrangement is based upon the balance of collateral available that is 80% of its current qualifying accounts receivable and 50% of its inventory. As of March 31, 1998, the Company had available $2.0 million of which $1.9 million was outstanding. Such obligation is secured by a continuing security interest in the assets of the Company and its subsidiaries. The borrowings bear interest at the prime rate plus 1.75%. On April 30, 1998, the Company repaid approximately $1.9 million of the $2.0 million currently outstanding with Nations with proceeds of its offering described in Note 5 below.


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

4.    COMMITMENTS AND CONTINGENCIES

In February 1996, the Company entered into a lease for its corporate headquarters effective July 1996. The lease is for eleven years and six months starting with an initial annual base rental of $309,250 escalating to $563,547 in the final year. Under the lease, the landlord reimbursed the Company $500,000 for leasehold improvements. The Company is required by the terms of the lease to maintain a security deposit in the form of a letter of credit in the amount of $400,000. In order to obtain a standby letter of credit, the Company maintains a restricted certificate of deposit presently in the amount of $400,000. As of March 1998, this amount was reduced to $325,000 based on the Company not being in default under the terms of the lease. Therefore $75,000 of this deposit is classified as other current assets and $325,000 is included in "Long-term Investment" of the Company's consolidated balance sheets as of March 31, 1998 and September 30, 1997, respectively. The Company received the $75,000 in April 1998.

5.     SUBSEQUENT EVENTS

In April 1998, the Company successfully completed an underwritten private offering for $160,000,000 consisting of 160,000 units, each unit consisting of $1,000 principal amount of 13% Senior Notes due 2005 and one warrant to purchase
3.52 shares of common stock at a purchase price of $14.03 per share. The Notes will mature on May 1, 2005. Interest on the notes will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. The Company has deposited with an escrow agent $57,000,000, that together with the interest received thereon, will be sufficient to pay, when due, the first six interest payments. The Notes are collateralized by a first priority security interest in the Escrow Account. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness


                                   Page - 7 -

6.    DEPRECIATION AND AMORTIZATION

Depreciation expense relating to cost of revenues is $68,640 and $48,783 for the three months ended March 31, 1998 and 1997, and $131,906 and $93,799 for the six months ended March 31, 1998 and 1997, respectively.

7.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

The following table summarizes securities that were outstanding as of March 31, 1998 and 1997, but not included in the calculation of diluted net loss per share because such shares are antidilutive.

                                                    March  31,
                                                ----------------
                                                1998        1997
                                                ----        ----

                              Options           926,564     257,564
                              Warrants          695,933     661,150


                                   Page - 8 -

PART I  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was founded in 1989 by Marc H. Bell as NAFT International Ltd. ("NAFT"). From 1989 to 1994 the Company acted as a Value-Added Reseller primarily providing custom computer hardware and software solutions for desktop publishing. The Company specialized in Atex to Mac conversions and worked with most major publishing houses and advertising agencies including Time Warner and Olgivy & Mather. In July 1994, PFM Technologies Corp., a company organized by Mr. Bell, acquired the assets and liabilities of NAFT and its affiliated corporations in a tax-free exchange of common stock. By 1995 the Company's management recognized information delivery to the desktop as an attractive business opportunity and began to re-shape its business strategy for the future. In September 1995, the Company was reincorporated by merger into Bell Technology Group Ltd., a Delaware corporation, with a focus on entering Internet and Internet-related businesses. The Company began to offer Internet access to business customers by the end of 1996. In 1997 the Company began to capitalize on its expertise in cutting-edge Internet technologies to provide one-stop Internet solutions for large enterprises and as of March 31, 1998 has grown its Internet services customer base of medium and large businesses to over 490 clients.

Prior to 1996, the Company's revenues consisted almost exclusively of sales of computer hardware and software and desktop publishing services. Since 1996, the Company has reshaped its sales of computer hardware and software from mass-marketed computer desktop solutions to higher-end workstation, web and database servers and software for sophisticated commercial Internet solutions. In addition, the Company has significantly grown several new components of revenue including Internet access, interactive development and instructor-led training. Commencing in the fiscal year ended September 30, 1996, the Company began segment reporting of revenue. The Company divided its operations for segment reporting services into two divisions: (i) the "Computer Products Sales and Services Division," which provides value-added systems and network integration and (ii) the "Internet and Media Development Division," which provides high bandwidth dedicated Internet access, web hosting and co-location facilities, interactive development - digital web design, web implementation and 3-dimensional computer animation, and instructor-led training. The Company expects that the Internet and Media Development Division will continue to grow as a percentage of revenues. At the same time, the Company intends to continue to emphasize hardware and software sales of the higher-margin workstation, web and database server and software components complementary to its sophisticated Internet solutions.

The Company historically has experienced negative cash flow from operations and incurred net losses. The Company's ability to continue to grow its revenue base and achieve further operating efficiencies. For the fiscal years ended September 30, 1996 and 1997, the Company generated negative operating cash flows of approximately $1.9 million and approximately $2.5 million, respectively, and incurred net losses of approximately $1.9 million and approximately $3.1 million, respectively. For the six months ended March 31, 1998, the Company generated a positive operating cash flow of approximately $703,000 and incurred a net loss of approximately $871,000. The Company believes its SuperPOP


                                   Page - 9 -
infrastructure will enable it to achieve further economies of scale as it continues to expand its customer base. However, there can be no assurance that the Company will be able to achieve or sustain revenue growth, positive cash flow or profitability in the future. As of March 31, 1998, the Company had generated an accumulated deficit or approximately $6.0 million.

Results of Operations
For the Three Months Ended March 31, 1998 and 1997

Revenues. Consolidated revenues for the three months ended March 31, 1998 compared to the same period in 1997, decreased approximately 17% from approximately $5,239,000 to approximately $4,352,000. This decrease was due primarily to a decrease in sales from the Computer Products Sales and Service segment which had sales for the three months ended March 31, 1998 of approximately $2,899,000 in comparison to $4,618,000 in sales for the three months ended March 31, 1997. The Company has changed its revenue mix. For the three months ended March 31, 1998, 33% of revenues were from the Internet and Media Development Segment as compared to 12% for the comparable period in fiscal 1997. As previously stated, the Company is actively de-emphasizing sales of lower-end and the more popular brands of hardware where price competition is intense and profit margins are low, in favor of software and Internet related sales which tend to produce better profit margins. This trend should continue. The Company intends to focus its future operations primarily in the areas of Internet related activities such as web hosting, co-location, sales of high-end computer products and systems, specialized computer programs (such as Alias, Softimage, etc.), training, interactive development and web site development. Sales from the Internet and Media Development segment increased sales from approximately $621,000 for the three months ended March 31, 1997 to approximately $1,441,000 for the three months ended March 31, 1998 for an increase of 132%.

Cost of Revenues. Cost of Revenues for the three months ended March 31, 1998 were approximately $2,744,000, or approximately 63% of revenues, as compared to approximately $4,151,000 or approximately 79% of revenues for the comparable period in fiscal 1997. Cost of Revenues for the Computer Products and Service Segment for the three months ended March 31, 1998 were approximately $2,344,000, or approximately 81% of revenues , as compared to approximately $3,882,000 or approximately 84% of revenues for the comparable period in fiscal 1997. Cost of Revenues for the Internet and Media Development Segment for the three months ended March 31, 1998 were approximately $401,000 or approximately 28% of revenues, as compared to approximately $220,000 or approximately 35% of revenues for the comparable period in fiscal 1997. The increase in gross profit margin was due to the fact that an increased percentage of sales came from sales of services (including Internet services) and computer programs that generate higher profit margins, rather than sales of products. In addition, sales of more sophisticated computer systems that required greater pre-sales and after market customer assistance generated higher gross profit margins.

Selling, General and Administrative. For the three months ended March 31, 1998, Selling, General and Administrative expenses increased from approximately $1,392,000 or 27% of sales to approximately $1,870,000 or approximately 43% of sales. The increase in 1998 is due to an increase in payroll, primarily for corporate management personnel and Internet and computer program sales personnel, and technicians and engineers in anticipation of the Company's future expansion. In addition, in the second quarter of 1998, the Company recorded a reserve of $150,000 for a possible additional New York State Sales and Use tax liability. The Company is diligently working with New York State Taxation and Finance to resolve the matter.


                                   Page - 10 -

Net Loss. For the three month period ended March 31, 1998, the Company incurred a net loss of approximately $589,000 or $.17 per share as compared to a net loss of approximately $393,000 or $.13 for the corresponding three month period ending March 31, 1997.

For the Six Months Ended March 31, 1998 and 1997

Revenues. Consolidated revenues for the six months ended March 31, 1998 increased approximately 2% from approximately $8,936,000 to approximately $9,091,000. Revenues from the Computer Products Sales and Service segment for the six months ended March 31, 1998 decreased approximately 21% from approximately $7,981,000 to approximately $6,308,000. Sales from the Internet and Media Development segment for the six months ended March 31, 1998 increased approximately 190% from approximately $955,000 to approximately $2,768,000.

Cost of Revenues. Cost of Revenues for the six months ended March 31, 1998 were approximately $5,858,000 or 64% of revenues, as compared to approximately $6,941,000, or approximately 78% of revenues for the comparable period in fiscal 1997. Cost of Revenues from the Computer Products and Services Segment for the six months ended March 31, 1998 were approximately $5,122,000 or approximately 81% of revenues, as compared to approximately $6,487,000 or approximately 81% of revenues for the comparable period in fiscal 1997. Cost of Revenues for the Internet and Media Development Segment for the six months ended March 31, 1998 were approximately $736,000 or approximately 27% of revenues, as compared to approximately $360,000 or approximately 38% revenues for the comparable period in fiscal 1997.

Selling, General and Administrative. For the six months ended March 31, 1998, Selling, General and Administrative expenses increased from approximately $2,882,000 or approximately 32% of sales to approximately $3,479,000 or 38% of sales.

Net Loss. For the six months ended March 31, 1998, the Company incurred a net loss of approximately $871,000 or $.25 per share as compared to a net loss of approximately $1,074,000 or $.35 per share.

      Liquidity and Capital Resources

The Company and its subsidiaries have entered into a Restated Security Agreement with NationsCredit Distribution Finance, Inc. ("Nations") pursuant to which Nations will make certain advances to the Company to be used to finance its accounts receivable and inventory. The amount available under this arrangement is based upon the balance of collateral available that is 80% of its current qualifying accounts receivable and 50% of its inventory. As of March 31, 1998, the Company had a credit line available $2.0 million, of which $1.9 million was outstanding. Such obligation is secured by a continuing security interest in the assets of the company and its subsidiaries. The borrowings bear interest at the prime rate plus 1.75%. On April 30, 1998, the Company repaid approximately $1.9 million of the $2.0 million currently outstanding with Nations with proceeds of its offering described in "Subsequent Events" below.


                                   Page - 11 -

In December 1997, the Company received a $1,000,000 credit line from Cisco Systems Capital Corporation ("CSC") to lease Cisco Systems products and associated peripherals. The credit line is available to the Company for a period of 180 days, is to be repaid over a 36-month period and is subject to quarterly financial review by CSC. The Company may not purchase more than $500,000 on the credit line during any three-month period. As of March 31, 1998, the Company had used approximately $65,000 of this credit line. At the end of the lease term, the Company has the option of purchasing the equipment for $1.

The Company had a negative cash flow of approximately $1,419,000 for the six months ended March 31, 1998. This resulted in part from cash provided by operations of approximately $703,000 which represents the net loss of approximately $871,000, the decrease in accounts receivable of approximately $324,000 (offset by the increase in accounts payable of approximately $544,000 and the decrease of accrued expenses of $241,000). In addition, the Company purchased property and equipment in the amount of approximately $1,551,000. The significant increase in capital expenditures resulted from the Company's continuing focus on the development of its Internet related activities which included the purchase of servers, routers, cabinets, monitors and other equipment necessary to create and expand the equipment used to host web sites. The negative cash flow and purchases of property and equipment resulted in a decrease in working capital from approximately $1,981,000 at September 30, 1997 to approximately ($143,000) at March 31, 1998 and a decrease in the current ratio from 1.40 to 1 at September 30, 1997 to .97 to 1 at March 31, 1998. The decrease in prepaid expenses and other current assets is mainly the result of the Company's private placement in September 1997 of which $600,000 which was included as of September 30, 1997 as a receivable and which was received in October 1997.

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

The following table summarizes securities that were outstanding as of March 31, 1998 and 1997, but not included in the calculation of diluted net loss per share because such shares are antidilutive.
                                                   March  31,
                                                ----------------
                                                1998        1997
                                                ----        ----

                              Options           926,564     257,564
                              Warrants          695,933     661,150


                                   Page - 12 -

Subsequent Events

In April 1998, the Company successfully completed an underwritten private offering for $160,000,000 consisting of 160,000 units, each unit consisting of $1,000 principal amount of 13% Senior Notes due 2005 and one warrant to purchase
3.52 shares of common stock at a purchase price of $14.03 per share. The Notes will mature on May 1, 2005. Interest on the notes will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. The Company has deposited with an escrow agent $57,000,000, that together with the interest received thereon, will be sufficient to pay, when due, the first six interest payments. The Notes are collateralized by a first priority security interest in the Escrow Account. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. The Company currently plans to use the net proceeds from the offering to expand its New York facilities and construct similar facilities in both London and San Francisco and in addition, increase its sales, marketing, technical and administrative personnel associated with this expansion strategy. The Company is also looking to acquire other Internet service providers in its target markets.

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

Bell Technology Group Ltd.

Date:  May 15, 1998     By:  /s /  Marc H. Bell
                        ----------------------------------------------------
                        Marc H. Bell, President & CEO


Date:  May 15, 1998     By: /s /  Robert B. Bell
                        ----------------------------------------------------
                        Robert B. Bell, Exec. Vice President & CFO


Date:  May 15, 1998     By: /s /  Alan Levy
                        ----------------------------------------------------
                        Alan Levy, Treasurer and Chief Accounting Officer


                                   Page - 14 -