Form 10QSB
period 1998-06-30
GLOBIX CORP
filed 1998-08-14
CIK 1003111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:   June 30, 1998

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from _________ to _________

                 Commission file number 1-14168

            Globix Corporation
      (Exact name of small business issuer as specified in its charter)

            Delaware
      (State or other jurisdiction of incorporation or organization)

            13-3781263
      (IRS Employer Identification No.)

            295 Lafayette Street, 3rd. Floor, New York, NY  10012
      (Address of principal executive offices)

            (212) 334-8500
      (Issuer's telephone number)

            Bell Technology Group, Ltd.
      (Former name, former address and former fiscal year, if changed since last report)

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

  4,140,116 shares of Common Stock as of August 5, 1998

Transitional Small Business Disclosure Format (Check One): Yes |_|  No |X|

SEC 2334 (3/94-)

                               Globix Corporation
                                and Subsidiaries

      Table of Contents

                                                                        Page No.
PART  I -  FINANCIAL INFORMATION

  Item  1.  Consolidated Balance Sheet as of June 30, 1998 and
                September 30, 1997                                        2

            Consolidated Statements of Operations
               For the Three Months Ended June 30, 1998 and 1997          3

            Consolidated Statements of Operations
               For the Nine Months Ended June 30, 1998 and 1997           4

            Consolidated Statement of Changes in Shareholders'
               Equity For the Nine Months Ended June 30, 1998             5

            Consolidated Statements of Cash Flows
               For the Nine Months Ended June 30, 1998 and 1997           6

            Notes to Consolidated Financial Statements                    7-9

  Item  2.  Management's Discussion and Analysis of Financial            10-15
               Condition and Results of Operations

PART  II -  OTHER INFORMATION                                            16-18

                       Globix Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                    June 30,         Sept 30,
                        Assets                        1998             1997
                                                  (Unaudited)
Current assets:
  Cash                                           $   1,731,067     $  2,401,446
  Cash equivalents                                  89,686,070               --
  Restricted cash                                   20,800,000               --
  Accounts receivable, net of allowance
   for doubtful accounts of $272,986
   and $194,684 as of June 30, 1998
   and September 30, 1997, respectively              5,034,578        3,259,548
  Inventories                                          717,590          487,542
  Prepaid expenses and other current assets          1,092,707          727,765
                                                 -------------     ------------
     Total current assets                          119,062,012        6,876,301
Restricted cash and cash equivalents                36,525,000          325,000
Property and equipment, net                          8,501,846        3,548,838
Debt issuance costs, net of accumulated
 amortization of $156,278                            6,407,377               --
Other assets                                           395,933          274,849
                                                 -------------     ------------
     Total assets                                $ 170,892,168     $ 11,024,988
                                                 =============     ============

                      Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings                          $     871,500     $  2,001,157
  Current portion of notes payable                     500,428          335,021
  Accounts payable                                   3,074,805        2,010,507
  Accrued expenses and other liabilities               437,274          548,898
  Accrued interest expense                           3,466,667               --
                                                 -------------     ------------
     Total current liabilities                       8,350,674        4,895,583
                                                 -------------     ------------

  Notes payable, less current portion                  901,757          923,217
  Long-term debt, net of discount                  157,807,200               --
  Other long term liabilities                          302,488          191,928
                                                 -------------     ------------
     Total liabilities                             167,362,119        6,010,728
                                                 -------------     ------------
  Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $.01 par value; 500,000
  shares authorized; no shares issued and
  outstanding                                               --               --
  Common Stock, $.01 par value; 20,000,000
  shares authorized; 3,626,750
  shares issued and outstanding                         36,268           34,485
  Additional paid-in capital                        13,524,159       10,069,474
  Accumulated deficit                              (10,030,378)      (5,089,699)
                                                 -------------     ------------
     Total stockholders' equity                      3,530,049        5,014,260
                                                 -------------     ------------
     Total liabilities and stockholders'
        equity                                   $ 170,892,168     $ 11,024,988
                                                 =============     ============

       The accompanying notes are an integral part of these consolidated balance sheets.


                                   Page - 2 -

                               Globix Corporation
                                and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                       Three Months Ended
                                                             June 30,
                                                      1998              1997

Revenues                                          $ 5,695,816       $ 4,943,114
Costs and expenses:
  Cost of revenues (exclusive of
     depreciation expense shown below)              3,799,740         3,723,598
  Selling, general and administrative               3,009,563         1,461,377
  Depreciation and amortization                       396,234           161,530
                                                  -----------       -----------
     Total costs and expenses                       7,205,537         5,346,505
                                                  -----------       -----------
Loss from operations                               (1,509,721)         (403,391)

  Interest and financing expenses,
   net of interest income of
   $1,018,446 in 1998 and $11,168
   in 1997                                         (2,560,282)          (54,125)
                                                  -----------       -----------
Loss before taxes                                  (4,070,003)         (457,516)

Provision for taxes                                        --                --
                                                  -----------       -----------
Net loss                                          $(4,070,003)      $  (457,516)
                                                  ===========       ===========

Basic net loss per share                               ($1.16)           ($0.15)

Basic weighted average shares
 outstanding                                        3,509,765         3,046,267

        The accompanying notes are an integral part of these consolidated statements.


                                   Page - 3 -

                           Globix Corporation
                            and Subsidiaries
                  Consolidated Statements of Operations
                               (Unaudited)

                                                        Nine Months Ended
                                                             June 30,
                                                      1998             1997

Revenues                                          $ 14,786,990     $ 13,868,965
Costs and expenses:
  Cost of revenues (exclusive of
    depreciation expense shown below)                9,657,707       10,657,524
  Selling, general and administrative                6,488,917        4,256,888
  Depreciation and amortization                        902,453          457,620
                                                  ------------     ------------
     Total costs and expenses                       17,049,077       15,372,032
                                                  ------------     ------------
Loss from operations                                (2,262,087)      (1,503,067)

  Interest and financing expenses,
   net of interest income of
   $1,026,240 in 1998 and $32,036
   in 1997                                          (2,678,592)         (37,330)
                                                  ------------     ------------
Loss before taxes                                   (4,940,679)      (1,540,397)

Provision for taxes                                         --               --
                                                  ------------     ------------
Net loss                                          $ (4,940,679)    $ (1,540,397)
                                                  ============     ============

Basic net loss per share                                ($1.42)          ($0.51)

Basic weighted average shares outstanding            3,468,888        3,044,799

        The accompanying notes are an integral part of these consolidated statements.


                                   Page - 4 -

                               Globix Corporation
                                and Subsidiaries
            Consolidated Statement of Changes in Shareholders' Equity
                     For the Nine Months Ended June 30, 1998
                                   (Unaudited)

                                  Common Stock       Additional       Accumulated
                               Shares     Amount   Paid-in Capital      Deficit          Total
                               ------     ------   ---------------      -------          -----
Balance as of
 September 30, 1997          3,448,450    $34,485    $ 10,069,474     $ (5,089,699)    $ 5,014,260

Additional costs
 incurred with private
 placement from
 September, 1997                    --         --         (77,638)              --         (77,638)

Original issue discount
 on $160 million senior
 note offering                      --         --       2,252,800               --       2,252,800

Issuance of common stock
 upon exercise of options
 and warrants, net of
 fees incurred                 178,300      1,783       1,279,523               --       1,281,306

Net loss                            --         --              --       (4,940,679)     (4,940,679)
                             ---------    -------    ------------     ------------     -----------
Balance as of
 June 30, 1998               3,626,750    $36,268    $ 13,524,159     $(10,030,378)    $ 3,530,049
                             =========    =======    ============     ============     ===========

 The accompanying notes are an integral part of these consolidated statements.


                                   Page - 5 -

                               Globix Corporation
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Nine Months Ended
                                                              June 30,
                                                        1998            1997
Cash flows from operating activities:
  Net loss                                        $  (4,940,679)    $(1,540,397)
  Adjustments to reconcile net (loss)
  to net cash used in operating activities
    Depreciation and amortization                       902,453         457,620
    Interest and financing expenses                      60,000              --
    Provision for bad debt                                   --          86,833
Changes in operating assets and liabilities:
    (Increase) in accounts receivable                (1,775,030)     (2,164,299)
    (Increase) in inventories                          (230,048)       (203,834)
    Decrease (increase) in prepaid expenses
       and other current assets                        (364,942)         86,090
    Decrease (increase) in other assets                (121,084)         18,218
    Increase in accounts payable                      1,064,298         636,955
    (Decrease) in accrued expenses and
       other liabilities                               (111,624)        (75,807)
    Increase in accrued interest expense              3,466,667              --
    Increase in other long-term liabilities             110,560              --
                                                  -------------     -----------
Net cash used in operations                          (1,939,429)     (2,698,621)
                                                  -------------     -----------
Cash flows from investing activities:
  Purchases of property and equipment                (5,855,461)     (1,620,126)
  Investment of long-term restricted cash
    and cash equivalents                            (36,200,000)             --
                                                  -------------     -----------

Net cash used in investing activities               (42,055,461)     (1,620,126)
                                                  -------------     -----------
Cash flows from financing activities:
  Proceeds from senior note offering net
    of offering expenses of $6,407,377              153,592,623              --
  Repayment of short term borrowings                 (1,129,657)      2,246,549
  Net proceeds of notes payable                         143,947       1,186,349
  Additional costs incurred with private
    placement in September 1997                         (77,638)             --
  Proceeds from exercise of stock options and
    warrants, net of fees incurred                    1,281,306          27,993
  Loan to stockholder                                        --        (145,408)
                                                  -------------     -----------
Net cash provided by financing activities           153,810,581       3,315,483
                                                  -------------     -----------
Net increase (decrease) in cash,
  cash equivalents and restricted cash              109,815,691      (1,003,264)
    Cash, cash equivalents and restricted
      cash, beginning of period                       2,401,446       2,342,011
                                                  -------------     -----------
  Cash, cash equivalents and restricted
    cash, end of period                           $ 112,217,137     $ 1,338,747
                                                  =============     ===========

       The accompanying notes are an integral part of these consolidated statements


                                   Page - 6 -

                               GLOBIX CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of June 30, 1998, statements of operations for the three and nine months ended June 30, 1998 and 1997, statement of changes in shareholders' equity for the nine months ended June 30, 1998 and the statements of cash flows for the nine months ended June 30, 1998 and 1997 have been prepared by Globix Corporation (formerly known as Bell Technology Group Ltd.) (the "Company") without audit. All material inter-company accounts and transactions have been eliminated. The consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the fiscal year ended September 30, 1997 on file with the Securities and Exchange Commission. Results of operations for the three month and nine month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

In the opinion of management, the unaudited interim financial statement furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2.    SENIOR NOTE OFFERING

In April 1998, the Company successfully completed a private offering for $160,000,000 consisting of 160,000 units, each unit consisting of $1,000 principal amount of 13% Senior Notes due 2005 and one warrant to purchase 3.52 shares of common stock (total of 563,200 shares of common stock) at a purchase price of $14.03 per share. The Notes will mature on May 1, 2005. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. The Company has deposited with an escrow agent $57,000,000, that together with the interest received thereon, will be sufficient to pay, when due, the first six interest payments. The Notes are collateralized by a first priority security interest in the escrow account. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. The accrued interest expense on the balance sheet represents two months of interest on the notes which will be paid from the escrow account on November 1, 1998. An original issue discount of approximately $2.3 million and expenses of the offering of approximately $6.6 million are being amortized over seven years. The escrow account is reflected on the balance sheet as current restricted cash for the first years interest due of $20.8 million and as long term restricted cash for the remaining balance.

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


                                   Page - 7 -

4.    SUBSEQUENT EVENTS

On July 1, 1998, the Company through BLP Acquisitions LLC, a New York limited liability company ("BLP"), controlled by the Company, purchased the land and building located at 139 Centre Street, New York, New York (the "Property") from Bank Leumi USA, a New York banking corporation. The Property includes a nine story building containing approximately 160,000 square feet of floor space. The Company intends to use the Property to house its New York SuperPOP facility and operations. The Company anticipates occupying the Property beginning February 1999 . The total acquisition cost to date, including the cost of purchasing the right to acquire the Property, of $17,000,000 was paid for with proceeds from the Senior Note offering described in Note 2. The Company also entered into a Purchase Agreement dated June 2, 1998 with the minority member of BLP, (the "Minority Member") setting forth the terms and conditions pursuant to which the Minority Member can require the Company to purchase all of such Minority Member's right, title and interest in BLP and pursuant to which the Company can require the Minority Member to sell all of its right, title and interest in BLP to the Company. The purchase price would be $2.6 million payable interest only for 7 years at which time the principal would be due. Under certain circumstances, a former owner of the right to purchase the Property may be entitled to additional consideration if the Company sells the Property. Deposits and other costs relating to the purchase of the building of approximately $3.3 million have been included in fixed assets as of June 30, 1998.

On June 8, 1998, the Company called for redemption its publicly traded common stock purchase warrants issued in connection with the Company's initial public offering in January, 1996 (the "IPO Warrants"). Prior to the redemption date of July 8, 1998. 581,472 of the 592,055 then outstanding IPO Warrants were exercised at an exercise price of $7.44 per common share. The remaining 10,483 Warrants were redeemed by the Company at a price of $.10 per IPO Warrant. The net proceeds recognized by the Company from the warrant redemption amounted to approximately $4.3 million.

On July 23, 1998, the Company entered into a Securities Purchase Agreement with Cybernet Data Systems, Inc., a Delaware Corporation ("Cybernet"). Cybernet is the publisher of the web site "Edgar-Online.com". Under the securities purchase agreement, the Company purchased for $1,000,000, a 10% Convertible Subordinated Debenture due 2001 (the "Cybernet Debenture") and a Warrant to Purchase Common Stock (the "Cybernet Warrant"). The Cybernet Debenture is non-interest bearing until July 23, 1999. Beginning on July 23, 1999, the Cybernet Debenture will bear interest at a rate of 10% per annum payable semiannually in advance on July 23 and January 23, in each year until July 23, 2001, when the Cybernet Debenture is to be redeemed by Cybernet. The Cybernet Debenture is convertible into 670,000 shares of Cybernet common stock. The Cybernet Warrant entitles the Company to purchase an additional 666,667 shares of Cybernet common stock at an exercise price of $1.50 per share until the Cybernet Warrant's expiration date of July 23, 1999. If the Company converted the Cybernet Debenture into common stock and exercised its Cybernet Warrant, the Company would own approximately 20% of the outstanding shares of Cybernet. In addition, Cybernet has signed a 5 year exclusive contract with the Company to provide web hosting services.

In July 1998, the Company signed a 15 year triple net lease commencing January 15, 1999 to rent approximately 62,000 square feet of office space in Santa Clara, California at an annual base rental of approximately $1.3 million. The building is currently under construction, and completion is scheduled for December 1998. As per the lease agreement, the Company will be required to pay a security deposit of $400,000 upon completion of certain construction terms.


                                   Page - 8 -

5.    DEPRECIATION AND AMORTIZATION

Depreciation expense relating to cost of revenues is $124,690 and $51,501 for the three months ended June 30, 1998 and 1997, and $256,596 and $145,300 for the nine months ended June 30, 1998 and 1997, respectively.

6.    RECENTLY ISSUED ACCOUNTING STANDARDS

In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which requires the presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Operations. Options and warrants are not included in the calculation of diluted earnings per share as the effect would be antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

Net loss per share under the provisions of SFAS 128 for periods prior to the first quarter of fiscal 1998 did not differ from the net loss per share as reported in those prior periods.

The following table summarizes securities that were outstanding as of June 30, 1998 and 1997, but not included in the calculation of diluted net loss per share because such shares are antidilutive.

                                   June 30,
                               ----------------
                               1998        1997
                               ----        ----
            Options           893,230     281,065
            Warrants        1,259,649     833,650

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presenting information on comprehensive income and its components (revenues, expenses, gains, losses and currency translation adjustments) in the financial statements. Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is for fiscal years beginning after December 31, 1997. This statement revises standards for public companies to report financial and descriptive information about reportable operating segments and certain other geographic information. The Company is evaluating methods for adoption of these statements, if necessary, and currently does not expect these new pronouncements to have a material impact on its consolidated financial statements.


                                   Page - 9 -

PART I   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has divided its operations for segment reporting into two divisions:
(i) the "Internet Division," which provides high bandwidth dedicated internet access, web hosting and co-location facilities, web design, web implementation, 3-dimensional computer animation and instructor-led training and (ii) the "Server and Workstation Sales and Services Division," which provides systems integration and support.

Results of Operations
For the Three Months Ended June 30, 1998 and 1997

Revenues. Consolidated revenues for the three months ended June 30, 1998 compared to the same period in 1997, increased approximately 15% from approximately $4,943,000 to approximately $5,696,000. This increase was due primarily to an increase in sales from the Internet segment which increased sales from approximately $705,000 for the three months ended June 30, 1997 to approximately $1,637,000 for the three months ended June 30, 1998 for an increase of 132%. Sales from the Server and Workstation Sales and Services segment for the three months ended June 30, 1998 decreased to approximately $4,063,000 from $4,238,000 in sales for the three months ended June 30, 1997. The Company's revenue mix has continued to change. For the three months ended June 30, 1998, 29% of revenues were from the Internet and Media Development segment as compared to 14% for the comparable period in 1997.

Cost of Revenues. Cost of Revenues for the three months ended June 30, 1998 were approximately $3,800,000, or approximately 67% of revenues, as compared to approximately $3,724,000 or approximately 75% of revenues for the comparable period in fiscal 1997. The primary reason for the decrease in cost of revenues is the increased sales of the Internet segment as a percentage of total sales. Cost of Revenues for the Server and Workstation Sales and Services segment for the three months ended June 30, 1998 were approximately $3,470,000, or approximately 85% of revenues, as compared to approximately $3,566,000 or approximately 84% of revenues for the comparable period in fiscal 1997. Cost of Revenues for the Internet Segment for the three months ended June 30, 1998 were approximately $317,000 or approximately 22% of revenues, as compared to approximately $157,000 or approximately 22% of revenues for the comparable period in fiscal 1997.

Selling, General and Administrative. For the three months ended June 30, 1998, Selling, General and Administrative expenses increased from approximately $1,461,000 or 30% of sales to approximately $3,010,000 or approximately 53% of sales. The increase in 1998 is due to mainly to an increase in payroll, essentially Internet and computer program sales personnel, and technicians and engineers in anticipation of the Company's future expansion. The number of full-time employees increased from 72 as of June 30, 1997 to 120 as of June 30, 1998. In addition, advertising expense increased $186,000 over the three months ended June 30, 1997 as the Company has increased its presence at industry trade shows and has began running advertisements in Crain's New York Business, The New York Times and the Wall Street Journal.


                                  Page - 10 -

Income Taxes. For the three months ended June 30, 1998 and 1997, respectively, the Company has not recorded a tax benefit of a net operating loss carryforward due to the uncertainty of its future utilization.

Net Loss. For the three month period ended June 30, 1998, the Company incurred a net loss of approximately $4,070,000 or $1.16 per share as compared to a net loss of approximately $458,000 or $.15 for the corresponding three month period ending June 30, 1997.

For the Nine Months Ended June 30, 1998 and 1997

Revenues. Consolidated revenues for the nine months ended June 30, 1998 increased approximately 7% from approximately $13,869,000 to approximately $14,787,000. Sales from the Internet segment for the nine months ended June 30, 1998 increased approximately 165% from approximately $1,660,000 to approximately $4,405,000. Revenues from the Server and Workstation Sales and Services segment for the nine months ended June 30, 1998 decreased approximately 18% from approximately $12,209,000 to approximately $10,371,000.

Cost of Revenues. Cost of Revenues for the nine months ended June 30, 1998 were approximately $9,658,000 or 65% of revenues, as compared to approximately $10,658,000, or approximately 77% of revenues for the comparable period in fiscal 1997. The primary reason for the decrease in cost of revenues is the increased sales of the Internet segment as a percentage of total sales. Cost of Revenues from the Server and Workstation Sales and Services for the nine months ended June 30, 1998 were approximately $8,523,000 or approximately 82% of revenues, as compared to approximately $10,140,000 or approximately 83% of revenues for the comparable period in fiscal 1997. Cost of Revenues for the Internet and Media Development Segment for the nine months ended June 30, 1998 were approximately $1,134,000 or approximately 26% of revenues, as compared to approximately $518,000 or approximately 31% revenues for the comparable period in fiscal 1997.

Selling, General and Administrative. For the nine months ended June 30, 1998, Selling, General and Administrative expenses increased from approximately $4,257,000 or approximately 31% of sales to approximately $6,489,000 or 44% of sales. The increase in 1998 is due to mainly to an increase in payroll, essentially for Internet and computer program sales personnel, and technicians and engineers in anticipation of the Company's future expansion. The number of full-time employees increased from 72 as of June 30, 1997 to 120 as of June 30, 1998.

Income Taxes. For the nine months ended June 30, 1998 and 1997, respectively, the Company has not recorded a tax benefit of a net operating loss carryforward due to the uncertainty of its future utilization.

Net Loss. For the nine months ended June 30, 1998, the Company incurred a net loss of approximately $4,941,000 or $1.42 per share as compared to a net loss of approximately $1,540,000 or $.51 per share.


                                  Page - 11 -

      Liquidity and Capital Resources

The Company has a $2,000,000 credit line from Cisco Systems Capital Corporation ("CSC") to lease Cisco Systems products and associated peripherals. The credit line is available to the Company for a period of 180 days, is to be repaid over a 36-month period at an interest rate of approximately 9.2% and is subject to quarterly financial review by CSC. The Company may not purchase more than $500,000 on the credit line during any three-month period. As of June 30, 1998, the Company had used approximately $344,000 of this credit line. At the end of the lease term, the Company has the option of purchasing the equipment for $1.

In April 1998, the Company successfully completed a private offering for $160,000,000 consisting of 160,000 units, each unit consisting of $1,000 principal amount of 13% Senior Notes due 2005 and one warrant to purchase 3.52 shares of common stock (total of 563,200 shares of common stock) at a purchase price of $14.03 per share. The Notes will mature on May 1, 2005. Interest on the notes are payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. The Company has deposited with an escrow agent $57,000,000, that together with the interest received thereon, will be sufficient to pay, when due, the first six interest payments. The Notes are collateralized by a first priority security interest in the escrow account. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. The Company currently plans to use the net proceeds from the offering to expand its New York facilities and construct similar facilities in both London and the San Francisco Bay area and in addition, increase its sales, marketing, technical and administrative personnel associated with this expansion strategy. The Company is also seeking strategic acquisitions complimentary to its core business. The accrued interest expense on the balance sheet represents two months of interest on the notes which will be paid from the escrow account on November 1, 1998. An original issue discount of approximately $2.3 million and expenses of the offering of approximately $6.6 million are being amortized over seven years. The escrow account is reflected on the balance sheet as current restricted cash for the first years interest due of $20.8 million and as long term restricted cash for the remaining balance.

The Company had a positive cash flow of approximately $110 million for the nine months ended June 30, 1998. This resulted mainly from the proceeds of the senior note offering which closed in April 1998 which raised (net of offering costs) approximately $153.6 million less $36.2 million of the $57 million that which has been placed in long-term escrow to pay, when due, the first six interest payments on the notes. Cash used in operations consists of the net loss of approximately $4.9 million which includes an increase in accounts receivable of approximately $1.8 million offset by an increase in accounts payable of approximately $1.1 million and approximately $3.5 million of accrued interest expense relating to the interest expense on the senior note offering. In addition, the Company purchased property and equipment in the amount of approximately $5.9 million of which approximately $3.3 million represents deposits made on a building purchase in July, 1998 which is described in "Subsequent Events." The other approximate $2.6 million in capital expenditures resulted from the Company's continuing focus on the development of its Internet related activities which included the purchase of servers, routers, cabinets, monitors and other equipment necessary to expand internet operations. The Company historically has experienced negative cash flow from operations and incurred net losses. For the fiscal years ended September 30, 1996 and 1997, the Company generated negative operating cash flows of approximately $1.9 million and approximately $2.5 million, respectively, and incurred net losses of approximately $1.9 million and approximately $3.1 million respectively. For the nine months ended June 30, 1998, the Company generated a negative operating cash flow of approximately $1,939,000 and incurred a net loss of approximately $4,941,000. The Company believes its SuperPOP infrastructure will enable it to achieve further economies of scale as it continues to expand its customer base. However, there can be no assurance that the Company wil be able to achieve or sustain revenue growth, positive cash flow or profitability in the future. As of June 30, 1998, the Company had generated an accumulated deficit of approximately $10 million.


                                  Page - 12 -

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

The following table summarizes securities that were outstanding as of June 30, 1998 and 1997, but not included in the calculation of diluted net loss per share because such shares are antidilutive.

                                   June 30,
                               -----------------
                               1998         1997
                               ----         ----
            Options           893,230     281,065
            Warrants        1,251,649     833,650

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presenting information on comprehensive income and its components (revenues, expenses, gains, losses and currency translation adjustments) in the financial statements. Also in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is for fiscal years beginning after December 31, 1997. This statement revises standards for public companies to report financial and descriptive information about reportable operating segments and certain other geographic information. The Company is evaluating methods for adoption of these statements, if necessary, and currently does not expect these new pronouncements to have a material impact on its consolidated financial statements.

SUBSEQUENT EVENTS

On July 1, 1998, the Company through BLP Acquisitions LLC, a New York limited liability company ("BLP"), controlled by the Company, purchased the land and building located at 139 Centre Street, New York, New York (the "Property") from Bank Leumi USA, a New York banking corporation. The Property includes a nine story building containing approximately 160,000 square feet of floor space. The Company intends to use the Property to house its New York SuperPOP facility and operations. The Company anticipates occupying the Property beginning February 1999. The total acquisition cost to date, including the cost of purchasing the right to acquire the Property, of $17,000,000 was paid for with proceeds from the Senior note offering described in Note 5. The Company also entered into a Purchase Agreement dated June 2, 1998 with the minority member of BLP, (the "Minority Member") setting forth the terms and conditions pursuant to which the Minority Member can require the Company to purchase all of such Minority Member's right, title and interest in BLP and pursuant to which the Company can require the Minority Member to sell all of its right, title and interest in BLP to the Company. The purchase price would be $2.6 million payable interest only for 7 years at which time the principal would be due. Under certain circumstances, a former owner of the right to purchase the Property may be entitled to additional consideration if the Company sells the Property. Deposits and other costs relating to the purchase of the building of approximately $3.3 million have been included in fixed assets as of June 30, 1998. The Company is currently in negotiation with a lending institution to obtain a first mortgage on the land and building for approximately $19.2 million, 10 year loan at an annual interest rate of approximately 7.3% per annum. The Company will be required to maintain a letter of credit of $1.6 million as additional collateral.


                                  Page - 13 -

On June 8, 1998, the Company called for redemption its publicly traded common stock purchase warrants issued in connection with the Company's initial public offering in January, 1996 (the "IPO Warrants"). Prior to the redemption date of July 8, 1998. 581,472 of the 592,055 then outstanding IPO Warrants were exercised at an exercise price of $7.44 per common share. The remaining 10,483 Warrants were redeemed by the Company at a price of $.10 per IPO Warrant. The net proceeds recognized by the Company from the warrant redemption amounted to approximately $4.3 million.

On July 23, 1998, the Company entered into a Securities Purchase Agreement with Cybernet Data Systems, Inc., a Delaware Corporation ("Cybernet"), Cybernet is the publisher of the web site "Edgar-Online.com". Under the Securities Purchase Agreement, the Company purchased for $1,000,000, a 10% Convertible Subordinated Debenture due 2001 (the "Cybernet Debenture") and a Warrant to Purchase Common Stock (the "Cybernet Warrant"). The Cybernet Debenture is non-interest bearing until July 23, 1999. Beginning on July 23, 1999, the Cybernet Debenture will bear interest at a rate of 10% per annum payable semiannually in advance on July 23 and January 23, in each year until July 23, 2001, when the Cybernet Debenture is to be redeemed by Cybernet. The Cybernet Debenture is convertible into 670,000 shares of Cybernet common stock. The Cybernet Warrant entitles the Company to purchase an additional 666,667 shares of Cybernet common stock at an exercise price of $1.50 per share until the Cybernet Warrant's expiration date of July 23, 1999. If the Company converted the Cybernet Debenture into common stock and exercised its Cybernet Warrant, the Company would own approximately 20% of the outstanding shares of Cybernet. In addition, Cybernet has signed a 5 year exclusive contract with the Company to provide web hosting services.

In July 1998, the Company signed a 15 year triple net lease commencing January 15, 1999 to rent approximately 62,000 square feet of office space in Santa Clara, California at an annual base rental of approximately $1.3 million. The building is currently under construction, and completion is scheduled for December 1998. As per the lease agreement, the Company will be required to pay a security deposit of $400,000 upon completion of certain construction terms. The Company intends to build there a SuperPOP data center and also provide space for sales and administrative personnel.

Year 2000 Discussion

Many computer programs were designed to perform data computations on the last two digits of the numerical value of a year. When computations referencing the year 2000 are performed, these programs may interpret -00- as the year 1900 and could either corrupt the date-related computations or not process them at all. As a result, many software and computer systems may need to be upgraded or replaced in order to comply with such year 2000 requirements.


                                  Page - 14 -

The Company has reviewed all its computer systems, which are provided by third-party manufacturers and certain software which has been created by internal programers. The manufacturers have represented to the Company, that their systems are or will be year 2000 compliant. The internal programming which was all done within the last two years was created to be year 2000 compliant. However, the Company could be adversely impacted by year 2000 issues faced by significant customers, vendors, suppliers, and financial service organizations with whom the Company conducts business. The Company is in the process of determining the impact, if any, that third parties who are not year 2000 compliant may have on its operations.

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


                                  Page - 15 -

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

      a) The Company held its Annual Meeting of Shareholders on April 16, 1998.

      b) The directors elected at the Annual Meeting were:

            Mr. Marc H. Bell              Mr. Martin Fox
            Mr. Robert B. Bell            Lord Anthony St. John
            Mr. Tsuyoshi Shiraishi        Mr. Sid Paterson
            Dr. Richard Videbeck

      c) (i) The shareholders voted on the election of directors as follows:

   Name                           For                      Withheld
-------------------------------------------------------------------
Marc H. Bell                    2,844,460                   20,404
                              -------------              ---------
Robert B. Bell                  2,844,110                   20,754
                              -------------              ---------
Tsuyoshi Shiraishi              2,842,510                   22,354
                              -------------              ---------
Martin Fox                      2,844,610                   20,254
                              -------------              ---------
Richard Videbeck                2,842,360                   22,504
                              -------------              ---------
Lord Anthony St. John           2,841,860                   23,004
                              -------------              ---------
Sid Paterson                    2,844,960                   19,904
                              -------------              ---------

         (ii) The shareholders voted on a proposal to approve the Company's 1998 Stock Option Plan as follows:

                           FOR           2,003,261
                                         ---------
                           AGAINST          47,354
                                         ---------
                           ABSTENTIONS      24,900
                                         ---------


                                  Page - 16 -

            (iii) The shareholders voted on a proposal to amend the Company's Certificate of Incorporation to change the Company's name to Globix Corporation as follows:

                           FOR           2,834,439
                                         ---------
                           AGAINST          25,250
                                         ---------
                           ABSTENTIONS       5,175
                                         ---------

            (iv) The shareholders voted on a proposal to amend the Company's Certificate of Incorporation to increase the authorized shares of Common Stock to twenty million (20,000,000) as follows:

                           FOR           2,809,000
                                         ---------
                           AGAINST          51,164
                                         ---------
                           ABSTENTIONS       4,700
                                         ---------

            (v) The shareholders voted on a proposal to approve Arthur Andersen LLP as the Company's independent public accountants as follows:

                           FOR           2,853,104
                                         ---------
                           AGAINST           8,110
                                         ---------
                           ABSTENTIONS       3,650
                                         ---------

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on form 8-K

(b)   (i) Date Filed: 4/13/98      Date of Event: 4/27/98

            Subject: Press release announcing intent of Company, subject to market and other conditions, to raise up to $140 million in a private placement of high yield securities pursuant to Rule 144A.

      (b)   (i) Date Filed: 5/11/98      Date of Event: 4/24/98

            Subject: Company entered into a Purchase Agreement dated April 24, 1998 to sell ING Baring (U.S.) Securities, Inc. 160,000 Units. Purchase closed on April 30, 1998. Each Unit consists of $1,000 principal amount of 13% Senior Notes due 2005 and one warrant to purchase 3.52 shares of common stock of the Company at $14.03 per share.

                        $57 million in U.S. Government Securities placed in escrow with Marine Midland Bank with income therefrom to be used to pay first six interest payments.

      (b)   (i) Date Filed: 6/19/98      Date of Event: 6/1/98

             Subject:   Name change to Globix.


                                  Page - 17 -

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globix Corporation

Date: August 14, 1998  By: /s/ Marc H. Bell
                       -------------------------------------
                       Marc H. Bell, President & CEO

Date: August 14, 1998  By: /s/ Robert B. Bell
                       -------------------------------------
                       Robert B. Bell, Exec. Vice President & CFO

Date: August 14, 1998  By: /s/ Alan Levy
                       -------------------------------------
                       Alan Levy, Treasurer and Chief Accounting Officer


                                  Page - 18 -