Form 10KSB
period 1998-09-30
GLOBIX CORP
filed 1998-12-29
CIK 1003111

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

                           Commission File No. 1-14168

                               Globix Corporation
           (Name of small business issuer as specified in its charter)

         New York                                             13-3781263
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

295 Lafayette Street, New York, New York    10012
(address of principal executive offices)  (Zip Code)
Issuer's Telephone number, including area code:    (212) 334-8500

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class        Name of Each Exchange on Which Registered
Common Stock,  $.01 par value                Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:


Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                   No
                                ---                      ---

Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [ ]

State issuer's revenues for its most recent fiscal year  - $20,594,933

State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $20,221,181 (based upon the closing price of Issuer's Common Stock, $.01 par value, as of December 14, 1998.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                                  4,140,116
----------------------------                         --------------------------
(Title of Class)                                     (No. of Shares Outstanding
                                                        at December 14, 1998)

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1. Business

         (a) General Development of Business. The Company was originally incorporated in the state of New York in 1989 by Marc H. Bell as NAFT International Ltd. ("NAFT"). In July 1993, Mr. Bell formed Stellar Graphics Corp. (now called Bluestreak Digital, Inc.,). In July 1994, the assets and liabilities of NAFT and Stellar Graphics were acquired by PFM Technologies Corporation ("PFMT") in a tax-free exchange of common stock. In September 1995, the Company was reincorporated by merger into Bell Technology Group Ltd., a Delaware corporation. On June 1, 1998, the Company changed its name to Globix Corporation.

         (b) In July 1994, in a private transaction, the Company received financing from Harpoon Holdings Ltd. ("Harpoon") a British Virgin Islands corporation wholly-owned by Tsuyoshi Shiraishi, a director of the Company, pursuant to which Harpoon became a principal stockholder of the Company.

         (c) In January, 1996, the Company sold, in an initial public offering, 1,150,000 shares of Common Stock at an initial offering price of $7.00 per share, and 575,000 Redeemable Purchase Warrants for $.10 per warrant (the "IPO Warrants"). Each IPO warrant entitled the holder to purchase one share of the Company's common stock for $7.70 per share. The IPO warrants were redeemable by the Company at $.10 per IPO warrant at any time after January 24, 1997 if certain conditions are met. The net proceeds that the Company received from the public offering amounted to approximately $6,600,000.

         (d) In March 1996, the underwriter of the initial public offering exercised its over-allotment option to purchase 129,642 common shares from the Company for $7.00 per share. The net proceeds amounted to approximately $800,000.

         (e) In September 1997, the Company sold 382,609 shares of its common stock in a private transaction for total consideration of $2,200,000. A registration statement on Form SB-2 was filed with the Securities and Exchange Commission with respect to these shares on November 6, 1997 and became effective on November 20, 1997. A fee with respect to the sale of these shares of $100,000 in cash and 17,391 shares of common stock was paid to the investors and were offset against the proceeds of the issuance.

         (f) In April 1998, the Company successfully completed a private offering for $160,000,000 consisting of 160,000 units, each unit consisting of $1,000 principal amount of 13% Senior Notes due 2005 and one warrant to purchase 3.52 shares of common stock (total of 563,200 shares of common stock) at a purchase price of $14.03 per share. The Notes will mature on May 1, 2005. Interest on the notes are payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. The Company has deposited with an escrow agent $57,000,000, that together with the interest received thereon, will be sufficient to pay, when due, the first six interest payments. The Notes are collateralized by a first priority security interest in the escrow account. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness.

         (g) On June 8, 1998, the Company called for redemption the IPO Warrants. Prior to the redemption date of July 8, 1998, 581,472 of the 592,055 then outstanding IPO Warrants were exercised at an exercise price of $7.44 per common share. The remaining 10,483 Warrants were redeemed by the Company at a price of $.10 per IPO Warrant. The net proceeds recognized by the Company from the IPO warrant redemption amounted to approximately $4.3 million.

(h) Narrative Description of Business

     (1) General

         Globix is a leading provider of Internet connectivity and sophisticated Internet-based solutions to large and medium size businesses. Globix provides its customers with a comprehensive range of value-added products and services, designed to enable them to take full advantage of the Internet in order to more effectively carry out their business strategy. Components of Globix's "end-to-end" solutions include:

         -    high bandwidth dedicated Internet access

         - Internet Data Center facilities for hosting customer web sites on our servers, (web hosting) and housing customer web servers and related equipment (co-location)

         - Internet-related hardware and software sales and systems and network integration

         - systems administration and web management, including network security solutions

         -    e-commerce, streaming media and web development solutions

         -    instructor-led corporate training

     Globix currently maintains a strong local market presence in the New York metropolitan area, where most of its customers have substantial operations. Globix markets its products through a locally based direct sales force consisting of over 42 Internet consultants. Globix supports its sales effort with system engineers, network technicians, application designers and customer care professionals, who are able to evaluate the needs of its customers and quickly respond with outsourcing support and tailored solutions which are scaleable, flexible, high performance and cost effective. Globix believes that its ability to offer a broad range of end-to-end Internet solutions in its local market differentiates Globix from most other Internet service providers, or ISPs.

         As of December 1, 1998, Globix had over 800 large and medium size business customer accounts for Internet products and services, many of which are multinational. Globix's customers are in a variety of data-intensive industries such as advertising, financial services, publishing, media and retail. Internet customers include Acclaim Entertainment, the American Red Cross, Bloomingdale's, BPI Communications (Billboard and Adweek), Dow Jones, General Media International (Penthouse), Microsoft, the National Hockey League, Nomura Securities, Ogilvy & Mather, Real Networks, Standard & Poors and Tishman Speyer Properties.

         In December 1995, Globix began offering Internet access from its initial "SuperPOP" facility in New York City. Globix is currently building new and substantially enhanced SuperPOP facilities in New York City, London and the San Francisco Bay area. Each new SuperPOP will feature:

         - a high performance Internet Data Center featuring multiple, redundant, high-capacity fiber feeds, uninterruptable power supplies with back-up generators, dry fire suppression, raised floor and fault tolerant environmental controls

         - a Network Operations Center, which provides 24 hour a day, 7 day a week (24 x 7) monitoring

         - on-site customer care, sales and marketing, systems administration and administrative operations

         - In October 1998, Globix entered into an agreement with Qwest Communications giving it the exclusive right to use portions of Qwest's global fiber network for a 20 year period, including 6,500 route miles of OC-3 capacity fiber coast-to-coast in the United States and a DS-3 fiber link from the United States to the United Kingdom. The fiber network will serve as the principal component of Globix's network backbone.

         - In April 1998, Globix completed a $160 million debt financing to fund the acquisition and build-out of its network backbone and SuperPOP facilities

         - Globix is in the process of establishing both public and private peering, or interconnection, relationships with major backbone providers. As part of this ongoing effort, Globix recently entered into a private peering relationship with America-On-Line ("AOL") that gives Globix' customers and AOL's customers a direct link to each other, allowing them to bypass the public Internet

         - Globix is establishing Points of Presence, or POPs, in Washington, D.C., Chicago and Los Angeles, as part of a planned program of establishing POPs in other major business centers in the United States and Europe.

     INTERNET PRODUCTS AND SERVICES

         Globix's products and services include: (i) high bandwidth dedicated Internet access; (ii) Internet data center facilities for hosting customer web sites on its servers (web hosting) and housing customer web servers and related equipment (co-location); (iii) Internet-related hardware and software sales and systems and network integration; (iv) systems administration and web site management, including network security solutions; (v) e-commerce, streaming media and web development solutions; and (vi) instructor-led corporate training. Each of the Company's new SuperPOP facilities will offer substantially the same range of products and services.

     HIGH BANDWIDTH DEDICATED INTERNET ACCESS

              Globix offers a variety of connectivity solutions, including dedicated Internet access, hardware and software implementation and system and security consulting which provide businesses high-speed continuous access to the Internet. The Company's dedicated Internet access services are provided to customers at speeds ranging from 56Kpbs to 45Mbps. However, over 90% of the Company's connectivity customers take 1.5Mbps or higher levels of service. In addition, the Company provides turnkey configuration services, including domain name registration, telco line provisioning, Internet address assignment, router configuration, e-mail configuration, security planning and management technical consulting services. All of the Company's customers receive 24 hour per day, seven day per week technical support and most of the Company's customers have quality of service guarantees. The Company is currently participating in trials of new access technologies, such as xDSL, and expects to deploy additional connectivity-related enhanced services, such as Internet conference calling, during the first half of calendar 1999. Globix is currently building a nationwide OC-3 Internet backbone and a DS-3 fiber link from the United States to the United Kingdom. Globix's Internet backbone will connect the Company's three planned SuperPOPs in New York City, the San Francisco Bay area and London, and planned POPs in Washington, D.C., Chicago and Los Angeles, enabling the Company to offer superior reliability and performance to most of the major business centers in the United States. The network is expected to be completed and operational by June 30, 1999.

     WEB HOSTING AND CO-LOCATION

              The primary need for Internet access by many of Globix's customers is to distribute content. Web distribution is usually done via a web site, from which a customer can serve HTML pages, e-commerce solutions and streaming media. To this end, Globix offers two distinct services, web hosting and co-location, for providing the widespread dissemination of information over the Internet.

              Web hosting consists of housing a customer's web page on Globix's servers, located within its SuperPOP facility. Web hosting is a solution for customers who want to "publish" web pages on the Internet without purchasing, configuring, maintaining and administering the necessary sophisticated hardware and software. Due to economies of scale, Globix can generally offer far more sophisticated web hosted solutions than customers can cost-effectively provide for themselves. With its staff of Internet engineers and system administrators, Globix offers multiple platforms for web hosting and development, including both Unix and NT operating systems. File structure directories, domain name service and security privileges are set up for customers on Globix's hosting servers. Network and systems administration and maintenance, tape back-ups and security are also provided by Globix. Globix is continually seeking new and unique approaches to web hosting solutions for its customers. Web hosting generates recurring revenue through monthly fees to customers based upon the amount of data transferred to and from their web site. Data transfer amounts are associated with the size and complexity of a customer's web site, the popularity of and traffic to that site and the functionality of a site.

              Co-location services, in contrast to web hosting, allow a customer to establish and operate a web site on the Internet to house its own dedicated hardware and software within Globix's SuperPOP. Co-location customers typically are larger enterprises employing more sophisticated Internet solutions within their day-to-day operations. Globix provides its co-location customers with physical facilities, including web racks for housing servers, and high bandwidth dedicated Internet access. Customers have remote access to their servers to remotely distribute their web site content over the Internet. Globix's co-location customers have access to the Globix facility to administer and maintain their own equipment, or they may engage Globix to provide systems administration and maintenance.

              Globix is currently building new and substantially enhanced SuperPOP facilities in New York City, London and the San Francisco Bay area. The SuperPOPs under construction include:

              - a 160,000 square foot facility located in New York City containing a 25,000 square foot Internet Data Center designed for co-location and web hosting;

              - a 61,000 square foot facility located in Santa Clara, California, containing a 24,000 square foot Internet Data Center; and

              - a 35,000 square foot facility, located in London's West End district, containing a 14,000 square foot Internet Data Center.

     The data centers will be connected by a Tier 1 network backbone, which is also currently under construction. All three facilities are expected to be completed and operational by June 30, 1999. Globix believes its ability to sell additional hosting and co-location services has been limited in the recent past because its present Internet Data Center, with capacity totaling 3,000 square feet, is fully utilized. The new and expanded SuperPOP will increase Globix's Internet Data Center capacity to approximately 68,000 square feet. This additional space, located at three geographical distributed facilities in major business centers, is expected to enable Globix to aggressively pursue more web hosting and co-location opportunities.

     INTERNET-RELATED HARDWARE AND SOFTWARE SALES AND SYSTEMS AND NETWORK INTEGRATION

              Product resales are an integral part of providing end to end solutions. Globix consults with its customers to identify the most appropriate hardware and software components for its customers' information technology infrastructure. In many cases, Globix sells the hardware and software to its customers under reseller agreements with major vendors. Globix is able to deliver the optimal server solution for the customer's application, including configuration, maintenance and service of that server. Globix also attempts to leverage product sales into opportunities to cross-sell its full line of end-to-end Internet solutions, such as security solutions and web hosting. Globix is authorized to sell servers from manufacturers such as Sun Microsystems, Compaq, Silicon Graphics and networking components, including routers and switches, from leading manufacturers such as Cisco Systems. Globix also provides application-specific software solutions from a variety of leading manufacturers, including Microsoft, Netscape and Oracle.

     SYSTEMS AND NETWORK INTEGRATION

              Globix's philosophy is to offer hardware, software and network components integrated into complete Internet solutions. Globix's primary integration activities include local and wide area network configuration, web and database server integration and application-specific software solutions. To deliver these solutions, Globix utilizes its expertise and familiarity with networking hardware, high end web and database servers and computer software. When requested by the customer, Globix will prepare all equipment it sells by loading customer programs, connecting equipment of a network, and servicing the customer's hardware and software. Globix is authorized to carry out warranty and other repairs on many of the products it sells. Globix's staff of experienced network consultants work closely with customers to design, assemble and configure a network architecture which meets their goals. Globix believes that its ability to provide value-added system and network integration is a key element of differentiating its complete Internet solutions in the increasingly competitive ISP market.

     SYSTEMS ADMINISTRATION AND WEB MANAGEMENT, INCLUDING NETWORK SECURITY SOLUTIONS

              Globix's system administration and Web management solutions support its customers' Internet operations by providing the customer with detailed monitoring, reporting and management systems to control their Internet-related hardware, software and network applications. The Company's solutions can vary in functionality from delivering e-mail to an individual within a corporate LAN to delivering a sophisticated media-rich web site on the Internet to millions of viewers. The solutions are often staged to allow customers to outsource an increasing amount of their Internet operations. Globix's systems and Web management systems enable Globix and its customers to jointly manage Internet operations housed at the Company's Internet Data Center and at its customer's in-house facilities. The Company's comprehensive system administration and web management solutions enable it to identify and begin to resolve hardware, software, network and application problems almost immediately. As a result of its proactive service focus, Globix can usually identify and resolve a potential problem before it ever impacts an Internet site's availability or performance.

     Security Solutions. The proprietary nature of business Internet traffic demands protection from unauthorized access. Globix has a dedicated staff of trained security consultants who focus exclusively on the security needs of its customers and are certified in all security products Globix offers. The Globix security team works closely with customers to design and integrate a customized security solution which ensures network integrity while enabling users to perform business tasks in a secure, yet unhindered, environment. Globix's firewall solutions provide users with secure access to the Internet as well as segregate a customer's public servers (Web servers, FTP servers and database servers) from its internal network. Globix's firewalls can also restrict access between departments as well as track communications to ensure that these communications follow a company's established security procedures. Globix works with a variety of vendors, including Checkpoint Software. In addition to firewalls, Globix offers enhanced security services including virus scanning, active X and Java screening, content filtering and URL blocking. Globix also offers a Virtual Private Network, or VPN, solution which offers end-to-end security while greatly reducing the cost of leased line connectivity to remote offices, remote users and business partners.

     E-COMMERCE, STREAMING MEDIA AND WEB DEVELOPMENT SOLUTIONS

     E-Commerce Solutions. Globix's e-commerce services provide a turnkey solution to create and manage "Virtual Storefronts" and is designed to give shoppers the ability to make secure purchases using the web. A "shopping cart" program is available for Globix's web hosting and co-location customers looking to sell products in an environment similar to a retail store. Potential purchasers browse through several products and choose to put some in their "shopping cart" for purchase. This database driven technology is very flexible, allowing Globix's customers to change products and prices easily and cost-effectively. Globix also offers credit card authorization and processing solutions that enable its customers to accept payment directly over the Internet, through a Cybercash Server maintained by Globix.

     Web Development. Globix provides advanced web site development and implementation services. Its customers' web sites range from basic informational sites to complex interactive sites featuring sophisticated graphics, animation, sound and other multimedia content. Globix's interactive development capabilities utilize tools such as HTML, VRML, computer animation, compositing and motion capture. Globix works with content providers such as marketing firms, end users and production companies to provide technical, design and production services. Globix focuses on the design, development and establishment of web sites and is not typically involved in creating the content of its customer's web sites. Its dedicated team of expert production, design and management personnel are available for large-scale web development projects.

     Streaming Media Products. Streaming is a technology that allows the end user to access a file, such as video or audio, while it is still downloading, eliminating significant waiting time. Globix is among the leading providers of streaming media solutions and offers complete, integrated services, including production, encoding and hosting. Globix's capacities include producing a video or audio recording of an event, such as music performance, sports competition or business meeting. Encoding is converting the recording into a form in which it can be sent over the Internet and hosting is placing the encoded file on a server where it can be accessed by Internet users. Globix has produced and hosted streaming media events for customers from a number of industries including N2K, SonicNet, CBS, Microsoft, CondeNast, Merck Pharmaceutical and Polygram Entertainment. The Company encodes data for applications from several software providers, including Microsoft, Apple, Real Networks, Macromedia, Liquid Audio and a2b. Besides production and encoding fees, the Company also earns recurring revenue from the customer when Internet users access the hosted file. Globix believes that it is the only company which offers all three phases of the streaming media production process.

     CORPORATE TRAINING

              Globix provides training services to complement its sophisticated Internet solutions. The Company's corporate training is conducted at its facility and ranges from one to five day programs. These customers usually maintain an on-going relationship with Globix's account managers and regularly schedule classes during the year. Training rooms are equipped with state-of-the-art hardware, projectors, computer desks and other appropriate classroom equipment.

              Globix offers instructor-led training on multiple platforms, such as Windows 98, Windows NT, Mac and Unix. Course materials and training methodology are customized for each customer's specific needs. Globix's fees depend upon the size of the class, the complexity of the topic and the equipment required. Subjects presented range from sophisticated Internet applications to basic computer skills. Globix markets its training on a value-added basis, often in conjunction with a sale including Internet services and hardware/software. Globix also provides off-site training sessions. Most recently, Globix has leveraged its Internet knowledge and instructional design expertise to develop web-based interactive training programs with rich multi-media content for delivery over corporate Intranets.

     CUSTOMERS

              Globix has established a diversified base of Internet customers in a variety of data-intensive industries, such as advertising, financing services, publishing, media and retail. Since initiating Internet services in December 1995, Globix has grown its customer base to over 800 large and medium size business customer accounts, including Acclaim Entertainment, the American Red Cross, Bloomingdale's, BPI Communications (Billboard and Adweek), Dow Jones, General Media International (Penthouse), Microsoft, the National Hockey League, Nomura Securities, Ogilvy & Mather, Real Networks, Standard & Poors and Tishman Speyer Properties.

     GLOBIX NETWORK & INFRASTRUCTURE

     SuperPOP Infrastructure. Globix currently operates a 3,000 square foot Internet Data Center in its SuperPOP in New York City. This data center provides a high bandwidth, highly reliable facility connecting Globix's customers to the Internet and other companies located within the New York metropolitan area. Isolated from the rest of the Company's facilities and physically secured, the Internet Data Center is a controlled and regulated environment suitable for the storage and maintenance of high-end powerful computer and networking equipment. The entire Internet Data Center is under video surveillance and is recorded on tape and then archived. In addition to our 24 x 7 security personnel, the security system controls and monitors access, and reports breaches. The use of a biometric access system offers customers the highest level of security. A variety of additional security services, including access reporting, tamper alarms, and time restricted access control, are offered to customers.

              The Company's current network operates through diverse feeds from three major Internet backbone providers, UUNet, MCI/Cable & Wireless, and Sprint. Utilizing these diverse feeds, data enters or exits the Company's network over the backbone provider best able to deliver that data in the most timely and efficiently manner. The Company believes that direct connections to these major backbone providers enable its customers to enjoy unencumbered "fault tolerant" Internet access even when one of the carriers suffers delays, congestion or an outage. If such a problem develops, the customer's traffic is automatically routed over one of the other backbones. The Company connects to its customers with a similar redundant system. Connected to Bell Atlantic via redundant OC-3 level fiber optics terminated on three diverse fiber multiplexers, the Company provides leased line connectivity to customers via Bell Atlantic's OC-12 Synchronous Optical Network ("SONET") ring topology. The Company also maintains diverse ISDN circuits available to customers as a back-up to their leased lines.

     Network Operations Center. The Company's SuperPOP contains a Network Operation Center, staffed 24 x 7 by system engineers, who are responsible for monitoring the performance of both the Company's core equipment and customer's equipment. The system engineers continuously monitor the Internet Data Center support infrastructure, including power systems, generators, environmental systems, fire suppression systems and leak detection. In the event of a power outage or support system failure, the automatic system's seamlessly transfer operations to backup systems. Security personnel perform surveillance in addition to monitoring and controlling access to the Internet Data Center.

     Global Backbone Network. The Company is currently building a Tier 1 network backbone which will include private and public peering relationships. Tier 1 ISPs are defined as network providers who maintain their own physical infrastructure and peering arrangements with other Tier 1 networks, such as UUNet, MCI/Cable & Wireless, and Sprint. The Company's new backbone will consist of a 6,500 mile, fiber based network designed with a highly reliable and secure bi-directional, line switching OC-3 SONET ring architecture which traverses the continental United States. The construction of the new network is expected to be completed by June 30, 1999. This network will connect the Company's three new SuperPOPs located in New York City, Santa Clara, California, and London and the Company's planned POPs to be located in Chicago, Los Angeles and Washington, D.C. The network will offer a self-healing system that provides a high level of security and reliability. To facilitate the Company's expansion into Europe, a fully redundant DS-3 transatlantic fiber segment will be used to connect the New York SuperPOP and the London SuperPOP. The Company's SuperPOPs and POPs will be serviced by wide area switching equipment manufactured by Cisco Systems with 100% redundancy. These switches will allow for a high degree of reliability and service.

              The Globix SuperPOPs and POPs under construction will give the Company access to key Network Access Points, or NAPs. A NAP is an exchange point for Internet traffic. ISPs typically connect their networks to NAPs for the purpose of exchanging traffic with other ISPs and organizations. Globix's SuperPOPs and POPs will be geographically located near most major NAPs, including the four original National Science Foundation NAPs now operated by PACBell, Ameritech, Sprint and MFS. ISPs and other organizations located at these NAPs negotiate bilateral agreements or MultiLateral Peering Agreements with each other. Globix is continuing to negotiate both public and private peering agreements.

     Global Operations Center. The Company is currently constructing a Global Operations Center located at the new SuperPOP in New York City. The Global Operations Center will serve as the command, control and communications center for all of the Company's Network Operations Centers, SuperPOPs and POPs. The Global Operations Center will be staffed 24 x 7 by distinct teams of individuals dedicated to maintaining the highest quality of service for the Company' customers. From the Global Operations Center the network administrators will monitor Globix's entire Network architecture from the network backbone to the end user interface. This will allow the Global Operations Center network administrators to efficiently identify and correct any network problems either by direct action or by the activation of the system engineers located at any of the Company's Network Operations Centers. The customer support facilities within the Global Operations Center will utilize state-of-the-art equipment and technologies, including automatic call distribution, automatic number identification and a database of customer information and history. The Global Operations Center's advanced network management and monitoring capabilities will enable Globix to quickly identify and respond to potential problems or service disruptions.

     CUSTOMER SUPPORT

              High quality customer service and support is critical to the Company's objective of retaining and developing its customers. The Company has made significant investments in customer service personnel and systems that enhance customer care and service throughout the complete customer life cycle from order entry and billing to selling of value-added services. To ensure consistency in the quality and approach to customer care, customer care associates attend an extensive formal technical training and certification program. In conjunction with the current upgrading of its customer support system, the Company will utilize a leading customer support trouble ticketing and workflow management system from Remedy Corporation to tract, route and report on customer service issues. A customer service specialist is assigned to each customer issue, and acts as a liaison, tracking the customer issue to resolution. Network operations can remotely service customer connections to the Company's network. In addition, field service personnel are dispatched in the event of an equipment failure that cannot be serviced remotely. As part of the Company's expansion strategy, the Company is developing fully redundant NOCs at its new SuperPOPs. The Company's high customer retention rate demonstrates the quality of the Company's services. In connection with its customer care initiatives, the Company seeks to continuously improve systems that increase productivity and enhance customer satisfaction.

     SALES AND MARKETING

              Globix has built a sales and marketing approach in an effort to respond effectively to the growing opportunities in the business Internet market. The Company seeks to combine the technical skills and experience of its direct sales force with the sales and marketing resources available to it through its strategic alliances with selected hardware and software manufacturer. As a result, the Company is able to offer Globix services and products to a broader and more diverse potential customer base in its targeted markets.

     Direct Sales. Globix has a direct sales force consisting of approximately 42 Internet sales consultants. Because they are locally based, these Internet sales consultants are able to meet face-to-face with prospective customers to discuss their Internet needs and technical requirements and develop tailored solutions. Direct marketing tactics used include direct contacts with potential corporate accounts by the Internet sales consultants and systems engineers, direct mail, inbound and outbound telemarketing, seminars and trade show participation. The Company has developed programs to attract and train high quality, motivated Internet sales consultants. These programs include technical sales training, consultative selling technique training, sales compensation plan development and sales representative recruiting profile identification.

     Strategic Alliances. Globix has established a number of strategic alliances with selected computer hardware and software manufacturers, including Microsoft, Sun Microsystems and Checkpoint Systems which give the Company access to potential Internet service customers in the manufacturers' customer base, while enabling the manufactures to offer their customers an integrated package of hardware, software and Internet services and products. The Company believes that these strategic alliances allow
     Globix to cost-effectively add new customers. The Company co-markets with these vendors through direct mail programs, joint seminar development and joint trade show involvement.

     Marketing. Globix's marketing program is intended to build national and local strength and awareness of the Globix brand. The Company uses radio and print advertising in targeted markets and publications to enhance awareness and acquire leads for the Company's direct sales team. The Company's print advertisements are placed in trade journals, local technology sections of newspapers and special-interest publications. The Company attempts to create brand awareness by participating in industry trade shows such as PC Expo, Internet and Electronic Commerce, and Internet World. The Company also uses direct mailings, telemarketing programs, web marketing, co-marketing agreements and joint promotional efforts to reach new corporate customers. The Company attempts to retain its customers through active and responsive customer support as well as by continually offering new value-added services.

     (2) Competition

              The market served by the Company is intensely competitive, and such competition is increasing. There are few substantial barriers to entry, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future.

              The Company believes that a reliable network, a broad range of quality products and services, a knowledgeable sales force and the quality of customer care currently are the primary competitive factors in the Company's targeted market and that price is generally secondary to these factors. The Company's current and potential competitors in the market include: (i) national and regional ISPs, (ii) global, regional, and local telecommunications companies and RBOCs, and (iii) other competitors.

     ISPs. The Company's current and potential competitors in the market include other ISP's with a significant national presence which focus on business customers, such as UUNET Technologies, Inc., Concentric Network, and PSINet. Globix also competes with national and regional ISPs which have facilities in the New York metropolitan area, including Space Lab (which was recently acquired by Verio), Interport, Genuity (a subsidiary of GTE), Exodus, Applied Theory, and GlobalCenter (which was acquired by Frontier Corporation). Many of these competitors have greater financial, technical, and marketing resources, larger customer bases, greater name recognition, and more established relationships in the industry than the Company.

     Telecommunications Carriers. Many long distance companies including AT&T, Cable & Wireless/MCI, Sprint and MCI/Worldcom offer Internet access services and compete with the Company. Recent reforms in the federal regulation of the telecommunications industry have created greater opportunities for ILECs, including RBOCs and other competitive CLECs, to enter the Internet connectivity market. The Company believes that there is a move toward vertical integration by ILECs and CLECs through acquisitions or joint ventures with, and the wholesale purchase of, connectivity from ISPs to address the Internet connectivity requirements of the business customers of long distance and local carriers. The recent MCI/Worldcom merger (and the WorldCom/MFS/UUNet consolidation), GTE's recent acquisition of BBN, the recent acquisition by ICG Communications, Inc. of Netcom and the recent acquisition by Frontier Corp. of GlobalCenter, and the pending acquisition of IBM's Internet service operations by AT&T are indicative of this trend. Accordingly, the Company expects that it will experience increased competition from the traditional telecommunications carriers. In addition to their greater network coverage, market presence, and financial, technical, and personnel resources, many of these telecommunications carriers also have large existing commercial customer bases.

     Other Competitors. Because the Company offers a broad range of goods and services, it encounters competition from numerous businesses which provide one or more similar goods or services. So, for example, Globix encounters competition from numerous resellers of computer equipment and providers of video streaming. Globix does not believe that any of the competitors in its target market offer as broad a range of Internet products and services.

              While the Company believes that its ability to attract business customers and to market value-added services is a key to its future success, there can be no assurance that its competitors will not introduce comparable services or products at similar or more attractive prices in the future or that the Company will not be required to reduce its prices to match competition. Furthermore, there can be no assurance that more of the Company's competitors will not shift their focus to attracting business customers, resulting in even more competition for the Company. There can be no assurance that the Company will be able to offset the effects of any such competition or resulting price reductions. Increased competition could result in erosion of the Company's market share and could have a material adverse effect on the Company's business, financial condition and results of operation.

     (3)      Dependence upon Suppliers

              In order to provide Internet access and other on-line services to its customers, the Company leases long distance fiber optic telecommunications lines from more than one national telecommunications services provider. The Company is dependent upon these providers of data communications facilities.

              Certain of the Company's suppliers, including RBOCs and CLECs, currently are subject to various price constraints, including tariff controls, which in the future may change. In addition, regulatory proposals are pending that may affect the prices charged by the RBOCs and CLECs to the Company. Such regulatory changes could result in increased prices of products and services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

              The Company relies on other companies to supply certain components of its computer inventory as well as its network infrastructure (including telecommunications services and networking equipment) which, in the quantities and quality required by the Company, is available only from sole or limited sources. At the present time, Silicon Graphics, Sun Microsystems, Compaq and Intergraph are the Company's largest suppliers of products for both its Computer Product Sales and Services Division and its Internet and Media Development Division. The Company has in the past, and may from time to time, experience delays in receiving telecommunications services and shipments of merchandise purchased for resale. There can be no assurance that the Company will be able to obtain such telecommunication services and shipments of merchandise on the scale and at the times required by the Company at an affordable cost or at all. There also can be no assurance that the Company's suppliers, will not enter into exclusive arrangements with the Company's competitors or stop selling their products or components to the Company at commercially reasonable prices, or at all. Any failure of the Company's sole or limited-source suppliers to provide products or components that comply with its standards could have a material adverse effect on the Company's business, financial condition and results of operations.

     (4)      Employees

                  At November 30, 1998, the Company had 187 full time employees and 17 part-time employees.

Item 2.           Properties

                  On July 1, 1998, the Company through BLP Acquisitions LLC, a New York limited liability company ("BLP"), over 99% owned by the Company, purchased the land and building located at 139 Centre Street, New York, New York from Bank Leumi USA, a New York banking corporation. The nine story building contains approximately 160,000 square feet of floor space. The Company intends to house its New York SuperPOP facility and operations in the new premises beginning April 1999.

                  In July 1998, the Company signed a 15 year triple net lease commencing January 15, 1999 to rent approximately 62,000 square feet of office space at 2807 Mission College Boulevard, Santa Clara, California at an annual base rent of $1,277,715. The building is currently under construction. The Company is building a SuperPOP data center in the new building, which will also provide space for sales and administrative personnel. The Company expects its Santa Clara SuperPOP to be fully operational by June 30, 1999.

         In October 1998, the Company signed a lease with Corston Holdings Limited (a United Kingdom Corporation) for a 15 year term through September 2014 for the rental of 33,500 square feet at Prospect House, 80 to 110 New Oxford Street London at an annual base rent of pounds sterling 1,080,000 (approximately $1,836,000 in U.S. dollars) commencing in October 1999. The Company is building a SuperPOP data center in the new premises, which will also provide space for sales and administrative personnel. The Company expects the London SuperPOP to be fully operational by June 30, 1999.

                  The Company leases approximately 32,000 square feet of space at 295 Lafayette Street, New York, New York. The lease expires in 2007. The facility currently houses the Company's initial New York SuperPOP data center.

         The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3.           Legal Proceedings

         In January 1997, an action was commenced in the Supreme Court of the State of New York, County of New York against General Media International Inc., the Company and two individuals. The Complaint alleges that the Company tortiously interfered with the plaintiff's contractual and business relations with General Media International Inc. On April 15, 1997, counsel for the plaintiffs advised the Company that the litigation was put on hold. No further steps have been taken by plaintiffs to pursue their claims against the Company. In the Company's opinion, plaintiffs' claims against the Company are without merit.


Item 4.           Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the Company's fiscal year ended September 30, 1998 there were no matters submitted to a vote of security holders.

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


                  1997                                        Low                       High
                  ----                                        ---                       ----
                  first quarter                              $8.875                    $ 9.875
                  second quarter                              9.625                     13.750
                  third quarter                               9.875                     13.875
                  fourth quarter                              5.563                     11.375

                  1998                                        Low                       High
                  ----                                        ---                       ----
                  first quarter                              $4.500                    $ 8.313
                  second quarter                              4.375                     11.750
                  third quarter                               9.250                     15.938
                  fourth quarter                              6.250                     13.625



                  (b) Number of Holders of Common Stock. The number of holders of record of the Company's Common Stock on December 18, 1998 was 41, which does not include individual participants in security position listings.

                  (c) Dividends. There were no dividends or other distributions made by the Company during the fiscal year ended September 30, 1998. Under the terms of the Senior Notes discussed above, the Company's ability to pay dividends is contractually limited. It is anticipated that cash dividends will not be paid to the holders of the Company's Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read together with the consolidated financial statements and notes to such statements and notes appearing elsewhere herein.

OVERVIEW

     Globix was founded in 1989 as a value-added reseller, or VAR, primarily focused on providing custom computer hardware and software solutions for desktop publishing. By 1995, Globix recognized the growing demand by business for electronic information delivery and began to re-shape its corporate strategy with a focus on offering Internet products and services. In December 1995, Globix began to offer Internet access to business customers and by the end of 1996 had grown its Internet customer base to over 80 large and medium size business accounts. In 1997, Globix, capitalizing on its expertise in Internet technologies, began to offer a range of products and services that enable its customers to more effectively carry out their business strategy using the Internet. As of December 1, 1998, Globix's customer base for Internet products and services had grown to over 800 large and medium size business customer accounts.

     Prior to 1996, Globix's revenues consisted almost exclusively of sales of desktop publishing computer products and services. In 1996, Globix shifted its primary sales focus from desk-top publishing hardware and software products to Internet-related servers and software. Since 1996, Globix has broadened its product offerings to include dedicated Internet access, web hosting, co-location and value-added Internet services. Commencing with fiscal 1996, Globix began segment reporting of its results of operations. Globix divides its operations for segment reporting into two divisions: (i) the "Internet Division," which provides high bandwidth dedicated Internet access, web hosting, co-location and value-added Internet services (such as web development, e-commerce and security solutions, streaming media products and corporate training); and (ii) the "Server Sales and Integration Division," which provides Internet-related hardware and software sales and related systems and network integration. Over the last three fiscal years, the revenue from the Internet Division has grown significantly as a percentage of total revenue from 6.2% to 31.3%. Globix expects that the Internet Division revenues will continue to grow as a percentage of total revenues.

STATEMENT OF OPERATIONS

Revenues. The Company currently derives a majority of its revenue from sales of Internet-related hardware and software. Globix intends to continue to offer such higher-margin workstation, web and database server and software components as a complement to its sophisticated Internet solutions and as a convenience to its Internet customers. The Company typically keeps on hand a small amount of server and software inventory, and typically purchases products from manufacturers only after receiving a customer order for the items. The second largest component of Globix's revenues is from Internet access. Most of Globix's Internet access customers sign one or two-year contracts. Globix derives dedicated Internet access revenues from initial connection charges and monthly service fees, both of which vary directly with the bandwidth chosen and utilized. For web hosting and co-location services, the Company charges monthly fees based on the amount of data transferred to and from the customer's web site. In addition, for co-location services the Company charges monthly rental fees for the use of its facilities. Value-added Internet services are charged on a project (fixed price or time and materials) or ongoing monthly basis.

The Company's costs include (i) cost of revenues related to direct costs of hardware and software sold and the cost of leased long distance and local circuits and certain direct labor costs, (ii) selling, general and administrative expenses, (iii) interest expense (net of interest income) primarily associated with the Senior Notes, and (iv) depreciation and amortization.

Cost of Revenues. Cost of revenues for the Server Sales and Integration Division consist primarily of acquisition costs of computer and networking hardware and software.

Cost of revenues for the Internet Division consist primarily of telecommunications costs for Internet access customers and direct labor costs for web development and training operations. Telecommunications costs include the cost of providing local telephone lines into the Company's SuperPOP, costs related to the use of third party networks pursuant to service agreements, and costs associated with leased lines connecting the SuperPOP and third-party network to the Internet backbone. In October 1998, the Company signed an agreement with Qwest giving the Company exclusive access to high-capacity bandwidth coast-to-coast in the United States and from the United States to the United Kingdom. When the network backbone becomes operational in mid 1999, data transmission costs are expected to increase substantially in the short-term due to the higher network operating and maintenance charges and depreciation of the Qwest IRU. As utilization of the network backbone increases in future years, the Company expects to realize a substantial reduction in per unit data transmission costs due to the network's scalability and fixed cost structure.

Costs of revenue for web development consist of labor and overhead costs for the personnel performing the service including the cost of project management, quality control and project review. Costs of revenue for training consist of labor and overhead costs for offering the training courses including in-house and contract instructors and the cost to develop and produce course materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of sales and marketing personnel and related occupancy costs; advertising costs; salaries and occupancy costs for executive, financial and administrative personnel; and personnel and related operating expenses associated with network operations, customer support and field services. The principal increase in the Company's overhead expenses is related directly to the hiring of new employees to support the Company's increasing emphasis on Internet-related products and services. The Company is in the process of hiring a significant number of additional personnel to staff and market its three new SuperPOP facilities.

The Company expects selling and marketing expenses to continue to increase in absolute dollars in future years due to increases in the size of its sales force, advertising and other marketing activities. The Company expects these additional expenditures to contribute significantly to an increase in losses in fiscal 1999.

Interest and Financing Expense. Interest expense (net of interest income) is primarily related to debt service on the Senior Notes partially offset by interest earned on invested cash, including the cash held in escrow to fund the first six semi-annual interest payments on the Senior Notes, resulting in an increase in net interest expense. In addition, the Company is amortizing debt issuance costs relating to the $160.0 million Senior Notes offering of $6.6 million over seven years.

Depreciation and Amortization. Depreciation and amortization expenses are expected to increase significantly beginning in fiscal 1999 as the Company continues to make capital expenditures. The Company has not taken any depreciation for the year ended September 30, 1998 on its under-construction SuperPOPs in New York, San Francisco and London, and will commence depreciation upon their opening, which is scheduled to be by June 30, 1999.

SEGMENT INFORMATION

     The Company's activities fall within two main segments: the Internet Division and the Server Sales and Integration Division. The following table details segment information for the fiscal years ending September 30, 1996, 1997 and 1998:


                                       Fiscal year ended September 30

                                           1997              1998
                                      -------------     -------------
Sales:
  Server sales and integration        $  14,986,417     $  14,147,429
  Internet                                2,413,538         6,447,504
                                      -------------     -------------
  Consolidated                           17,399,955        20,594,933
                                      =============     =============
Operating income (loss)(1):
  Server sales and integration             (378,647)          721,125
  Internet                                  (84,632)        1,145,068
  Consolidated                           (3,010,234)       (4,733,404)
Identifiable assets(2):
  Server sales and integration            5,781,580         3,731,505
  Internet                                2,105,207         7,808,987
  Consolidated                           11,024,988       182,266,372

     (1) Includes $6,599,597 for the fiscal year ended September 30, 1998 and $2,546,955 for fiscal year ended September 30, 1997 of unallocated corporate overhead including executive salaries of $823,662 for fiscal year ended September 30, 1998 and $616,034 for fiscal year ended September 30, 1998 and $616,034 for fiscal year ended September 30, 1997 and overhead including rent, payroll charges for administrative staff including accounting, human resources, MIS and other support personnel and professional fees.


     (2) Including corporate assets not allocable to a particular segment of $170,725,880 and $3,138,201 for the fiscal years ended
     September 30, 1998 and 1997, respectively.



     Fiscal Year Ended September 30, 1998 Compared With Fiscal Year Ended September 30, 1997

     Revenues. Consolidated revenues for the fiscal year ended September 30, 1998 increased 18.4% to approximately $20.6 million from approximately $17.4 million for the fiscal year ended September 30, 1997. Revenues from the Server Sales and Integration Division for fiscal year ended September 30, 1998 decreased 5.6% to approximately $14.1 million from approximately $15.0 million for the fiscal year ended September 30, 1997. Revenues from the Internet division increased 167.1% to $6.4 million for the fiscal year ended September 30, 1998 from approximately $2.4 million for the fiscal year ended September 30, 1997. The increase in percentage of Internet Division revenues as a percentage of total revenues reflects the Company's shift in product mix toward Internet related sales.

     Cost of Revenues. Cost of Revenues for the fiscal year ended September 30, 1998 was $13.3 million or 64.7% as compared to $13.7 million or 78.7% of total revenues for the fiscal year ended September 30, 1997. The decrease in cost of revenues directly relates to the increase in higher Internet sales as a percentage of total sales.

     Selling, General and Administrative. Costs for the fiscal year ended September 30, 1998 were approximately $10.7 million or 51.9% of total revenues as compared to approximately $6.0 million or 34.7% of total revenues for the fiscal year ended September 30, 1997.

         For the year ended September 30, 1998, total salary expense increased approximately $2.6 million over the prior fiscal year due to the increase in personnel costs for sales, marketing, engineering, training and administration necessitated by the growth in operations. The number of employees increased from 90 as of September 30, 1997 to approximately 170 as of September 30, 1998. The Company increased expenditures in advertising from approximately $325,000 for the year ended September 30, 1997 to approximately $1.3 million for the year ended September 30, 1998. The Company began a print advertising campaign in June 1998 to establish brand recognition for Globix. Additional print advertising in Crains New York, The New York Times and The Wall Street Journal commenced later in the year to promote sales. In addition, the Company increased its expenditures for local area trade shows by both appearing in additional shows over the prior period and increasing its presence at these shows by purchasing larger display areas.

     Interest and Financing Expense and Interest Income. The increase in interest expense is a direct result of the $160.0 million Senior Notes offering in April 1998. The increase in interest income reflects the increased cash position derived from the net proceeds of the Senior Notes offering. The Company is amortizing debt issuance costs relating to the $160.0 million Senior Notes offering totaling $6.6 million over seven years.

     Depreciation and Amortization. Depreciation and amortization increased to $1.3 million for the year ended September 30, 1998 as compared to approximately $675,000 for the year ended September 30, 1997. The increase is directly related to the equipment purchased during fiscal 1998.

     Net Loss to Common Shareholders and Loss per Share. As a result of the above, the Company reported a net loss for fiscal 1998 of $11.2 million or $3.08 per share as opposed to a net loss of $3.1 million or $1.01 per share for fiscal 1997.

     LIQUIDITY AND CAPITAL RESOURCES

          Since inception, the Company has satisfied its cash requirements through a combination of public and private sales of equity, borrowings from institutional and private lenders, and cash flow from operations. In January 1996, the Company completed an initial public offering of 1,279,642 shares of its Common Stock and 661,250 redeemable Common Stock purchase warrants (the "IPO Warrants") to purchase an additional 661,250 shares of Common Stock. The net proceeds of the initial public offering were approximately $7 million. In September 1997, the Company completed a private placement of 400,000 shares of Common Stock through Value Management and Research GmbH for a total consideration of $2.2 million. In April 1998, the Company completed a $160.0 million issuance of Senior Notes, the net proceeds (after an interest escrow of $57.0 million and debt issuance costs of $6.6 million) of which were approximately $97.0 million. In July 1998, the Company called the outstanding IPO Warrants for redemption. Substantially all of the IPO Warrants were exercised and the net proceeds to the Company were approximately $4.3 million.

         At September 30, 1998, the Company had working capital of approximately $76.0 million, as compared to working capital of approximately $2.0 million at September 30, 1997. Working capital increased primarily because of the $160.0 million Senior Notes offering partially offset by the loss from operations of $11.2 million. Working capital was reduced by $60.2 million which has been set aside in restricted investments to pay the first six interest payments on the Senior Notes. In addition, in July 1998 the Company purchased its new corporate headquarters at 139 Centre Street, New York, for a cash outlay of approximately $15.3 million ($4.3 million is the remaining liability for the purchase). Working capital was also reduced by deductions for depreciation and amortization of $1.7 million. The Company is in the process of securing a first mortgage on 139 Centre Street for approximately $19.8 million.

         Cash and cash equivalents increased by approximately $59.1 million from September 30, 1997 primarily as the result of the offering of $160.0 million Senior Notes completed in April 1998 offset by the $60.2 million placed into long-term restricted cash, $13.0 million invested in marketable securities and $15.3 million paid for 139 Centre Street.

         On April 30, 1998, Globix issued $160 million of Senior Notes, which consist of 160,000 Units for aggregate gross proceeds of $160.0 million. Each Unit included $1,000 principal amount at maturity of the Senior Notes and one Warrant entitling the holder thereof to purchase 3.52 shares of Common Stock. The maturity date of the Senior Notes is May 1, 2005. Interest on the Senior Notes accrues at the rate of 13.0% per annum and is payable semi-annually on May 1 and November 1 of each year. Upon issuance of the Senior Notes, Globix deposited with an escrow agent an amount of cash and U.S. government securities (approximately $57.0 million), that, together with the proceeds from the investment thereof, were estimated to be sufficient to pay when due the first six interest payments on the Senior Notes, with any balance to be retained by Globix. The Senior Notes are collateralized by a first priority security interest in such escrow account.

         The Company maintains a $1.0 million credit line from Cisco Systems Capital Corporation ("CSC") to lease Cisco System products and associated peripherals. The terms of this line, which was entered into in December 1997, provided for 180 days of borrowing and a maximum borrowing limit of $1.0 million. However, CSC has informally permitted the Company to continue to borrow under this line and to exceed the stated $1.0 million limit. Amounts borrowed under the line are to be repaid over a 36-month period with the Company having the option of purchasing the equipment for $1.00 at the end of the lease term. As of September 30, 1998, approximately $945,000 was outstanding under this credit line.

         The Company also has credit facilities to finance certain inventory and equipment. As of September 30, 1998, the aggregate amount outstanding under such facilities was approximately $1.3 million.

         As of September 30, 1998, the Company had spent approximately $2.5 million to construct and equip its three new SuperPOP facilities. The Company estimates that it will spend an additional $47.5 million to complete the SuperPOPs and $10.0 million to complete the Company's backbone infrastructure. In addition, the Company has an option from Qwest to maintain the capacity of its domestic network backbone at OC-3 bandwidth levels for the balance of the 20 year term of its agreement for an additional payment of $15.0 million. The Company can exercise this option at any time prior to December 31, 1999. The Company expects its new SuperPOP facilities and network backbone to become operational by June 30, 1999.

         In the opinion of management, the Company will be able to finance its business as currently conducted and as currently planned from its current working capital at least through fiscal 1999.

     YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies may need to be upgraded to comply with such Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

     State of Readiness. Globix has made a preliminary assessment of the Year 2000 readiness of its information technology ("IT") systems, including the hardware and software that enable Globix to provide and deliver its solutions, and its non-IT systems. Globix's assessment plan consists of (i) quality assurance testing of its internally developed proprietary software and systems; (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of Globix's solutions to its customers; (iii) contacting vendors of material non-IT systems; (iv) assessment of repair or replacement requirements; (v) repair or replacement; (vi) implementation; and (vii) creation of contingency plans in the event of Year 2000 failures. Globix plans to perform a Year 2000 simulation on its software during the second fiscal quarter of 1999 to test system readiness. Based on the results of its Year 2000 simulation test, Globix intends to revise the code of its software and systems as necessary to improve the Year 2000 compliance of its software. Globix has been informed by its vendors of material hardware and software components of its IT systems that the products used by Globix are currently Year 2000 compliant. Globix is currently assessing the materiality of its non-IT systems and will seek assurances of Year 2000 compliance from providers of material non-IT systems. Until such testing is complete and such vendors and providers are contacted, Globix will not be able to completely evaluate whether its IT systems or non-IT systems will need to be revised or replaced. Globix plans to complete this phase of its Year 2000 evaluation during the first half of 1999.

     Costs. To date, Globix has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, Globix does not possess the information necessary to estimate the potential costs of revisions to its software and systems should such revisions be required or the replacement of third party software, hardware or services that are determined not to be Year 2000 compliant. Although Globix does not anticipate that such expenses will be material, such expenses, if higher than anticipated, could have a material adverse effect on Globix's business, results of operations and financial condition.

     Risks. Globix is not currently aware of any Year 2000 compliance problems relating to its IT or non-IT systems that would have a material adverse effect on Globix's business, results of operations and financial condition. There is no assurance that Globix will not discover Year 2000 compliance problems in its software and systems that will require substantial revisions. In addition, there is no assurance that third party software, hardware or services incorporated into Globix's material IT and non-IT systems will not need to be revised or replaced, all of which could be time consuming and expensive. The failure of Globix to fix its proprietary software or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and the loss of customers and other business interruptions, any of which could have a material adverse effect on Globix's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in its IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

         In addition, there can be no assurance that governmental agencies, utility companies, telecommunication companies, other Internet service providers, third party service providers, hardware and software manufacturers and others outside Globix's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond the control of Globix, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent Globix from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing the web sites of its customers. Any of these occurrences could have a material adverse effect on Globix's business, results of operations and financial condition.

     Contingency Plan. As discussed above, Globix is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of Globix's Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

     INTRODUCTION OF THE EURO

         On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries have agreed to adopt the Euro as their common legal currency on that date. The Euro will then trade on currency exchanges and be available for non-cash transactions. Thereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

         The Company will evaluate the impact the implementation of the Euro will have on its business operations and no assurances can be given that the implementation of the Euro will not have material adverse affect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         During fiscal years 1997 and 1998 there were no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure.

                                    PART III

Item 9.  Directors and Executive Officers of the Company

                  As of December 1, 1998, the Company's directors and executive officers were as follows:

                                            Position With the Company                   Held Office
Name and Age                                and Principal Occupation                    since
------------                                ------------------------                    -----
Marc H. Bell, 31                            Chairman (Chief Executive                   1989
                                            Officer) and Director

Robert B. Bell, 59                          Executive Vice President,                   1994
                                            Chief Financial Officer, Director

Tsuyoshi Shiraishi, 54                      Director                                    1995

Martin Fox, 62                              Director                                    1995

Dr. Richard Videbeck, 75                    Director                                    1995

Anthony St. John, 41                        Director                                    1997

Sid Paterson, 57                            Director                                    1998

Marc Jaffe, 31                              Vice-President                              1997

William T. Jahnke, 44                       Vice-President                              1997

Alan Levy, 36                               Treasurer, Chief Accounting Officer         1997

Scott Safran, 42                            Vice-President                              1997

                               Business Experience

         Marc H. Bell has been the President and Chief Executive Officer since he founded the Company in 1989. Since re-focusing the Company on Internet-related sales, Mr. Bell has appeared on numerous television broadcasts and has been frequently quoted in numerous national publications regarding Internet-related topics. Mr. Bell has always been interested in computer technology. While in high school, Mr. Bell served as a free-lance computer consultant including instructing the faculty at Fordam University on teaching computers in the classroom. In 1983, Mr. Bell wrote the second bulletin board system ("BBS") program available for the Apple II series computer called Camelot BBS. In addition, Mr. Bell has worked in a variety of fields, including advertising and publishing, utilizing cutting-edge computer technology. Mr. Bell has a B.S. degree in accounting from Babson College and an M.S. degree in Real Estate Finance from New York University.

         Robert B. Bell has served as Executive Vice President and Chief Financial Officer of the Company and its corporate predecessor since 1994. Prior to joining the Company, Mr. Bell was a practicing attorney in New York City at the firm of Bell, Kalnick, Beckman, Klee and Green, which Mr. Bell founded in the early 1970's. Prior to 1994, Mr. Bell for many years was also an Adjunct Professor at New York University. He is primarily responsible for the administration of the Company's financial affairs and day to day business operations. Robert Bell is the father of Marc H. Bell. Mr. Bell has a B.S. degree from New York University and a J.D. degree from the University of California at Berkley.

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

         Anthony St. John, Lord St. John of Bletso is a member of the House of Lords of the Parliament of the United Kingdom. He also serves as a consultant to Merrill Lynch and is a Registered Representative of the London Stock Exchange.

         Sid Paterson has been President and Chief Executive Officer of Sid Paterson Advertising Inc., for more than five years.

         Marc Jaffe a Vice President, Internet Services, joined the Company in early 1995 to lead the Company's Internet services business. Prior to joining the Company, Mr. Jaffe had extensive experience in the use of computers and telecommunications in the advertising and marketing industry. Mr. Jaffe recently developed an Internet-focused marketing strategy that won the prestigious CreaTech Award, presented by Advertising Age magazine, and has spoken at numerous Internet conferences. Prior to joining the Company, Mr. Jaffe was a department manager at Sid Paterson Advertising Inc. in New York City since
1989. Mr. Jaffe graduated from Colgate University in 1989, where he received a Bachelor of Arts Degree.

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

         Alan Levy joined the Company as Treasurer and Chief Accounting Officer in February 1997. From March 1994, to February 1997, Mr. Levy was the Assistant to the Vice President of Finance of Del Laboratories, Inc., a manufacturer and wholesaler of cosmetics and over-the-counter pharmaceuticals. Prior to that, Mr. Levy was a Technical Manager with the American Institute of Certified Public Accountants from August 1990 to March 1994. Prior to August 1990, Mr. Levy was a manager for Ernst & Young. He is a Certified Public Accountant and received his Bachelor's degree in Public Accounting from Long Island University, C.W. Post Campus.

         Scott Safran has been Vice President - Training and Interactive Development since June 1997 and the Director of Corporate Training since joining the Company in March 1996. Prior to joining the Company he was a Senior Account Executive at IBM Skill Dynamics Corporation from December 1994 to October 1995. From December 1989 to December 1994 Mr. Safran was in various sales positions with AT&T Networking Systems. Mr. Safran has a Bachelor of Arts in English Literature and Master of Business Administration degrees from St. John's University.

The Securities and Exchange Commission has adopted rules relating to the filing ownership reports under Section 16 (A) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings which under the Commission's rules, are not deemed to be timely. During its' review, the Company discovered that Mr. Marc H. Bell and Mr. Robert Bell did not file timely each, regarding the conversion of 50 IPO warrants into common stock and Mr. Jaffe regarding the conversion of 100 IPO warrants into common stock.

Item 10. Executive Compensation

         The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended September 30, 1998. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

                           SUMMARY COMPENSATION TABLE

Annual Compensation and Grant of Stock Options

Name and
Principal Position                              Year       Salary        Options
------------------                              ----       ------        -------
Marc H. Bell                                    1998      $250,000       211,500
President and Chief                             1997      $200,000            --
Executive Officer                               1996      $165,000            --

Robert B. Bell                                  1998      $151,042        30,000
Executive Vice President and                    1997       125,000            --
Chief Financial Officer                         1996       100,504        90,000

Marc Jaffe                                      1998      $131,250        50,000
Vice President - Internet Services              1997        89,000        25,000
                                                1996        64,093         5,000

William T. Jahnke                               1998      $100,000        10,000
Vice President - Server and                     1997        82,800        12,000
Workstation Sales and Service                   1996        80,000         6,000

Scott Safran                                    1998      $107,203        20,000
Vice President - Training and                   1997        60,547         5,000
Interactive Development                         1996        17,385            --

         Compensation of Directors

         Each director of the Company who is not employed by the Company, and who does not beneficially own more than 5% of the outstanding Common Stock of the Company, will be entitled to receive annually, options to purchase a total of 10,000 shares of Common Stock. Such options are immediately exercisable, have a ten-year term, subject to certain restrictions, and are exercisable at the fair market value of the Common Stock at the date of the grant. Of the current board members, only Mr. Fox , Dr. Videbeck, Lord St. John and Mr. Paterson are entitled to receive such compensation. . In addition, at the discretion of the Board of Directors, directors may be reimbursed for reasonable travel expenses in attending Board and committee meetings. In October 1997, Anthony St. John received options to purchase a total of 10,000 shares of common stock at a price of $7.25 per share and 10,000 options were granted each to Mr. Fox, Dr. Videbeck and Mr. Paterson in March 1998 at $6.50 per share (the fair market value of the underlying shares on the date of grant) in lieu of receiving any cash compensation.

         During the fiscal year ended September 30, 1998, Mr. Fox received $10,195 in consulting fees from the Company.

Employment Contracts

         In October 1995, the Company entered into an employment agreement with Marc H. Bell for a period of five years. Pursuant to the terms of the agreement, Mr. Bell received a base salary of $200,000 per year.

         Pursuant to his employment agreement, the Company loaned Mr. Bell a total of $145,408 during fiscal 1997. The loan is due in 2002 and bears interest at the rate of 8.75% per annum. In the second quarter of fiscal 1998, the

Company granted Mr. Bell options to purchase 142,000 shares of Common Stock at a purchase price of $6.50 per share and 69,500 shares of Common Stock at a purchase price of $7.15 per share. 155,900 of such stock options are currently exercisable. The Company has also purchased a key person life insurance policy on Mr. Bell in the amount of $1,000,000. The Company is the sole beneficiary of such policy.

         Effective June 1, 1998, the Company terminated Mr. Bell's former employment agreement and entered into a new employment agreement, which will terminate on June 30, 2005. The new employment agreement provides for a base salary of $350,000 per year, increasing annually at the rate of 5% starting October 1, 1999. In addition, Mr. Bell will receive an annual bonus equal to 10,000 times the increase, if any, of the fair market value per share of the Company's Common Stock measured during the 12-month period ending on June 30 of each year of the agreement, commencing with the year beginning July 1, 1998. Mr. Bell will also be entitled to receive stock options to purchase that number of shares as shall equal 25% of the increase, if any, in the number of issued and outstanding shares of Common Stock during the 12-month period ending on September 30 of each year of the agreement, provided that such increase was attributable to equity offerings or acquisitions. The new employment agreement also provides that Mr. Bell may require the Company to lend him a total of $155,000. Any loan taken thereunder will mature five years after the date made and bear interest at the rate of 8% per annum. However, the interest accruing during the first two years is not payable until the end of such two year period. Mr. Bell borrowed from the Company $155,000 in September, 1998.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

                  (a) The following table sets forth, as at November 30, 1998, certain information concerning stock ownership of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding common shares of the Company, (ii) each of the companies directors and (iii) all directors and officers of the Company as a group. Except as otherwise indicated, all such persons have both sole voting and investment power over the shares beneficially owned by them.

                                                                          Percent
                                                    Number of Shares         of
Name and Address (1)                               Beneficially Owned      Class
--------------------                               ------------------      -----
Marc H. Bell (2)                                       1,699,193           39.7%

Tsuyoshi Shiraishi(2)(3)
Harpoon Holdings, Ltd.
2 Handy Road, #11-09 Cathay Building,
Singapore 229233                                         612,500           14.8%

Robert Bell (4)                                          120,051            2.8%

Martin Fox (4)
2001 Tonnelle Avenue
North Bergen, NJ 07047                                    26,000              *

Dr. Richard Videbeck (4)
3249 East Angler's Stream
Avon Park, FL 33825                                       26,000              *

Anthony St. John
97 Cadogan Gardens
London SW32RE                                             25,000              *

Sid Paterson
99 Madison Avenue
New York, NY 10016                                        30,000              *

 All executive officers and directors as a
group (11 persons)(5)                                  1,971,846           43.4%

*        Less than 1%

(1) The address of each of the named individuals, other than Mr. Shiraishi, Mr. Fox, Dr. Videbeck, Lord St. John and Mr. Paterson is c/o Globix Corporation, 295 Lafayette Street, New York, NY 10012.

(2) Includes the 612,500 Harpoon Shares which are subject to the October 1995 Irrevocable Proxy entered into between Harpoon and Marc H. Bell, pursuant to which Harpoon has granted Mr. Bell the sole right to vote the Harpoon Shares with respect to the election of the Company's directors. The Irrevocable Proxy terminates in October 2005.

(3) Mr. Shiraishi, a director of the Company, is the sole shareholder of Harpoon

(4) The named individual has the right to acquire the number of shares shown pursuant to a currently exercisable stock option.

(5) Includes currently exercisable stock options to purchase 399,499 shares.

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

Item 12.          Certain Relationships and Related Transactions

         See "Employment Contracts" above for a description of certain loans the Company has made to Marc H. Bell.

Item 13. Exhibits and Reports on Form 8-K

     (a)          Exhibits.  See index of exhibits annexed hereto.

     (b)          Reports on Form 8-K

                  (i)      Date Filed: 7/16/98*           Date of Event: 7/1/98

                           Subject: Company, through a subsidiary, purchased the land and building located at 139 Centre Street, New York, New York from Bank Leumi USA at a total acquisition cost of $17,000,000, including the cost of purchasing the rights to acquire the property.

                  (ii)     Date Filed: 8/19/98            Date of Event: 7/23/98

                           Subject: Company entered into a Securities Purchase Agreement with Cybernet Data Systems, Inc. and purchased for $1,000,000, a 10% Convertible
                                            Subordinated Debenture due 2001
                                            which is convertible into 670,000
                                            shares of Cybernet common stock and
                                            a Warrant to purchase 666,667 shares
                                            of Cybernet common stock at an
                                            exercise price of $1.50 per share
                                            until its expiration on July 23,
                                            1999.


                           * Amendment No. 1 to Form 8-K filed 9/16/98.
                           Confidential treatment granted for certain portions of Exhibits pursuant to Rule 406 promulgated under the Securities Act.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: December 29, 1998            Globix Corporation

                                        By: /s/ Marc H. Bell
                                            ------------------------------------
                                                Marc H. Bell, President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 29, 1998                         /s/ Marc H. Bell
                                                --------------------------------
                                                    Marc H. Bell, President,
                                                    Chief Executive Officer
                                                    and Director


Date: December 29, 1998                         /s/ Robert B. Bell
                                                --------------------------------
                                                    Executive Vice President,
                                                    Chief Financial Officer and
                                                    Director


Date: December 29, 1998                             Martin Fox
                                                    ----------------------------
                                                    Martin Fox, Director


Date: December 29, 1998                             Tsuyoshi Shiraishi
                                                    ----------------------------
                                                    Tsuyoshi Shiraishi, Director

Date: December 29, 1998                         /s/ Richard Videbeck
                                                --------------------------------
                                                    Richard Videbeck, Director


Date: December 29, 1998                             Anthony St. John
                                                    ----------------------------
                                                    Anthony St. John, Director

Date: December 29, 1998                             Sid Paterson
                                                    ----------------------------
                                                    Sid Paterson, Director

Date: December 29, 1998                         /s/ Alan Levy
                                                --------------------------------
                                                    Alan Levy, Treasurer and
                                                    Chief Accounting Officer

Number                                    Description

3.1               Certificate of Incorporation of the Company, as amended.(12)

3.2               By-laws of the Company, as amended.(13)

4.1               Specimen Stock Certificate.(3)

4.2               Form of Underwriter's Warrant.(3)

4.3 Indenture between the Company and Marine Midland Bank, as Trustee, dated April 30, 1998.(10)

4.4               Form of $160,000,000 13% Senior Note, Series A, due 2005.(10)

4.5               Form of $160,000,000 13% Senior Notes, Series B, due 2005.(12)

4.6               Form of Warrant to purchase Common Stock expiring May 1,
                  2005.(10)

10.1              Purchase Agreement between the Company and ING Baring (U.S.)
                  Securities, Inc. (the "Initial Purchaser"), dated April 24, 1998.(10)

10.2 Warrant Agreement between the Company and Marine Midland Bank, as Warrant Agent, dated as of April 30, 1998.(10)

10.3 Registration Rights Agreement between the Company and the Initial Purchaser, dated as of April 30, 1998.(10)

10.4 Warrant Registration Rights Agreement between the Company and the Initial Purchaser, dated as of April 30, 1998.(10)

10.5 Escrow and Security Agreement between Marine Midland Bank, as Escrow Agent, Marine Midland Bank, as Trustee, and the Company, dated as of April 30, 1998.(10)

10.6 Sublease for Penthouse Suite 907D between Rhodes Associates, Rose Associates, Electric Curtain Inc., Graphics and Stellar Corp., dated as of July 1, 1997. (8) ***

10.7 Bell Technology Group Ltd. 1995 Stock Option Plan, adopted September 29, 1995.(1)

10.8 Bell Technology Group Ltd. 1998 Stock Option Plan, adopted April 16, 1998.(11)

10.9 Irrevocable Proxy Agreement between Harpoon Holdings Ltd. and Marc H. Bell, dated as of October 1, 1995.(1)

10.10 Employment Agreement between Marc H. Bell and the Company, dated as of April 10, 1998.(*)

10.11 Share Deposit Agreement between Marc H. Bell, Harpoon Holdings Ltd., the Company, and Rickel & Associates.(3)

10.12             Form of Consulting Agreement between the Company and Rickel &
                  Associates.(1)

10.13 Agreement of Lease between Bell Technology Group Ltd. and Puck Associates, dated as of July 23, 1996.(4)

10.14 Security Agreement with NationsCredit Commercial Corporation of America and NAFT International Ltd., dated October 1996.(4)

10.15 Restated Security Agreement with NationsCredit Distribution Finance, Inc. and the Company, dated as of February 11, 1998.(12)

10.16 Agreement for Wholesale Financing between NAFT International Ltd. and NationsCredit, dated as of October 1996.(4)

10.17 Lockbox Service Agreement between NAFT, European American Bank and NationsCredit, dated as of October 1996.(4)

10.18 Loan and Security Agreement between Finova Capital Corporation ("Finova") and the Company, dated as of May 1, 1997.(6)

10.19 Guaranty by NAFT in favor of Finova, dated as of May 1, 1997.(6)

10.20 Guaranty by NAFT Computer Service Corp. in favor of Finova, dated as of May 1, 1997.(6)

10.21 Guaranty by Bluestreak Digital, Inc., in favor of Finova, dated as of May 1, 1997.(6)

10.22 Guaranty by PFM Communications, Inc., in favor of Finova, dated as of May 1, 1997.(6)

10.23             Promissory Notes to Bell Technology Group Ltd., from Marc H.
                  Bell, dated April 2, 1997 and June 30, 1997.(8)

10.24 Agreement by and between Bell Technology Group Ltd., and Value Management & Research GmbH for the sale of an aggregate of 382,609 shares of Common Stock, dated as of September 24, 1997.(7)

10.25 Employment Agreement between William T. Jahnke and NAFT International Ltd., dated as of November 1, 1995.(2)

10.26 Employment Agreement between Alan Levy and Bell Technology Group Ltd., dated as of June 1, 1997.(9)

10.27 Amendment to Employment Agreement between Marc H. Bell and the Company, dated as of January 1, 1996.(4)

10.28 Agreement between Bell Technology Group Ltd., and Cisco Systems Capital Corporation granting credit approval for $1,000,000 for leasing transactions, dated as of December 15, 1997.(9)

10.29(+) Purchase Agreement between Hanover Equities, Inc. and the Company dated as of June 2, 1998.(15)

10.30(+) Purchase Agreement between Young Woo and the Company dated as of June 2, 1998.(15)

10.31 Lease between Mission Plaza LLC and the Company dated as of July 24, 1998.(*)

10.32 First Amendment to Lease by and between Mission Plaza LLC and the Company dated October 8, 1998 and effective as of July 24, 1998.(*)

10.33 Lease by and between Corston Holdings Limited, Globix Limited and the Company dated October 15, 1998.(*)

10.34 Deed of Guaranty between Bank Leumi (UK) Plc, Corston Holdings Limited, and Globix Limited dated October 15, 1998.(*)

10.35 IRU Agreement between Qwest Communications Corporation and the Company dated as of October 5, 1998.(*)

21                List of Subsidiaries.

23                Consent of Arthur Andersen LLP.

27                Financial Data Schedule

(*)   Filed herewith.

(+) Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

(1) Incorporated by reference to Registration Statement on Form SB-2 (File No. 33-98978) (the "Registration Statement") filed November 3, 1995.

(2) Incorporated by reference to Amendment No. 1 to the Registration Statement, filed December 20, 1995.

(3) Incorporated by reference to Amendment No. 2 to the Registration Statement filed January 23, 1996, declared effective January 24, 1996.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 1996.

(5) Incorporated by reference to the Company's Registration Statement on Form SB-2 filed March 13, 1997 (File No. 333-23259).

(6) Incorporated by reference to the Company's Report on Form 8-K/A filed July 18, 1997.

(7) Incorporated by reference to the Company's Report on Form 8-K filed October 8, 1997.

(8) Incorporated by reference to Amendment No. 4 filed November 6, 1997 to Registration Statement (File No. 333 23259) filed March 13, 1997.

(9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

(10) Incorporated by reference to the Company's Report on Form 8-K filed May 11, 1998.

(11) Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed on March 16, 1998.

(12) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-57993) filed June 29, 1998.

(13) Incorporated by reference to the Company's Registration Statement on Form S-4/A (File No. 333-57993) filed August 7, 1998.

(14) Incorporated by reference to the Company's Report on Form 8-K filed August 19, 1998.

(15) Incorporated by reference to the Company's Report on Form 8-K/A filed September 16, 1998.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       PAGE
                                                                                                       ----
  Report of Independent Public Accountants ........................................................           F-2

 Consolidated Balance Sheets - As of September 30, 1998 and September 30, 1997 ....................           F-3

 Consolidated Statements of Operations - For the years ended  September 30, 1998 and September
  30, 1997 ........................................................................................           F-4

 Consolidated Statements of Changes in Stockholders' Equity - For the years ended September 30,
  1998 and September 30, 1997 .....................................................................           F-5

 Consolidated Statements of Cash Flows - For the years ended September 30, 1998 and September
  30, 1997 ........................................................................................     F-6 - F-7

 Notes to Consolidated Financial Statements .......................................................    F-8 - F-19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To:       GLOBIX CORPORATION:


We have audited the accompanying consolidated balance sheets of Globix Corporation (formerly Bell Technology Group, Ltd.) (a Delaware corporation) and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globix Corporation and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                        Arthur Andersen LLP



December 14, 1998
New York, New York

                       Globix Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                      September 30,     September 30,
                                                           1998              1997
                                                      -------------     -------------
                                Assets
Current assets:
  Cash and cash equivalents                           $  61,473,285     $   2,401,446
  Marketable securities                                  14,638,173                --
  Accounts receivable, net of allowance for
   doubtful accounts of $410,000 and $194,684,
   respectively                                           4,861,219         3,259,548
  Inventories                                               391,848           487,542
  Prepaid expenses and other current assets               1,699,117           727,765
  Restricted cash                                        10,316,667                --
                                                      -------------     -------------
     Total current assets                                93,380,309         6,876,301
Investments, restricted                                  50,163,109           325,000
Property and equipment, net                              30,871,719         3,548,838
Debt issuance costs, net of accumulated
 amortization of $393,321                                 6,214,473                --
Other assets                                              1,636,762           274,849
                                                      -------------     -------------
     Total assets                                     $ 182,266,372     $  11,024,988
                                                      =============     =============

     Liabilities and Stockholders' Equity

Current liabilities:
  Short term borrowings                               $          --     $   2,001,157
  Current portion of notes payable                        2,397,777           335,021
  Accounts payable                                        6,185,460         2,010,507
  Accrued expenses                                          192,913           425,852
  Accrued interest expense                                8,666,667                --
  Deferred revenues                                          78,166           123,046
                                                      -------------     -------------
     Total current liabilities                           17,520,983         4,895,583
Long term note payable, net of current portion            1,199,429           923,217
Long-term debt, net of unamortized
  discount of $2,107,800                                157,892,200                --
Other long term liabilities                               2,934,675           191,928
                                                      -------------     -------------
     Total liabilities                                  179,547,287         6,010,728
                                                      -------------     -------------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value; 500,000
  shares authorized; no shares issued and
  outstanding                                                    --                --
  Common Stock, $.01 par value; 20,000,000
  shares authorized; 4,140,116 and 3,448,450
  shares issued and outstanding                              41,401            34,485
  Additional paid-in capital                             17,247,354        10,069,474
  Unrealized gain on securities available for sale        1,675,907                --
  Accumulated deficit                                   (16,245,577)       (5,089,699)
                                                      -------------     -------------
     Total stockholders' equity                           2,719,085         5,014,260
                                                      -------------     -------------
     Total liabilities and stockholders'
         equity                                       $ 182,266,372     $  11,024,988
                                                      =============     =============


    The accompanying notes are an integral part of these consolidated balance sheets.

                       Globix Corporation and Subsidiaries
                      Consolidated Statements of Operations


                                                   Year Ended          Year Ended
                                               September 30, 1998  September 30, 1997
                                               ------------------  ------------------
Revenues                                          $ 20,594,933        $ 17,399,955
Costs and expenses:
  Cost of revenues                                  13,321,952          13,699,205
  Selling, general and administrative               10,696,359           6,036,032
  Depreciation and amortization                      1,310,026             674,952
                                                  ------------        ------------
     Total costs and expenses                       25,328,337          20,410,189
Loss from operations                                (4,733,404)         (3,010,234)

  Interest income                                    1,952,952              72,427
  Interest and financing expense                    (8,375,426)           (177,626)
                                                  ------------        ------------
Loss before taxes                                  (11,155,878)         (3,115,433)


Benefit from taxes                                          --                  --
                                                  ------------        ------------
Net loss                                          $(11,155,878)       $ (3,115,433)
                                                  ============        ============


Basic and diluted loss per share                        ($3.08)             ($1.01)


Weighted average common shares outstanding-
  basic and diluted                                  3,625,794           3,075,235



 The accompanying notes are an integral part of these consolidated statements.

                       Globix Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity


                                                                              Unrealized Gain
                                                                               on Securities
                                                                Additional       Available                                Total
                                            Common Stock         Paid-in            for            Accumulated         Stockholders'
                                         Shares      Amount      Capital            Sale             Deficit              Equity
                                         ------      ------      -------            ----             -------              ------
Balance, September 30, 1996            3,083,210    $30,832    $ 8,033,134       $       --       ($  1,974,266)       $  6,089,700
Proceeds from Private Placement, net     400,000      4,000      1,979,241               --                  --           1,983,241
Proceeds from exercise of stock
  options and warrants, net                8,098         81         56,671               --                  --              56,752
Correction of outstanding shares         (42,858)      (428)           428               --                  --                  --
Net Loss                                      --         --             --               --          (3,115,433)         (3,115,433)
                                       ---------    -------    -----------       ----------        ------------        ------------
Balance, September 30, 1997            3,448,450    $34,485    $10,069,474       $       --        $ (5,089,699)       $  5,014,260
Unrealized increase in value of
  investments                                                                     1,675,907                               1,675,907
Warrants issued in connection with
  senior note offering                                           2,252,800                                                2,252,800
Issuance of common stock upon
  exercise of options and warrants,
  net                                    691,666      6,916      4,925,080               --                  --           4,931,996
Net loss                                      --         --             --                          (11,155,878)        (11,155,878)
                                       ---------    -------    -----------       ----------        ------------        ------------
Balance, September 30, 1998            4,140,116    $41,401    $17,247,354       $1,675,907        $(16,245,577)       $  2,719,085
                                       =========    =======    ===========       ==========        ============        ============


 The accompanying notes are an integral part of these consolidated statements.

                       Globix Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                 Year Ended           Year Ended
                                                             September 30, 1998   September 30, 1997
                                                             ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (11,155,878)       $  (3,115,433)
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities
Depreciation and amortization                                      1,310,026              686,250
Amortization of discount and debt issuance costs                     538,321                   --
Changes in operating assets and liabilities:
Increase in accounts receivable                                   (1,601,671)          (1,411,630)
Decrease in inventories                                               95,694              270,811
(Increase) decrease in prepaid expenses
  and other current assets                                        (1,571,352)              31,348
(Increase) decrease in other assets                                 (206,913)              36,708
Increase in accounts payable                                       4,174,953              736,310
(Decrease) increase in accrued expenses                             (232,939)             277,664
Increase in accrued interest expense                               8,666,667                   --
Decrease in deferred revenues                                        (44,880)             (43,571)
Other long term liabilities                                          142,747                   --
                                                               -------------        -------------
Net cash provided by (used in) operations                            114,775           (2,531,543)
                                                               -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in restricted cash                                    (10,316,667)                  --
Investment in marketable securities                              (12,962,266)                  --
Investment in long-term restricted investments                   (49,838,109)                  --
Investment in Cybernet Data Systems                               (1,000,000)                  --
Purchases of property and equipment,
  net of landlord reimbursement in 1997                          (23,269,967)          (1,542,431)
                                                               -------------        -------------
Net cash used in investing activities                            (97,387,009)          (1,542,431)
                                                               -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offering net of
  offering expenses of $6,607,794                                153,392,206                   --
Net proceeds from (repayments of)
  short term borrowings                                           (2,001,157)           2,001,077
Shareholder loan                                                    (155,000)            (145,408)
Proceeds from notes payable for equipment refinancing                     --              873,610
Repayments of notes payable                                         (423,972)            (195,887)
Proceeds from private placement                                      600,000            1,544,031
Proceeds from exercise of stock options and warrants,
  net                                                              4,931,996               55,986
                                                               -------------        -------------
Net cash provided by financing activities                        156,344,073            4,133,409
                                                               -------------        -------------

Net increase in cash and
  cash equivalents                                                59,071,839               59,435
Cash and cash equivalents,
  Beginning of period                                              2,401,446            2,342,011
                                                               -------------        -------------
Cash and cash equivalents,
  Ending of period                                             $  61,473,285        $   2,401,446
                                                               =============        =============

                                                          Year Ended          Year Ended
                                                      September 30, 1998  September 30, 1997
                                                      ------------------  ------------------
   Supplemental disclosure of cash flow information:

Cash paid for interest                                    $  223,251          $165,540
Cash paid for income taxes                                    51,220            27,881
Non-cash investing and financing activities:
Equipment acquired under capital lease obligations         1,112,671           539,764
Capital expenditures included in accounts payable,
  notes payable and other long term liabilities            6,701,707                --
Proceeds receivable associated with private
  placement                                                       --           600,000
Issuance of common stock in connection with
  private placement                                               --           100,000
Warrants issued in connection with
  senior note offering                                     2,252,800                --





 The accompanying notes are an integral part of these consolidated statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

         Globix Corporation and Subsidiaries (the "Company") was originally incorporated in New York in 1989 as NAFT International Ltd. In July 1994, PFM Technologies Corporation, a newly formed affiliate of NAFT, acquired NAFT and its affiliated corporations in a tax-free exchange of common stock. The Company was reincorporated in Delaware in 1995 under the name Bell Technology Group Ltd. The Company changed its name to Globix Corporation on June 1, 1998.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements herein include the accounts of the Company, NAFT International Ltd., PFM Communications Inc., NAFT Computer Service Inc., GameNet Corp., Bluestreak Digital Inc., BLP Acquisitions LLC (since July 1998), ATC Merger Corp., BTG Technology Group Ltd and Globix Limited. All material intercompany accounts and transactions have been eliminated. In September 1995, the Company changed its fiscal year end from December 31 to September 30.

OPERATIONS

         The Company's activities presently fall into two main segments. One segment consists of server and workstation sales and service. The second segment consists of all Internet related activities including high bandwidth dedicated Internet access, web hosting, co-location and value-added Internet services (such as web development, e-commerce and security solutions, streaming media products and corporate training).

         In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital and from the proceeds of the $160 million bond offering completed in April 1998 at least through the fiscal year 1999.

SEGMENT INFORMATION

         The following is a summary of segment information for the fiscal years ended September 30, 1998 and 1997.


Fiscal year ended September 30, 1998

                                  Server Sales
                                  and Integration     Internet        Consolidated
Sales to unaffiliated customers    $  14,147,429    $   6,447,504    $  20,594,933
Operating income (loss)                  721,125        1,145,068       (4,733,404)*
Identifiable assets                    3,731,505        7,808,987      182,266,372**

Fiscal year ended September 30, 1997


                                   Server Sales
                                   and Integration    Internet     Consolidated
                                   ---------------    --------     ------------
Sales to unaffiliated customers      $14,986,417    $ 2,413,538    $17,399,955
Operating Loss                           378,647         84,632      3,010,234*
Identifiable assets                    5,781,580      2,105,207     11,024,988**



* Includes $6,599,597 for the fiscal year ended September 30, 1998 and $2,546,955 for fiscal year ended September 30, 1997 of unallocated corporate overhead including executive salaries of $823,662 for fiscal year ended September 30, 1998 and $616,034 for fiscal year ended September 30, 1997 and overhead including rent, payroll charges for administrative staff including accounting, human resources, MIS and other support personnel and professional fees.

** Including corporate assets not allocable to a particular segment of $170,725,880 and $3,138,201 for the fiscal years ended September 30, 1998 and 1997.


PER SHARE DATA

         During 1997, SFAS No. 128 "Earnings per Share" was issued and became effective for the Company's September 30, 1998 financial statements. SFAS No. 128 establishes new standards for computing and presenting earnings per share
(EPS). The new standard requires the presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities. Diluted EPS has not been presented since the inclusion of outstanding options would be antidilutive.
The Company's September 30, 1997 financial statements have been restated to reflect this pronouncement.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. As of September 30, 1998 and 1997, cash equivalents consist of $71,789,952 ($61,473,285 included in cash and cash equivalents and $10,316,667 included in restricted cash) and $2,401,446, respectively.

CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with various major financial institutions which invest primarily in U.S. Government instruments, high quality corporate obligations, certificates of deposit and commercial paper. The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base.

SIGNIFICANT VENDOR

         One vendor comprises approximately $2,384,000 or 21% of the Company's inventory purchases during the fiscal year ended September 30, 1998. If such vendor ceases to supply the Company, management is confident it can procure comparable services at similar costs elsewhere.

MAJOR CUSTOMER

         One customer comprises approximately $2,355,000 or 11% of the Company's revenues during the fiscal year ended September 30, 1998.

INVENTORIES

         Inventory consists of computer hardware and software, parts and related items. Inventories are carried at the lower of cost or market determined by the first-in, first-out method.

INVESTMENTS

         Marketable equity securities are reported at fair value. Unrealized gains and losses from those securities which are classified as available-for-sale are reported as a separate component of shareholders' equity.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation or amortization computed on the straight-line method. Building is depreciated over its estimated useful life of forty years. Furniture and equipment are depreciated over their estimated useful lives, generally five years. Leasehold improvements are amortized over the term of the lease or life of the asset, whichever is shorter.

LONG-LIVED ASSETS

         The Company's policy is to record long-lived assets at cost. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash projections.

REVENUE RECOGNITION

         Revenues consist primarily of computer hardware sales, Internet access fees and network installation charges. Payments received in advance of providing services are deferred until the period such services are provided. Equipment sales and installation charges are recognized when installation is completed.

         Monthly subscription service revenue related to Internet access is recognized over the period services are provided. Subscription service and equipment installation revenues, which require the use of Company-provided installation of equipment at a subscriber's location, are recognized at completion of installation and upon commencement of service. Revenues related to the Web; interactive development and to 2-D and 3-D animation are recognized as the project progresses. Projects are generally completed within a three month period.

COST OF REVENUES

         Cost of revenues in the Company's Internet division consists primarily of local access costs, leased network backbone circuit costs and the cost of equipment. For the Server Sales and Integration division, the cost of revenues is the cost of the computer products it sells including parts, internal and third-party labor costs, and training and certification costs.

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

         The Company has therefore elected to continue applying the intrinsic value method under APB No. 25. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 6 for additional discussion.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company's consolidated financial statements will be required to include comprehensive income disclosures beginning with the first quarter of fiscal year 1999. Restatement of prior period information will be made for comparative purposes. Comprehensive income for the years ended September 30, 1998 and 1997 amounted to ($9,479,971) and ($3,115,433), respectively.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The Company will adopt SFAS No. 131 in fiscal year 1999. The Company does not believe the adoption of SFAS No. 131 will have a material effect on results of operation or financial condition.

2.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:


                                                September 30,      September 30,
                                                    1998               1997
                                                ------------       ------------
Land                                            $  1,997,413       $         --
Building                                          19,075,028                 --
Leasehold improvements                             3,553,705            686,662
Computer hardware and software
    and network equipment                          7,906,863          3,724,645
Furniture and delivery equipment                     749,219            238,014
Less: Accumulated depreciation and
    Amortization                                  (2,410,509)        (1,100,483)
                                                ------------       ------------

Property and equipment, net                     $ 30,871,719       $  3,548,838
                                                ============       ============

         Included in property and equipment is $2,526,044 and $1,413,373 of assets held under capital lease obligations at September 30, 1998 and 1997, respectively. Included in total property and equipment is $416,667 representing internally developed software costs as of September 30, 1998 and 1997 respectively. Also, included in property and equipment is $1,098,315 of capitalized interest as of September 30, 1998 related to the purchase of the land and building located at 139 Centre Street. In addition, included in property and equipment is $153,014 related to the implementation of a new MIS system as of September 30, 1998 and 1997, respectively.

         Depreciation and amortization expense for the years ended September 30, 1998 and 1997, was $1,310,026 and $686,250, respectively.

         On July 1, 1998, the Company through BLP Acquisitions LLC, a New York limited liability company ("BLP") and over 99% owned by the Company, purchased the land and building located at 139 Centre Street, New York, New York from Bank Leumi USA, a New York banking corporation. The nine story building contains approximately 160,000 square feet of floor space. The Company intends to house its New York SuperPOP facility and operations in the new premises beginning February 1999.

3.       OTHER ASSETS

         Other assets includes the investment in Cybernet Data Systems, due from officer, security deposits and other assets.

         On July 23, 1998, the Company entered into a Securities Purchase Agreement with Cybernet Data Systems, Inc., a Delaware Corporation ("Cybernet"). Cybernet is the publisher of the web site "Edgar-Online.com." Under the Securities Purchase Agreement, the Company purchased for $1,000,000, a 10% Convertible Subordinated Debenture due 2001 (the "Cybernet Debenture") and a Warrant to Purchase Common Stock (the "Cybernet Warrant"). The Cybernet Debenture is non-interest bearing until July 23, 1999. Beginning on July 23, 1999, the Cybernet Debenture will bear interest at a rate of 10% per annum payable semiannually in advance on July 23 and January 23, in each year until July 23, 2001, when the Cybernet Debenture is to be redeemed by Cybernet. The Cybernet Debenture is convertible into 670,000 shares of Cybernet common stock. The Cybernet Warrant entitles the Company to purchase an additional

666,667 shares of Cybernet common stock at an exercise price of $1.50 per share until the Cybernet Warrant's expiration date of July 23, 1999. If the Company converted the Cybernet Debenture into common stock and exercised its Cybernet Warrant, the Company would own approximately 20% of the outstanding shares of Cybernet. In addition, Cybernet has signed a 5 year exclusive contract with the Company to provide web hosting services.

4.       FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

LONG AND SHORT-TERM DEBT

         The carrying amount of the Company's short-term borrowings approximates fair value. The fair value of the Company's long-term debt, including current portions, is determined based on market prices for similar debt instruments or on the current rates offered to the Company for debt with similar maturities.

         As of September 30, 1998, the fair value based upon quotes from securities dealers and carrying value of the Company's Senior Notes were $128,000,000 and $157,892,200, respectively.

5.       SENIOR NOTE OFFERING

         In April 1998, the Company completed a private offering for $160,000,000 consisting of 160,000 units, each unit consisting of $1,000 principal amount of 13% Senior Notes due 2005 and one warrant to purchase 3.52 shares of common stock (total of 563,200 shares of common stock) at a purchase price of $14.03 per share. The Notes will mature on May 1, 2005. Interest on the notes are payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. The Company has deposited with an escrow agent $57,000,000, that together with the interest received thereon, will be sufficient to pay, when due, the first six interest payments. The Notes are collateralized by a first priority security interest in the escrow account. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. In connection with the warrants issued with the Senior Notes, the Company has assigned an original issue discount of approximately $2.3 million. In addition, the Company incurred costs associated with the offering of approximately $6.6 million. These amounts are being amortized by the Company over seven years.

6.       STOCKHOLDERS' EQUITY AND STOCK OPTIONS

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

STOCK OPTIONS

         The Company, with the approval of its stockholders, adopted the 1995 Stock Option Plan ("Option Plan") which reserved 360,000 shares of common stock for issuance under the Option Plan. Under the Option Plan, the term of the options issued are determined by the stock option committee and range from 5 to 10 years from the date of the grant. Options issued to directors are immediately exercisable and options issued to employees are exercisable ratably over a three-year period. Options issued before the Company's initial public offering were issued at the fair value of the stock at the date of grant, in the opinion of management. The exercise price of the options issued subsequent to the initial public offering (Note 3) is equal to or greater than 100% of the fair market value of the stock on the date of grant.

         In April 1998, the Company's Board of Directors (the "Board") adopted, and its stockholders approved, the 1998 Stock Option Plan (the " 1998 Plan"), which provides for the grant of stock options to purchase up to 1,200,000 shares of common stock to any employee, Non-Employee director, or consultant at the Board's discretion. Under the 1998 Plan, these options may not be exercised after ten years from the date of grant. Options issued to employees are exercisable ratably over a five-year period. Under the 1998 Plan, options shall be granted each year to Non-Employee directors on the first day of the Company's fiscal year or on the first day of the term as director at a purchase price equal to the fair market value on the date of grant. In addition, the Non-Employee director stock options shall be exercisable in full twelve months after the date of grant unless determined otherwise by the stock option committee.

         On September 30, 1997, 250,064 options previously issued to employees and directors with a weighted average exercise price of $8.32 were canceled and reissued at $6.125, the fair market value of the Company's common stock on the date reissuance. This revaluation did not alter or amend any other provision of the optionee's original option agreement, including the vesting period and option term.

         The Company accounts for awards granted to employees and directors under APB No. 25, under which no compensation cost has been recognized for stock options granted. Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                                                  1998                  1997
                                                              ------------          -----------
      Net loss:                           As reported         $(11,155,878)         $(3,115,433)
                                          Pro forma            (13,394,255)          (3,307,639)

      Basic and diluted loss per share:   As reported                (3.08)               (1.01)
                                          Pro forma                  (3.69)               (1.08)

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

         Option activity for the two years ended September 30, 1998 is as follows:

                                                                                 Weighted Average
                                                                                     Exercise
                                                              Number of Shares        Price
                                                              ----------------        -----
   Options outstanding, October 1, 1996                           202,730             $7.04

       Granted                                                    390,897             $7.41
       Canceled                                                  (284,065)            $8.39
       Exercised                                                   (7,998)            $7.00
                                                                 ---------            -----

   Options outstanding, September 30, 1997                        301,564             $6.13

       Granted                                                    682,375             $6.25
       Canceled                                                   (62,018)            $5.91
       Exercised                                                   (6,316)            $6.13
                                                                 ---------            -----

   Options outstanding, September 30, 1998                        915,605             $6.39
                                                                 ========             =====


    There were 563,062 options available for future grant at September 30, 1998.

    The weighted average fair value of options granted is $5.27 and $3.76 for the years ended September 30, 1998 and 1997, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: risk-free interest rate of 5.56% and 6.17%; expected life of 6.00 and 6.00 years; expected volatility of 110.61% and 42% and expected dividend yield of 0%.

    The following table summarized information with respect to stock options outstanding at September 30, 1998:

                                      Options Outstanding                             Options Exercisable
                       --------------------------------------------------       -------------------------------
                       Number of Options     Weighted                           Number of Options
                          Outstanding        Average             Weighted          Exercisable         Weighted
                              at            Remaining            Average               at              Average
        Range of         September 30,     Contractual           Exercise         September 30,        Exercise
     Exercise Prices         1998             Life                Price               1998              Price
     ---------------         ----             ----                -----               ----              -----
     $5.00 - $7.50         844,230            8.33              $    5.97           412,153           $    6.36
     $7.50 - $10.75         50,375            9.25                  10.73             1,667               10.50
     $10.75 - $13.25        21,000            8.86                  12.86             4,333               12.63

DEPOSIT SHARES

         In connection with the Company's initial public offering, Marc H. Bell and Harpoon have each deposited 210,000 shares of the Common Stock owned by them (the "Deposit Shares") with the Company. The Company will hold such shares pursuant to a Share Deposit Agreement. The Deposit Shares will be returned to their respective owners in January 2004.

7.       COMMITMENTS AND CONTINGENCIES

NOTES PAYABLE

         In connection with the purchase of the land and building at 139 Centre Street, New York, New York in July 1998 as described in Footnote 2, the Company is indebted to an individual for the rights to purchase this property in the amount of $1,650,000. The $1,650,000 is due on demand and has been recorded in current portion of notes payable as of September 30, 1998. The Company also entered into an agreement with the minority partner of BLP Acquisitions LLC, giving the Company the right to purchase the minority interest at any time for a purchase price of $2,600,000. Interest at 7% per annum is payable monthly in arrears. The $2,600,000 is due in July 2005 and has been recorded in other long-term liabilities as of September 30, 1998.

CAPITAL AND OPERATING LEASES

         The Company leases office equipment and office space under various noncancellable operating leases accounted for on a straight line basis. Rent expense for the year ended September 30, 1998 and 1997 was $560,105 and $548,897, respectively.

         In February 1996, the Company entered into a lease for its corporate headquarters effective July 1996. The lease is for eleven years and six months starting with an initial annual base rental of $309,250 escalating to $563,547 in the final year. Under the lease, the landlord reimbursed the Company $500,000 for leasehold improvements. The Company is required by the terms of the lease to maintain a security deposit in the form of a letter of credit in the amount of $325,000. In order to obtain a standby letter of credit, the Company maintains a restricted certificate of deposit presently in the amount of $325,000. As of March 1999, this amount is to be reduced to $250,000 if the Company is not in default under the terms of the lease. Therefore $75,000 of this deposit is classified as other current assets and $250,000 is included in "Long-term Restricted Cash" of the Company's consolidated balance sheets as of September 30, 1998.

         The Company maintains a $1.0 million credit line from Cisco Systems Capital Corporation ("CSC") to lease Cisco System products and associated peripherals. The terms of this line, which was entered into in December 1997, provided for 180 days of borrowing and a maximum borrowing limit of $1.0 million. However, CSC has informally permitted the Company to continue to borrow under this line and to exceed the stated $1.0 million limit. Amounts borrowed under the line are to be repaid over a 36-month period with the Company having the option of purchasing the equipment for $1.00 at the end of the lease term. As of September 30, 1998, approximately $945,000 was outstanding under this credit line.

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

         The Company has signed an additional long-term agreement with Qwest Communications and a lease for its London facility as described in the subsequent events footnote (see footnote 10).

         Future minimum lease and loan payments under these agreements including payments under the London lease described in Footnote 10 are as follows:

Year Ending
September 30,                                                                       Operating                     Capital
-------------                                                                       ---------                     -------
1999............................................................                   $ 1,381,603                     $914,869
2000............................................................                     3,561,077                      782,845
2001............................................................                     3,570,025                      439,525
2002............................................................                     3,579,151                       75,354
2003............................................................                     3,594,793                           --
Thereafter .....................................................                    35,586,453                           --
     Less: Amount representing interest.........................                            --                     (249,744)
                                                                                   -----------                  -----------
Present value of net minimum lease payments                                        $51,273,102                  $ 1,962,849
                                                                                   ===========                  ===========

8.       INCOME TAXES

         Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         The Company is in an accumulated loss position for both financial reporting and income tax purposes. The tax benefit recorded by the Company has been fully reserved against due to the uncertainty of the Company's ability to realize benefits by generating taxable income in the future. The Company has a tax loss carryforward of approximately $17 million at September 30, 1998. This carryforward expires between 2011 and 2013. Pursuant to Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be partially limited due to changes in ownership that have occurred. The Company has not yet determined the impact that changes in ownership have had on net operating loss carryforwards, if any.

          The provision for income taxes on historical net income for the years ended September 30, 1998 and 1997 differs from the amount computed by applying the federal statutory rate due to the following:


                                                          Year Ended    Year Ended
                                                           September     September
                                                           30, 1998      30, 1997
                                                           --------      --------
     Statutory federal income tax rate ................      (34)%         (34)%

     State and local taxes, net of federal benefit ....      (11)%         (11)%
     Other ............................................       (0)%          (0)%
     Valuation allowance ..............................       45%           45%
                                                             ---           ---
     Effective income tax rate ........................       (0)%          (0)%
                                                             ===           ===

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  September 30, 1998   September 30, 1997
                                                                  ------------------   ------------------
         Deferred tax assets (liabilities):
         Tax depreciation and amortization in excess of book
           depreciation and amortization                             $  (417,659)         $  (264,820)
         Capitalized interest                                           (496,658)                  --
         Net operating loss carry forward                              7,507,964            1,908,226
         Allowance for doubtful accounts                                 241,927              255,350
         Deferred Rent                                                   152,069               80,795
         Valuation allowance                                          (6,987,643)          (1,979,551)
                                                                     -----------          -----------

         Total net deferred tax liabilities                                   --                   --
                                                                     ===========          ===========

9.       EMPLOYMENT AGREEMENT

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

         During the third quarter of fiscal 1997, the Company made loans to Mr. Bell bearing interest at 8.75% per annum in the total amount of $145,408. These loans were pursuant to his existing employment agreement. The loans mature in June 2002.

         Effective June 1, 1998, the Company terminated Mr. Bell's former employment agreement and entered into a new employment agreement, which will terminate on June 30, 2005. The new employment agreement provides for a base salary of $350,000 per year, increasing annually at the rate of 5% starting October 1, 1999. In addition, Mr. Bell will receive an annual bonus equal to 10,000 times the increase, if any, of the fair market value per share of the Company's Common Stock measured during the 12-month period ending on June 30 of each year of the agreement, commencing with the year beginning July 1, 1998. Mr. Bell will also be entitled to receive stock options to purchase that number of shares as shall equal 25% of the increase, if any, in the number of issued and outstanding shares of Common Stock during the 12-month period ending on September 30 of each year of the agreement, provided that such increase was attributable to equity offerings or acquisitions. The new employment agreement also provides that Mr. Bell may require the Company to lend him a total of $155,000. Any loan taken thereunder will mature five years after the date made and bear interest at the rate of 8% per annum. However, the interest accruing during the first two years is not payable until the end of such two year period. Mr. Bell borrowed from the Company $155,000 in September, 1998.

10.  SUBSEQUENT EVENTS

QWEST COMMUNICATIONS

         In October 1998, the Company contracted with Qwest Communications Corporation ("Qwest") with broadband capacity on the nationwide Qwest Macro Capacity(SM) Fiber Network. Initially, Globix will receive a long-term right to use OC-3 (155 mbps) capacity to route its Internet and data traffic. The Company is currently committed to Qwest for a fee of $9,192,176 of which it had paid $919,218 at contract. The balance is payable by October 1999. In addition, the Company has the right to increase its capacity on the Qwest Network at the cost of $1.50 multiplied by the number of DS-0 (64 kbs per second) V&H Miles (length in miles between the termination points of a Qwest Network Segment using airline miles and determined based on the vertical and horizontal geographic coordinates of the locations of the termination points). The Company is also liable for a monthly operating and maintenance charge of $.0035 per each DS-0 V&H Mile. The Company will amortize the total contract value over the term of the agreement of 20 years.

LONDON FACILITY

In October 1998, the Company signed a lease with Corston Holdings Limited (a United Kingdom Corporation) for a 15 year term through September 2014 for the rental of 33,500 square feet at Prospect House, 80 to 110 New Oxford Street London at an annual base rent of pound sterling 1,080,000 (approximately $1,836,000 in U.S. dollars) commencing in October 1999. The Company intends to build a SuperPOP data center in the new premises, which will also provide space for sales and administrative personnel.