Form 10KSB/A
period 1998-09-30
GLOBIX CORP
filed 1999-01-14
CIK 1003111

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10 - KSB/A

[X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                                  4,140,116
----------------------------                         --------------------------
(Title of Class)                                     (No. of Shares Outstanding
                                                        at December 14, 1998)

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE


                                     PART I
                  FORWARD LOOKING STATEMENTS AND RISK FACTORS

     The following contains forward-looking statements based on the Company's current expectations, assumptions, estimates and projections about the Company and its industry. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks and uncertainties discussed in "Risk Factors" set forth in the Company's filings made from time to time with the Securities and Exchange Commission.

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

         (b) In July 1994, in a private transaction, the Company received financing from Harpoon Holdings Ltd. ("Harpoon") a British Virgin Islands corporation wholly-owned by Tsuyoshi Shiraishi, a director of the Company, pursuant to which Harpoon became a principal stockholder of the Company.
         (c) In January, 1996, the Company sold, in an initial public offering, 1,150,000 shares of Common Stock at an initial offering price of $7.00 per share, and 575,000 Redeemable Purchase Warrants for $.10 per warrant (the "IPO Warrants"). Each IPO warrant entitled the holder to purchase one share of the Company's common stock for $7.70 per share. The IPO warrants were redeemable by the Company at $.10 per IPO warrant at any time after January 24, 1997 if certain conditions were met. The net proceeds that the Company received from the public offering amounted to approximately $6,600,000.

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

(h) Narrative Description of Business

     (1) General

     Globix is a leading provider of Internet connectivity and sophisticated Internet-based solutions to large and medium size businesses. Globix provides its customers with a comprehensive range of high performance, flexible and scalable products and services, designed to enable them to take full advantage of the Internet in order to more effectively carry out their evolving business strategies. Components of Globix's "end-to-end" solutions include:

     - dedicated Internet access

     - Internet Data Center facilities for web hosting and co-location

     - Internet-related hardware and software sales and systems and network integration

     - systems administration and web site management

     - value-added solutions such as e-commerce, streaming media, network security and web development

     - instructor-led corporate training

In December 1995, Globix began offering Internet access from its facility in New York City, where most of its customers have substantial operations. Globix is currently building new state-of-the-art facilities in New York City, London and the San Francisco Bay area to expand into those major business centers and to better serve the needs of its existing multiregional and multinational customers. Globix markets and supports its products and services through locally-based direct sales, system and network engineering, application design and customer care professionals. Due to its strong local presence, Globix is better able to evaluate the needs of its customers and quickly respond with tailored solutions. Globix also provides its customers conveniently located facilities and the systems management expertise to cost-effectively outsource all or part of their Internet or IT functions. Globix believes that its ability to offer a broad range of end-to-end Internet solutions, combined with its local sales and support professionals and high performance Internet Data Center facilities, differentiates the Company from its competitors.

     Globix offers Internet access from its initial SuperPOP facility in New York City. Globix is in the process of building new state-of-the-art SuperPOP facilities in New York City, London and the San Francisco Bay area. Each new SuperPOP will feature:


     - a high performance Internet Data Center with multiple, redundant, high-capacity fiber feeds, uninterruptable power supplies with back-up generators, a dry fire suppression system, raised floor and fault tolerant environmental controls

     - a Network Operations Center, which provides 24 X 7 monitoring

     - on-site customer care, sales and marketing, systems administration and administrative operations

The new SuperPOP facilities will significantly increase Globix's ability to provide web hosting and co-location services by increasing its total Internet Data Center capacity from approximately 2,000 square feet to approximately 63,000 square feet. All three new SuperPOP facilities are expected to be completed and operational by June 30, 1999.

     The Company is also currently establishing a fully redundant, dedicated, high-speed, network backbone which will serve many of the major business centers in the United States, as well as London, England. Globix's network backbone will significantly increase data transmission capacity, improve reliability and reduce unit data transmission costs. The Company has taken the following steps to implement this project:

     - In October 1998, Globix entered into an IRU agreement with Qwest Communications giving it the exclusive right to use portions of Qwest's global fiber network for a 20 year period. Globix will initially have the right to use 6,500 route miles of OC-3 capacity fiber (upgradable to OC-48) coast-to-coast in the United States and a DS-3 fiber link from the United States to the United Kingdom.
     - Globix is in the process of establishing both public and private peering, or interconnection, relationships with major backbone providers. Public peering takes place at a physical location, usually a Network Access Point (NAP) designed for the exchange of Internet traffic between private backbone providers. Private peering is an agreement between two Internet Service Providers (ISPs) to pass traffic between one another at private connection points along each other's network backbone, allowing traffic to pass from one network to another without having to traverse the public Internet and public peering points.

     - Globix is establishing Points of Presence, or POPs, in Washington, D.C., Chicago and Los Angeles, as part of a planned program of establishing POPs in other major business centers in the United States and Europe
      In April 1998, Globix completed a $160.0 million debt financing to fund the build-out of its new SuperPOP facilities and network backbone.

     As of November 30, 1998, Globix had over 800 business customer accounts for Internet products and services. Globix's customers are in a variety of data-intensive industries such as advertising, financial services, media, publishing and retail. Internet customers include Acclaim Entertainment, American Red Cross, Bloomingdale's, BPI Communications (Billboard and Adweek), Dow Jones, General Media International (Penthouse), Microsoft, National Hockey League, Nomura Securities, Ogilvy & Mather, RealNetworks, Standard & Poors and Tishman Speyer Properties.

PRODUCTS AND SERVICES
     Globix provides its customers with a broad range of end-to-end solutions including: (i) dedicated Internet access; (ii) Internet Data Center facilities for web hosting and co-location; (iii) Internet-related hardware and software sales and systems and network integration; (iv) systems administration and web site management; (v) value-added solutions such as e-commerce, streaming media, network security and web development; and (vi) instructor-led corporate training. Each of the Company's new SuperPOP facilities will offer substantially the same range of products and services.

DEDICATED INTERNET ACCESS

     Globix provides a variety of connectivity solutions, including dedicated Internet access, hardware and software implementation and system and security consulting which provide businesses high-speed continuous access to the Internet. The Company's dedicated Internet access services are provided to customers at speeds ranging from 56Kbps to 45Mbps. However, the majority of the Company's connectivity customers purchase 1.5Mbps or higher levels of service. In addition, the Company provides turnkey configuration services, including domain name registration, local loop provisioning, Internet address assignment, router configuration, e-mail configuration, security planning and management technical consulting services. All of the Company's customers receive 24 X 7 technical support. The Company is currently participating in trials of new access technologies, such as xDSL, and expects to deploy additional connectivity-related enhanced services, such as Internet conference calling, by June 30, 1999.

WEB HOSTING

Shared Server Web Hosting. Globix offers a variety of shared server web hosting services that enable its customers to efficiently, reliably and cost-effectively establish a sophisticated web presence and distribute information over the Internet without purchasing, configuring, maintaining and administering the necessary Internet hardware and software. The Company's basic web hosting option includes 100 Mbps of data transfer per month and 20 Mbps of storage. This basic service meets the bandwidth requirements of many businesses and allows them to store sufficient standard graphics, HTML, sound and video files to meet their ongoing needs. Storage and transfer limits can be increased and customized to meet the requirements of the customer. Globix supplements this basic service with a variety of web-based options such as e-mail, Microsoft Frontpage extensions and Netshow streaming, RealNetworks offerings, and other web development, security, e-commerce and database products. Globix shared hosting plans also offer tools that enable customers to control and update their sites remotely, monitor site performance, track the number of site visits, update password protection, check account billing information and evaluate the overall effectiveness of their web sites. In addition, all shared servers have regular back-up procedures to protect customer files.

     Dedicated Server Web Hosting. The Company also offers dedicated server web hosting solutions for larger customers that require substantially more server and network capacity than provided under the shared hosting plans. The dedicated web hosting solutions provide the customer with an NT or UNIX-based dedicated server that is owned and maintained by Globix within its Internet Data Center facility. The Company provides all its web hosting customers with 24 X 7 monitoring, network and systems administration and maintenance, tape back-ups and security monitoring. This solution enables customers to host complex web sites and applications without the need to incur significant infrastructure and overhead costs. Globix offers dedicated server service at various price levels, depending on customers' hardware data transfer and service requirements. For example, Globix offers Bronze, Silver and Gold level dedicated web hosting services which include either a Sun Microsystems or Compaq server, 64 Mbps to 256 Mbps of memory and 1,000 Mbps to 3,000 Mbps of data transfer per month.

CO-LOCATION

     Globix offers co-location services for customers who prefer to own and have physical access to their servers, but require the high performance, reliability and security of an Internet Data Center. Co-location customers are typically larger enterprises employing more sophisticated Internet hardware and software, and have the expertise to maintain their web sites and related equipment. The Company's co-location services include fault-tolerant physical facilities and reliable, high bandwidth Internet connectivity tailored to meet the outsourcing needs of its customers' mission-critical Internet operations. The Company supports most leading Internet hardware and software platforms, including those from Ascend, Cisco, Compaq, Check Point Software, Intergraph, Microsoft, Netscape, Silicon Graphics, Storage Technologies and Sun Microsystems. This multi-vendor flexibility enables Globix to offer the customer a broad range of technology best suited for its needs. Customers have 24 X 7 physical and remote access to the Internet Data Center to administer, upgrade and maintain their own equipment, or they may engage Globix to provide systems administration and maintenance.

     Globix believes its ability to sell additional hosting and co-location services has been limited in the recent past because its present Internet Data Center, with capacity totaling approximately 2,000 square feet, is fully utilized. Globix is currently building new state-of-the-art SuperPOP facilities in New York City, London and the San Francisco Bay area. The SuperPOPs under construction include:

     - a 160,000 square foot facility located in New York City containing a 25,000 square foot Internet Data Center designed for co-location and web hosting

     - a 61,000 square foot facility located in Santa Clara, California, containing a 24,000 square foot Internet Data Center

     - a 35,000 square foot facility, located in London's West End district, containing a 14,000 square foot Internet Data Center

     The Internet Data Centers will be connected by a fully redundant, dedicated, high speed network backbone. All three facilities are expected to be completed and operational by June 30, 1999.
     The Company's new Internet Data Center facilities will feature uninterruptable power supplies with back-up generators, a dry fire suppression system, raised floor and fault tolerant environmental controls, 24 X 7 monitoring and high levels of security. Customers will be able to select from shared rack facilities, secure cabinets or enclosed cage facilities based upon their business and technical requirements. Each facility will also feature multiple redundant links to the building housing the Internet Data Center from the network backbone via separate fiber feeds from separate suppliers, direct links to public peering points, and two separate 20 amp circuits from different suppliers to each customer's rack or cage.

INTERNET-RELATED HARDWARE AND SOFTWARE SALES

     Product resales are an integral part of providing end-to-end solutions. Globix assists its customers in identifying appropriate hardware and software components tailored for their Internet needs. Generally, Globix sells the hardware and software to its customers under reseller agreements with major vendors. Globix is authorized to sell a full range of equipment and hardware required to connect to the Internet, including servers from manufacturers such as Sun Microsystems, Compaq, Silicon Graphics and networking components, including routers and switches, from leading manufacturers such as Cisco Systems. Globix also provides application-specific software products including browsers, electronic mail and other solutions from a variety of leading manufacturers, including Microsoft, Netscape and Oracle which allow its customers to navigate and utilize the Internet.

SYSTEMS AND NETWORK INTEGRATION

     Globix's provides integration services including local and wide area network configuration, web and database server integration and application-specific software solutions. When requested by the customer, the Company will configure all equipment it sells by loading customer programs, connecting equipment to the network, and servicing the customer's hardware and software. The Company's staff of experienced network consultants work closely with customers to design, assemble and configure a network architecture which meets their goals. Globix utilizes its expertise across multiple platforms and familiarity with leading networking hardware, high-end web and database servers and computer software to more effectively address its customers' diverse systems and network integration needs.

SYSTEMS ADMINISTRATION AND WEB SITE MANAGEMENT

     Globix's system administration and web site management solutions support its customers' Internet operations by providing the customer with detailed monitoring, reporting and management systems to control their Internet-related hardware, software and network applications. The Company's solutions can vary in functionality from delivering e-mail to an individual within a corporate local area network to delivering a sophisticated, media-rich web site on the Internet. Implementation of these solutions are often phased to allow customers to outsource an increasing amount of their Internet operations. Globix's systems and web management systems enable Globix and its customers to jointly manage Internet operations housed at the Company's Internet Data Center and at its customers' in-house facilities. The Company's comprehensive system administration and web management solutions enable it to identify and begin to resolve hardware, software, network and application problems almost immediately. As a result of its proactive service focus, Globix can usually identify and resolve a potential problem before it ever impacts an Internet site's availability or performance.
VALUE-ADDED INTERNET SERVICES

     Web Development. Globix provides advanced web site development and implementation services. Its customers' web sites range from basic informational sites to complex interactive sites featuring sophisticated graphics, animation, sound and other multimedia content. Globix has completed web site development projects for customers including Bank of New York and Cigar Aficionado. Globix's interactive development capabilities utilize tools such as Hypertext Markup Language (HTML), Virtual Reality Markup Language (VRML), computer animation, compositing and motion capture. Globix works with content providers such as marketing firms, end users and production companies to provide technical, design and production services. Globix focuses on the design, development and establishment of web sites and is not typically involved in creating the content of its customer's web sites. The Company maintains a dedicated team of expert production, design and management personnel which are available for large-scale web development projects.
     E-Commerce Solutions. Globix offers commerce-enabling solutions for its web-hosting and co-location customers. A "shopping cart" program is available for those customers looking to sell products, where, as in a retail store, their clients browse through several products and choose to put some in their "shopping cart" for purchase. This database driven technology is very flexible, allowing the Company's customers to change products and prices easily and cost-effectively. The Company also offers credit card authorization and processing solutions that enable its customers to accept payment directly over the Internet. This is accomplished through a Cybercash server maintained by the Company. This server can interface with any of the Company's web hosting or co-location customers, allowing them to offer their clients a secured socket layer environment to type a credit card number in a browser for the purpose of conducting a business transaction. The Company also provides fully integrated turnkey e-commerce solutions that simplify and facilitate online commerce without the need for IT support.

     Security Solutions. The nature of business Internet traffic demands protection from unauthorized access. The Globix security team works closely with customers to design and integrate a customized security solution which ensures network integrity while enabling users to perform business tasks in a secure, yet unhindered, environment. Globix's firewall solutions provide users with secure access to the Internet as well as segregate a customer's public servers from its internal network. Globix's firewalls can also restrict access between departments as well as track communications to ensure that these communications follow a customer's established security procedures. Globix works with a variety of vendors, including Check Point Software and WatchGuard Technologies. In addition to firewalls, Globix offers enhanced security services including virus scanning, active X and Java screening, content filtering and Uniform Resource Locator (URL) blocking. Globix also offers a Virtual Private Network (VPN) solution which offers end-to-end security while greatly reducing the cost of leased line connectivity to remote offices, remote users and business partners.

     Streaming Media Products. The development of streaming media products from companies, such as RealNetworks and Microsoft, enables the simultaneous transmission and playback of continuous streams of audio and video content over the Internet. Globix has emerged as one of the leading providers of streaming media services, offering complete integrated, in-house services, including production encoding and hosting of live or pre-recorded events. Production involves creating a video and/or audio recording of an event, such as a music performance, sports competition or business meeting. Encoding is converting the recording into a form that can be sent over the Internet. Hosting is placing the encoded file on a server that can be accessed by Internet users. Globix has produced and hosted streaming media events for customers from a number of industries. Globix has produced and/or hosted over 70 events, including a live Rod Stewart concert from London, New York State Governor George Pataki's State-of-the State address, and the keynote address of John Chambers, the President and Chief Executive Officer of Cisco Systems, at the Consumer Electronics Show. The Company encodes data for applications from several software providers, including RealNetworks, Microsoft, a2b, Apple, Liquid Audio and Macromedia. Globix believes that it is one of the few providers which offers expertise in all three components of streaming media technology, combined with an established customer base for Internet products and services and access to low cost, scalable, bandwidth.

CORPORATE TRAINING

     Globix provides corporate training services on a value-added basis to its business customers, often in conjunction with a sale of Internet connectivity, hardware and software products or value-added solutions. Globix offers instructor-led training on multiple network platforms (Windows 98, Windows NT, Mac and Unix), Internet applications (Java, HTML, Macromedia and VRML), office applications (MS Office, Lotus Notes, Lotus Smart Suite) and 3-dimensional computer animation programs (Alias, Discrete Logic, Soft Image). Training is marketed to large advertising, financial services, media, publishing and retail companies which send their personnel to Globix's facility to attend one to five day programs. Most customers maintain an on-going relationship with Globix's account managers and regularly schedule classes during the year.

     The Company maintains training rooms at its New York SuperPOP facility which are equipped with state-of-the-art modern hardware, projectors, computer desks and other appropriate classroom equipment, including multiple T-1 access to demonstrate Internet applications. Course materials and training methodology can be customized for the customer's specific needs. Globix's fees depend upon the size of the class, the complexity of the content and the equipment required.

CUSTOMERS

     Globix has established a diversified base of Internet customers in a variety of data-intensive industries, such as advertising, financing services, media, publishing and retail. Since initiating Internet services in December 1995, Globix has grown its customer base to over 800 large and medium size business customer accounts, including Acclaim Entertainment, American Red Cross, Bloomingdale's, BPI Communications (Billboard and Adweek), Dow Jones, General Media International (Penthouse), Microsoft, National Hockey League, Nomura Securities, Ogilvy & Mather, RealNetworks, Standard & Poors and Tishman Speyer Properties. The Company believes it has benefitted from its large base of business customers located in New York involved in the advertising and media industries. Because many of these customers design websites and develop Internet content for their clients, they are often in a position to refer their clients to Globix for Internet access, web hosting and co-location services.

GLOBIX NETWORK INFRASTRUCTURE

Current Infrastructure. Globix's current infrastructure is designed to provide highly available Internet connectivity to its dedicated access, web hosting and co-location customers. The Company operates an Internet Data Center in its current New York City facility providing high bandwidth, highly reliable connectivity to the Internet and other companies located within the New York metropolitan area. Within the Internet Data Center, the Company deploys a fully-redundant, high-speed, switched local area network (LAN). The Company's current Internet Data Center is connected to the Internet by multiple DS-3 fiber connections provided by UUNET, Cable & Wireless and Sprint, each connected to a unique router. Utilizing these diverse feeds, the Company's network dynamically routes traffic over the backbone provider best able to deliver the data in the most efficient manner. The Company believes that direct connections to these major backbone providers enables the Company to provide highly reliable service levels even when one of the carriers suffers congestion or an outage. Globix provides leased line connectivity to customers via Bell Atlantic's OC-12 synchronous optical network (SONET) ring and connects customer traffic to the Internet through high speed dedicated leased lines. The Company also maintains diverse ISDN circuits available to customers as a back-up to their dedicated lines. The Company's New York facility contains a Network Operation Center, staffed 24 X 7 by system engineers, who are responsible for monitoring the performance of both the Company's network equipment and customer equipment.

Network Backbone Expansion. The Company is currently establishing its own network backbone to replace its existing leased bandwidth. The Company's network backbone expansion is designed to offer greater reliability, improved performance and additional functionality at a lower per unit data transmission cost. The Company's network backbone will also connect its SuperPOP facilities in New York City, London and the San Francisco Bay area, as well as the Company's planned POPs in Chicago, Los Angeles and Washington, D.C. The Company anticipates that its network backbone will become fully operational by June 30, 1999.
     In October 1998, the Company entered into an IRU agreement with Qwest, under which the Company has the exclusive right to use portions of Qwest's planned 18,449 mile MacroCapacity fiber network for a 20 year period. Globix will initially have the right to use 6,500 route miles of OC-3 fiber capacity coast-to-coast in the United States and a DS-3 fiber link from the United States to the United Kingdom. The IRU agreement also provides Globix with the right to further upgrade to OC-48 fiber capacity.
     The Company's SuperPOPs and POPs will have multiple, redundant and diverse connections to both the Globix network backbone and local Internet exchange points. Each SuperPOP and POP will be connected to the Globix network backbone through diverse, redundant OC-3c links provided by both the incumbent local telephone companies (ILECs), such as Pacific Bell, Bell Atlantic, Ameritech, British Telecom and competitive local exchange carriers (CLECs), such as MFS and Teleport. In addition, connectivity to the Internet exchange points will be provided by multiple DS-3 or OC-3c links, provided by ILECs and CLECs. All lines are strategically placed on different routers to avoid any single point of failure. Should any SuperPOP lose connectivity to either the Globix network backbone or a local peering point, traffic will be immediately and seamlessly routed over an alternative link.

     The Company's SuperPOPs and POPs under construction are located near and connected to most of the major Internet peering points, including MAE-East, MAE-West, Ameritech NAP and Sprint NAP. The Company's presence at these public exchange points, combined with private connections to other ISPs, connect its customers to the Internet. A combination of public and private peering interconnections will allow the Company to achieve fast, reliable delivery of content with limited latency. The Company is instituting a general policy of keeping significant unutilized network capacity for its LAN, wide area network
(WAN) and public and private peering links to allow for spikes in demand or line outages. The Company is actively pursuing both public and private peering agreements.

     The Company is currently constructing a global operations center located at the new SuperPOP in New York City. The global operations center will serve as the command, control and communications center for all of the Company's Network Operations Centers and POPs. The global operations center will be staffed 24 X 7 by distinct teams of individuals dedicated to maintaining the highest quality of service. From the global operations center, the network administrators will monitor Globix's entire network architecture from the Company's network backbone to the end-user interface. The global operations center network administrators will be able to efficiently identify and correct any network problems either by direct action or by the activation of the system engineers located at any of the Company's Network Operations Centers. The customer support facilities within the global operations center will utilize state-of-the-art equipment and technologies, including Automatic Call Distribution, Automatic Number Identification and a database of customer information and history. The global operations center's advanced network management and monitoring capabilities will enable Globix to quickly identify and respond to potential problems or service disruptions, often before a customer notices the problem.

CUSTOMER SUPPORT

     High quality customer service and support is critical to the Company's objective of retaining and developing its customers. The Company has made significant investments in customer service personnel and systems that enhance customer care and service throughout the complete customer life cycle from order entry and billing to selling of value-added services. As of November 30, 1998, the Company's technical and customer service group consisted of 72 individuals. To ensure consistency in the quality and approach to customer care, customer care associates attend an extensive formal technical training and certification program. In connection with its customer care initiatives, the Company seeks to continuously improve systems that increase productivity and enhance customer satisfaction. Globix is currently upgrading its customer support system and will utilize a leading customer support trouble ticketing and workflow management system from Remedy Corporation to tract, route and report on customer service issues. A customer service specialist is assigned to each customer issue, and acts as a liaison, tracking the customer issue to resolution. Network operations can remotely service customer connections to the Company's network. In addition, field service personnel are dispatched in the event of an equipment failure that cannot be serviced remotely. As part of the Company's expansion strategy, the Company is developing fully redundant network operations centers at its new SuperPOP facilities. Globix believes that the quality of its technical and customer service group has been a major factor in its high customer retention rate.

SALES AND MARKETING

     Globix has built its sales and marketing approach in an effort to respond effectively to the growing opportunities in the corporate Internet market. The Company seeks to combine the technical skills and experience of its direct sales force with the sales and marketing resources available to it through its strategic alliances with selected hardware and software manufacturer. As a result, the Company offers its products and services to a broad and diverse range of customers in its targeted markets.

     Direct Sales. Globix maintains a direct sales force of Internet sales consultants. Because they are locally based, these Internet sales consultants are able to meet face-to-face with prospective customers to discuss their Internet needs and technical requirements and develop tailored solutions. Direct marketing tactics used include direct contacts with potential corporate accounts by the Internet sales consultants and systems engineers, direct mail, inbound and outbound telemarketing, seminars and trade show participation. The Company has developed compensation and training programs to attract and train high quality, motivated Internet sales consultants. As of November 30, 1998, Globix had a direct sales force consisting of approximately 53 Internet sales consultants.

     Strategic Alliances. Globix has established a number of strategic alliances with selected computer hardware and software manufacturers, including Microsoft, Sun Microsystems, Check Point Software and RealNetworks, which give the Company access to potential Internet service customers in the manufacturers' customer base, while enabling the manufactures to offer their customers an integrated package of hardware, software and Internet services and products. The Company believes that these strategic alliances provide Globix the opportunity to cost-effectively add new customers. The Company co-markets with these vendors through direct mail programs, joint seminar development and joint trade show involvement.

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

     The Company believes that a reliable network, a broad range of quality products and services, a knowledgeable sales force and the quality of customer care currently are the primary competitive factors in the Company's targeted market and that price is generally secondary to these factors. The Company's current and potential competitors in the market include: (i) other ISPs, and
(ii) global, regional, and local telecommunications companies.

     Other ISPs. The Company's current and potential competitors in the market include ISP's with a significant national or global presence which focus on business customers, such as Concentric Network, PSINet and UUNET. Globix also competes with national and regional ISPs which have facilities in the New York metropolitan area, including Exodus, Frontier GlobalCenter, GTE Genuity, DIGEX and Verio. While the Company believes that its level of customer service and support and target market distinguish it from these competitors, many of these competitors have greater financial, technical, and marketing resources, larger customer bases, greater name recognition, and more established relationships in the industry than the Company.

     Telecommunications Carriers. Many long distance companies including AT&T, Cable & Wireless, Sprint and MCI WorldCom offer Internet access services and compete with the Company. Recent reforms in the federal regulation of the telecommunications industry have created greater opportunities for ILECs and CLECs to enter the Internet connectivity market. The Company believes that there is a move toward horizontal integration by ILECs and CLECs through acquisitions of or joint ventures with ISPs to meet the Internet connectivity requirements of the business customers of long distance and local carriers. Accordingly, the Company expects that it will experience increased competition from the traditional telecommunications carriers. In addition to their greater network coverage, market presence, and financial, technical, and personnel resources, many of these telecommunications carriers also have large existing commercial customer bases.

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

     (3)      Government Regulation

     There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the international, federal, state and local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have proposed and are currently being considered by federal, state and foreign legislatures with respect to such issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. For example, in 1998, Congress passed and the president signed into law: (i) The Digital Millennium Copyright Act, which provides stronger copyright protection for software, music and other works on the Internet. Under this law, ISPs and website operators must register with the U.S. Copyright Office to avoid liability for infringement by their subscribers (ii) Child Online Protection Act (COPA), which makes illegal the communication of material that is harmful to minors on the world wide web for commercial purposes in such a manner as to be available to minors. COPA also contains a section that requires websites to obtain paternal consent before collecting information from children 12 and younger, (iii) Child Protection and Sexual Predator Punishment Act, which imposes stronger criminal penalties for using the Internet to solicit minors for sexual purposes and criminalizes sending obscene material to persons under the age of 16; and (iv) The Internet Tax Freedom Act, which provides a three-year moratorium on "discriminatory" taxes in order to give state and federal lawmakers time to develop a more comprehensive approach to Internet taxation. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for the services of the Company, impose taxes or other costly technical requirements or otherwise increase the cost of doing business or in some other manner have a material adverse effect on the Company or its customers, each of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace which could reduce demand for the services of the Company or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws may not currently apply to the Company's business, could have a material adverse effect on Globix's business, financial condition or results of operations.

     The United Kingdom and the European Union have adopted legislation which has a direct impact on business conducted over the Internet and on the use of the Internet. For example, the United Kingdom Defamation Act of 1996 protects an ISP under certain circumstances, from liability for defamatory materials stored on its servers. The European Directive on the Protection of Consumers is expected to have a direct effect on the use of the Internet for commercial transactions and will create an additional layer of consumer protection legislation with respect to e-commerce. In addition, numerous other regulatory schemes are being contemplated by governmental authorities in both the United Kingdom and the European Union. As in the United States, there is uncertainty as to the enactment and impact of foreign regulatory and legal developments. Such developments may have a material and adverse impact on our business, financial condition and results of operations.

     (4)      Employees

     As of November 30, 1998, Globix employed approximately 188 full-time employees. Of these, approximately 38 are administration, 78 are in sales and marketing and 72 are in technical and customer service. In addition to its full-time employees, Globix also employs part-time personnel from time to time in various departments. None of Globix's employees are covered by a collective bargaining agreement. Globix believes that its employee relations are satisfactory.


Item 2.           Properties

     The Company currently leases approximately 32,000 square feet at 295 Lafayette Street, New York, New York. The facility currently houses the Company's New York Internet Data Center and executive offices. When the Company's new facilities become operational, the current New York facility will be used for sales and administrative personnel. In July 1998, Globix, through BLP Acquisition LLC, a New York limited liability company over 99% owned by wholly-owned subsidiaries of Globix, purchased the land and the nine-story building located at 139 Centre Street, New York, New York.

     In July 1998, Globix signed a triple net lease commencing January 15, 1999 to rent space in Santa Clara, California. In October 1998, Globix signed a lease for the rental of space at Prospect House, 80 New Oxford Street, London, England. Each of these facilities is currently under construction and will ultimately house a SuperPOP, which will include an Internet Data Center, and facilities for technical, sales and administrative personnel. Globix expects to begin operations in the new facilities on a coordinated basis in June of 1999.


     The following sets forth additional information concerning the facilities:

                                                      APPROXIMATE
                                  EXPIRATION DATE        NUMBER
LOCATION                             IF LEASED       OF SQUARE FEET
295 Lafayette Street                   2007              32,000
New York, New York
139 Centre Street                 Not Applicable        160,000
New York, New York
2807 Mission College Boulevard         2014              62,000
Santa Clara, California
Prospect House                         2014              35,000
80 New Oxford Street
London, England

         The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3.           Legal Proceedings

         In January 1997, an action was commenced by Triumph Communications and Fiber Services, Inc. in the Supreme Court of the State of New York, County of New York against General Media International Inc., the Company and two individuals. The Complaint alleges that the Company tortiously interfered with the plaintiff's contractual and business relations with General Media International Inc. and seeks unspecified damages. The litigation is in the pre-trial discovery phase. The Company believes it has meritorious defenses and intends to vigorously contest the claim.

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


                  1997                                        Low                       High
                  ----                                        ---                       ----
                  first quarter                              $8  1/2                    $10 1/4
                  second quarter                              9  5/8                     13 3/4
                  third quarter                               9  7/8                     13 7/8
                  fourth quarter                              5 9/16                     11 3/8

                  1998                                        Low                       High
                  ----                                        ---                       ----
                  first quarter                              $4                        $ 9 3/16
                  second quarter                              4  3/8                    12
                  third quarter                               9 1/16                    15 15/16
                  fourth quarter                              5 3/16                    14  5/16



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

      Globix was founded in 1989 as a value-added reseller, or VAR, primarily focused on providing custom computer hardware and software solutions for desktop publishing. By 1995, Globix recognized the growing demand by businesses for electronic information delivery and began to re-shape its corporate strategy to focus on offering Internet products and services. In early 1996, the Company raised net proceeds of approximately $7.4 million through a public offering of its common stock and subsequently, began to offer Internet access products and services to business customers. By the end of 1996, the Company had grown its Internet customer base to over 80 business accounts. In 1997, Globix expanded its product and service offerings beyond Internet access and began to offer a range of end-to-end Internet solutions designed to enable its customers to more effectively capitalize on the Internet as a business tool. These solutions include web hosting, co-location, systems administration and web site management, and value-added Internet services such as e-commerce, streaming media, network security and web development. As of November 30, 1998, Globix's customer base for Internet products and services had grown to over 800 large and medium size business customer accounts.

      In 1998, the Company undertook a major expansion plan in order to more aggressively pursue web hosting and co-location customers and other related opportunities. In April 1998, the Company completed a $160.0 million debt financing to fund the expansion of its physical facilities and the acquisition and build-out of its network backbone. The Company is currently constructing new state-of-the-art SuperPOP facilities in New York City, London and the San Francisco Bay area. The new SuperPOPs will increase the Company's total Internet Data Center capacity to approximately 63,000 square feet. These facilities are expected to be operational by June 30, 1999. In October 1998, the Company entered into an IRU agreement with Qwest which gives the Company exclusive rights to use portions of Qwest's global network for a 20 year period. The Company will initially have the right to use 6,500 route miles of OC-3 fiber capacity (upgradable to OC-48) coast-to-coast in the United States and a DS-3 fiber link from the United States to the United Kingdom. The completion of the Company's network backbone, which includes the Qwest bandwidth, is expected to significantly increase the Company's network capacity and enable the Company to offer a wider variety of higher-speed Internet and Internet-related products and services to a larger customer base. The Company is also establishing POPs in Washington DC, Chicago and Los Angeles as part of a planned program of establishing POPs in other major business centers in the United States and Europe.

      Commencing with 1996, Globix began segment reporting of its results of operations into two divisions: (i) the "Internet Division" and (ii) the "Server Sales and Integration Division." The Internet Division provides dedicated Internet access, web hosting, co-location, value-added solutions (such as e-commerce, streaming media, network security and web development), and instructor-led corporate training. The Server Sales and Integration Division provides Internet-related hardware and software sales and systems and network integration. Over the last three years, revenues from the Internet Division have grown significantly as a percentage of total revenue from 6.2% to 31.3%. Globix expects that the Internet Division revenues will continue to grow as a percentage of total revenues.

      The Company continues to derive a majority of its total revenues from sales of third-party hardware and software, including workstation web and database servers, network equipment, and server and application software. Globix intends to continue to offer higher-margin workstation, server and software components as a complement to its Internet solutions. The Company maintains a limited inventory of hardware and software and typically purchases such products from third-party vendors only after receipt of a customer order. The second largest component of Globix's total revenues is derived from providing dedicated Internet access services to business customers. The Company's Internet access customers typically sign one or two-year contracts that provide for fixed, monthly-recurring service fees and a one time installation fee. The Company also derives revenues from web hosting and co-location services based upon its customers' bandwidth requirements, including charges for fixed amounts of bandwidth availability and incremental fees for additional bandwidth use. In addition to fees based on bandwidth, the Company charges its co-location customers monthly fees for the use of its physical facilities. The Company's web hosting and co-location contracts typically range from one to two years. Value-added Internet solutions are charged on a fixed price or time and materials basis. Corporate training services are charged based on the length and size of the class and the complexity of the content and class materials required.

      Cost of revenues for the Server Sales and Integration Division consist primarily of acquisition costs of third-party hardware and software. Cost of revenues for the Internet Division consist primarily of telecommunications costs for Internet access, web hosting and co-location customers and direct labor costs for web-site development, value-added solutions and corporate training. Telecommunications costs include the cost of providing local telephone lines into the Company's SuperPOP, costs related to the use of third-party networks, and costs associated with leased lines. The Company anticipates that, in the near term, its data transmission costs will substantially increase because of higher network operating and maintenance and depreciation charges associated with the expansion of the Company's network backbone and the acquisition of the right to use the Qwest bandwidth. As utilization of the network backbone increases in future years, the Company expects to realize a substantial reduction in per unit data transmission costs due to the network's scaleability and fixed cost structure. Cost of revenues for web development and value-added solutions consist of labor and overhead costs for the personnel performing the services, including the cost of project management, quality control and project review. Cost of revenues for corporate training consist of labor and overhead costs for the training courses, including in-house and contract instructors and the cost to develop and produce course materials.

      Selling, general and administrative expenses consist primarily of sales and marketing personnel and related occupancy costs; advertising costs; salaries and occupancy costs for executives, financial and administrative personnel; and personnel and related operating expenses associated with network operations, customer care and field services. The Company has recently hired a number of members of its senior management. The Company is in the process of hiring a significant number of additional personnel to staff its three new SuperPOP facilities and to expand its sales and marketing, network operations, customer care and field services personnel. Accordingly, the Company expects selling, general and administrative expenses to continue to significantly increase for the foreseeable future.

      Depreciation and amortization expenses are expected to increase significantly beginning in fiscal 1999. The Company depreciates its capital assets on a straight line basis over the useful life of the assets, ranging from 5 to 40 years. In addition, the Company is amortizing debt issuance costs of $6.6 million relating to its $160.0 million debt financing over seven years. The Company has not recognized any depreciation expense for the year ended September 30, 1998 for its new SuperPOPs in New York, London and the San Francisco Bay area. The facilities are currently under construction and the Company will begin recognizing depreciation expense for them upon completion, which is expected by June 30, 1999.

      The Company historically has experienced negative cash flow from operations and has incurred net losses. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon the Company's ability to continue to grow its revenue base and achieve further operating efficiencies. For the years ended September 30, 1996, 1997 and 1998, the Company generated operating cash flows of approximately $(1.9) million, $(2.5) million and $115,000, respectively, and incurred net losses of approximately $1.9 million, $3.1 million and $11.2 million, respectively. The Company expects to experience negative cash flow from operations and to incur net losses as a result of its significant investment in the expansion of its physical facilities, the establishment of its network backbone, the hiring of additional personnel and the interest expense in connection with the $160.0 million debt financing. The Company believes that its new SuperPOPs and network backbone infrastructure will enable it to achieve further economies of scale as it continues to expand its customer base. However, there can be no assurance that the Company will be able to realize sufficient future revenues to offset its present investment in its physical facilities, network backbone and the hiring of additional personnel, or that it will be able to achieve or sustain revenue growth, positive cash flow or profitability in the future. As of September 30, 1998, the Company had generated an accumulated deficit of approximately $16.2 million.

SEGMENT INFORMATION

     The Company's activities fall within two reporting segments: the Internet Division and the Server Sales and Integration Division. The following table sets forth segment information for the years ended September 30, 1998 and 1997:


                                                    Year Ended September 30,
                                                    ------------------------
                                                    1998                1997
                                                    ----                ----
                                                         (In thousands)
Revenues: Internet..............................  $  6,447,504      $ 2,413,538
 Server sales and integration...................    14,147,429       14,986,417
                                                  ------------      -----------
     Consolidated...............................  $ 20,594,933      $17,399,955
                                                  ============      ===========
Operating income (loss):
     Internet...................................  $  1,145,068      $   (84,632)
 Server sales and integration...................       721,125         (378,647)
                                                  ------------      ------------
     Consolidated(1)............................  $ (4,733,404)     $(3,010,234)
                                                  ============      ============
Identifiable assets:
     Internet...................................  $  7,808,987      $ 2,105,207
 Server sales and integration...................     3,731,505        5,781,580
                                                  ------------      -----------
     Consolidated(2)............................  $182,266,372      $11,024,988
                                                  ============      ============

(1) Includes unallocated corporate overhead of $6,599,597 and $2,546,955, respectively, for the years ended September 30, 1998 and 1997. Such amounts include executive salaries of $823,662 and $616,034, respectively, for the years ended September 30, 1998 and 1997, as well as rent, payroll charges for administrative staff and professional fees.

(2) Includes corporate assets not allocable to a particular segment of $170,725,880 and $3,138,201 for the years ended September 30, 1998 and 1997, respectively.





YEAR ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1997

     Revenues. Total revenues for the year ended September 30, 1998 increased 18.4% to $20.6 million from $17.4 million for the year ended September 30, 1997. Revenues from the Server Sales and Integration Division for the year ended September 30, 1998 decreased 5.6% to $14.1 million from $15.0 million for the year ended September 30, 1997. This decrease was primarily attributable to lower unit sales partially offset by a planned shift in product mix toward higher priced and higher margin products. Revenues from the Internet Division increased 167.1% to $6.4 million for the year ended September 30, 1998 from $2.4 million for the year ended September 30, 1997. This increase was primarily attributable to an increase in the number of customers to which the Company provided Internet connectivity. The increase in percentage of Internet Division revenues as a percentage of total revenues reflected the Company's shift in product mix toward Internet related sales.

     Cost of Revenues. Cost of revenues for the year ended September 30, 1998 was $13.3 million or 64.7% of total revenues as compared to $13.7 million or 78.7% of total revenues for the year ended September 30, 1997. The decrease in cost of revenues in absolute dollars and as a percentage of total revenues was primarily a result of an increase in higher margin Internet revenues as a percentage of total revenues.

     Selling, General and Administrative. Selling, general and administrative expenses for the year ended September 30, 1998 were $10.7 million or 51.9% of total revenues as compared to $6.0 million or 34.7% of total revenues for the year ended September 30, 1997. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in sales and marketing, engineering, training and administration personnel necessitated by the growth in Internet-related operations. The number of employees increased from 90 as of September 30, 1997 to approximately 170 as of September 30, 1998. The Company increased expenditures in advertising from $325,000 for the year ended September 30, 1997 to $1.3 million for the year ended September 30, 1998.

     Interest and Financing Expense and Interest Income. The increase in interest expense is a result of the $160.0 million debt financing completed in April 1998. The increase in interest income reflects the increased cash position derived from the net proceeds of the debt financing. The Company is amortizing debt issuance costs of $6.6 million relating to the $160.0 million debt financing over seven years.

     Depreciation and Amortization. Depreciation and amortization increased to $1.3 million for the year ended September 30, 1998 as compared to $675,000 for the year ended September 30, 1997. The increase was primarily related to equipment purchased for use in the Internet Division during the year ended September 30, 1998.

     Net Loss and Loss per Share. As a result of the above, the Company reported a net loss of $11.2 million or $3.08 per share for fiscal 1998 as compared to a net loss of $3.1 million or $1.01 per share for the year ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has satisfied its cash requirements through a combination of public and private sales of equity, borrowings from institutional and private lenders, and cash flow from operations. In January 1996, the Company completed an initial public offering of 1,279,642 shares of its common stock and 661,250 redeemable common stock purchase warrants (the IPO Warrants) to purchase an additional 661,250 shares of common stock. The net proceeds of the public offering were approximately $7.4 million. In September 1997, the Company completed a private placement of 400,000 shares of common stock with net proceeds to the Company of $2.0 million. On April 30, 1998, Globix issued 160,000 Units for aggregate gross proceeds of $160.0 million. Each Unit included a note in the principal amount of $1,000 and one warrant entitling the holder thereof to purchase 3.52 shares of common stock at an exercise price of $14.03 per share. The maturity date of the notes is May 1, 2005. Interest on the notes accrues at the rate of 13.0% per annum and is payable semi-annually on May 1 and November 1 of each year. Upon issuance of the notes, Globix deposited with an escrow agent an amount of cash and U.S. government securities (approximately $57.0 million), that, together with the proceeds from the investment thereof, were estimated to be sufficient to pay when due the first six interest payments on the notes, with any balance to be returned to Globix. The notes are collateralized by a first priority security interest in such escrow account. In July 1998, the Company called the outstanding IPO Warrants for redemption. Substantially all of the IPO Warrants were exercised and the net proceeds to the Company were approximately $4.3 million.

     Cash, cash equivalents and marketable securities increased from $2.4 million as of September 30, 1997 to $76.1 million as of September 30, 1998. This increase of approximately $73.7 million was primarily the result of the proceeds of the debt financing, offset by the $60.5 million of restricted cash and investments (which consists of approximately $57.0 million held in escrow plus interest), $15.3 million paid for the land and building which will house the new New York SuperPOP facility and $8.0 million for the purchase of other equipment necessary to expand Internet operations.

     At September 30, 1998, the Company had working capital of approximately $75.9 million, as compared to working capital of approximately $2.0 million at September 30, 1997. Working capital increased primarily because of the $160.0 million debt financing partially offset by the net loss of $11.2 million (including $1.3 million of non-cash depreciation and amortization expense). Working capital was reduced by $50.2 million held as the long-term portion of restricted cash and investments to fund interest payments on the notes. In addition working capital was reduced by $17.0 million relating to the acquisition by the Company of the land and building which will house the New York SuperPOP facility. At September 30, 1998, the Company also carried a long-term liability of $2.6 million in connection with such acquisition.

     The Company maintains a $1.0 million credit line from Cisco Systems Capital Corporation (CSC) to lease products and associated peripherals from CSC. The terms of this line, which was entered into in December 1997, provided for 180 days of borrowing and a maximum borrowing limit of $1.0 million. However, CSC has informally permitted the Company to continue to borrow under this line and to exceed the stated $1.0 million limit. Amounts borrowed under the line are to be repaid over a 36 month period with the Company having the option of purchasing the equipment for $1.00 at the end of the lease term. As of September 30, 1998, approximately $945,000 was outstanding under this credit line.

     The Company refinanced certain of its furniture and computer equipment in April 1997 in the amount of approximately $874,000 from Finova Capital Corporation. Such loan is for a term of three years, bears interest at 12.2% per annum and is self-liquidating over its term. As of September 30, 1998, approximately $524,000 was outstanding under this loan.

     The Company has entered into leases for various items of its office furniture and equipment as well as for its telephone system accounted for as capital leases. The terms on these leases vary from 36 to 60 month terms.

     As of September 30, 1998, the Company had spent approximately $2.5 million to construct and equip its three new SuperPOP facilities. The Company estimates that it will spend an additional $47.5 million to complete the SuperPOPs and $16.0 million to complete its network backbone. In addition, the Company has an option from Qwest to maintain the capacity of its domestic network backbone at OC-3 bandwidth levels for the balance of the 20 year term of its agreement for an additional payment of $15.0 million. The Company can exercise this option at any time prior to December 31, 1999. If the Company were to choose not to exercise this option, its domestic network backbone would be reduced to DS-3 capacity. The Company expects its new SuperPOP facilities and network backbone to become operational by June 30, 1999.

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

     State of Readiness. Globix has made a preliminary assessment of the Year 2000 readiness of its information technology ("IT") systems, including the hardware and software that enable Globix to provide and deliver its solutions, and its non-IT systems. Globix's plan consists of (i) quality assurance testing of its internally developed proprietary software and systems; (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of Globix's solutions to its customers; (iii) contacting vendors of material non-IT systems; (iv) assessment of repair or replacement requirements; (v) repair or replacement; (vi) implementation; and (vii) creation of contingency plans in the event of Year 2000 failures. Globix plans to perform a Year 2000 simulation on its software during the second quarter of fiscal 1999 to test system readiness. Based on the results of its Year 2000 simulation test, Globix intends to revise the code of its software and systems as necessary to improve the Year 2000 compliance of its software. Globix has been informed by its vendors of material hardware and software components of its IT systems that the products used by Globix are currently Year 2000 compliant. The Company is currently assessing the materiality of its non-IT systems and will seek assurances of Year 2000 compliance from providers of material non-IT systems. Until such testing is complete and such vendors and providers are contacted, Globix will not be able to completely evaluate whether its IT systems or non-IT systems will need to be revised or replaced. The Company plans to complete this phase of its Year 2000 evaluation during the first half of 1999.

     Costs. To date, Globix has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, the Company does not possess the information necessary to estimate the potential costs of revisions to its software and systems should such revisions be required or the replacement of third party software, hardware or services that are determined not to be Year 2000 compliant. Although the Company does not anticipate that such expenses will be material, such expenses, if higher than anticipated, could have a material adverse effect on Globix's business, results of operations and financial condition.

     Risks. Globix is not currently aware of any Year 2000 compliance problems relating to its IT or non-IT systems that would have a material adverse effect on Globix's business, results of operations and financial condition. There is no assurance that the Company will not discover Year 2000 compliance problems in its software and systems that will require substantial revisions. In addition, there is no assurance that third party software, hardware or services incorporated into Globix's material IT and non-IT systems will not need to be revised or replaced, all of which could be time consuming and expensive. The failure of Globix to fix its proprietary software or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and the loss of customers and other business interruptions, any of which could have a material adverse effect on Globix's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in its IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

         In addition, there can be no assurance that governmental agencies, utility companies, telecommunication companies, other Internet service providers, third party service providers, hardware and software manufacturers and others outside Globix's control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond the control of the Company, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent Globix from delivering its services to its customers, decrease the use of the Internet or prevent users from accessing the web sites of its customers. Any of these occurrences could have a material adverse effect on Globix's business, results of operations and financial condition.

     Contingency Plan. As discussed above, the Company is engaged in an ongoing Year 2000 assessment and has not yet developed any contingency plans. The results of Globix's Year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

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

         Globix's initial international expansion will be in the United Kingdom, which has not adopted the Euro. The Company will evaluate the impact the implementation of the Euro will have on its business operations and no assurances can be given that the implementation of the Euro will not have material adverse affect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.

Item 7.  Financial Statements

         Financial Statements Data are attached hereto following page F-2.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         During fiscal years 1998 and 1997 there were no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure.

                                    PART III

Item 9.  Directors and Executive Officers of the Company

                  As of December 31, 1998, the Company's directors and executive officers were as follows:


                                            Position With the Company                   Held Office
Name and Age                                and Principal Occupation                    since
------------                                ------------------------                    -----
Marc H. Bell, 31                            Chairman (Chief Executive                   1989
                                            Officer) and Director

Robert B. Bell, 59                          Executive Vice President,                   1994
                                            Chief Financial Officer, Director

Tsuyoshi Shiraishi, 54                      Director                                    1995

Martin Fox, 62                              Director                                    1995

Dr. Richard Videbeck, 75                    Director                                    1995

Anthony St. John, 41                        Director                                    1997

Sid Paterson, 57                            Director                                    1998

Marc Jaffe, 31                              Senior Vice-President, Operations           1997

Alan Levy, 36                               Treasurer, Chief Accounting Officer         1997

                               Business Experience

         Marc H. Bell has been the President and Chief Executive Officer since he founded the Company in 1989. Since re-focusing the Company on Internet-related sales, Mr. Bell has appeared on numerous television broadcasts and has been frequently quoted in numerous national publications regarding Internet-related topics. Mr. Bell has a B.S. degree in accounting from Babson College and an M.S. degree in Real Estate Finance from New York University. Mr. Bell is the son of Robert B. Bell. Mr. Bell is a member of the Board of Directors of Cybernet Data Systems, Inc., the "publisher" of the web site Edgar-on-Line.com.

         Robert B. Bell has served as Executive Vice President and Chief Financial Officer of the Company since 1994. Mr. Bell is also the Managing Director of the Company's UK subsidiary, Globix Limited. Prior to joining the Company, Mr. Bell spent three years at Coopers & Lybrand. Thereafter, he was a practicing attorney in New York City at the firm of Bell, Kalnick, Beckman, Klee and Green, which Mr. Bell founded in the early 1970s, and specialized in the law of international real estate joint ventures and investment. He is the author of Joint Ventures in Real Estate published by John Wiley & Sons. Prior to 1994,
Mr. Bell was for many years an Adjunct Professor at New York University. Mr. Bell is the father of Marc H. Bell. Mr. Bell has a B.S. degree from New York University and a J.D. degree from the University of California at Berkeley.


         Tsuyoshi Shiraishi has been a director of the Company since July 1994. Mr. Shiraishi has been the Chairman of Century World PTE Ltd., an investment consulting firm, and the Managing Director of Harpoon since 1992. From 1990 to 1994, Mr. Shiraishi was the Director of Marketing & Investment for Kajima Overseas Asia PTE Ltd., a subsidiary of Kajima Corporation, an international construction company, since 1990. In addition, since 1990, Mr.

Shiraishi has been Vice Chairman of Century International Hotels, which operates and manages 21 hotels in the Pacific Rim. He is the sole shareholder of Harpoon, which is a major shareholder of the Company. Mr. Shiraishi is a Japanese citizen and a resident of Singapore.

         Martin Fox has been a director of the Company since October 1995. Mr. Fox has been, for more than five years, the President and a director of Initio, Inc., a publicly owned e-commerce and catalogue specialty retailer of consumer products.

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

         Anthony St. John, Lord St. John of Bletso has been a director of the Company since October 1997. Since 1978, Lord St. John has served as a sitting member of the House of Lords of the Parliament of the United Kingdom and an Extra Lord-in-Waiting to Her Majesty the Queen. He is also a member of The House of Lords' European Union Sub-Committee on Economic and Financial Affairs, Trade and External Relations. Since 1993, he has served as a consultant to Merrill Lynch and is a Registered Representative of the London Stock Exchange. He is also a director of Globix Limited and its Director of Business Development. He received his BA and BSC from Capetown University and LLB from the University of South Africa and an LLM (Masters of Law) from the London School of Economics. He qualified as an attorney/solicitor in Capetown, South Africa.

         Sid Paterson has been President and Chief Executive Officer of Sid Paterson Advertising Inc., for more than five years.

         Marc Jaffe, Senior Vice President, Operations, joined the Company in January 1995, Mr. Jaffe had extensive experience in the use of computers and telecommunications in the advertising and marketing industry. Mr. Jaffe recently developed an Internet-focused marketing strategy that won the prestigious CreaTech Award, presented by Advertising Age magazine, and has spoken at numerous Internet conferences. Prior to joining Globix, Mr. Jaffe was a department manager at Sid Paterson Advertising Inc. in New York City which he joined in 1989. Mr. Jaffe graduated from Colgate University in 1989, where he received a Bachelor of Arts Degree.


         Alan Levy, Treasurer and Chief Accounting Officer joined the Company in February 1997. From March 1994, to February 1997, Mr. Levy was the Assistant to the Vice President of Finance of Del Laboratories, Inc., a manufacturer and wholesaler of cosmetics and over-the-counter pharmaceuticals. From August 1990 to March 1994, Mr. Levy was a Technical Manager with the American Institute of Certified Public Accountants. Prior to August 1990, Mr. Levy was a manager for Ernst & Young. He is a Certified Public Accountant and received his Bachelor's degree in Public Accounting from Long Island University, C.W. Post Campus.

The Securities and Exchange Commission has adopted rules relating to the filing ownership reports under Section 16 (A) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings which under the Commission's rules, are not deemed to be timely. During its review, the Company discovered that Mr. Marc H. Bell and Mr. Robert Bell did not file timely each, regarding the conversion of 50 IPO warrants into common stock and Mr. Jaffe regarding the conversion of 100 IPO warrants into common stock.

Item 10. Executive Compensation

         The following table sets forth compensation paid to executive officers whose compensation was in excess of $100,000 for any of the three fiscal years ended September 30, 1998. No other executive officers received total salary and bonus compensation in excess of $100,000 during any of such fiscal years.

                           SUMMARY COMPENSATION TABLE

Annual Compensation and Grant of Stock Options

Name and
Principal Position                              Year       Salary        Options
------------------                              ----       ------        -------
Marc H. Bell                                    1998      $250,000       211,500
President and Chief                             1997       200,000            --
Executive Officer                               1996       165,000            --


Robert B. Bell                                  1998      $151,042        30,000
Executive Vice President and                    1997       125,000        90,000
Chief Financial Officer                         1996       100,504

Marc Jaffe                                      1998      $133,250        50,000
Vice President - Internet Services              1997        89,000        25,000
                                                1996        64,083         5,000

William T. Jahnke                               1998      $100,000        10,000
Vice President - Server and                     1997        82,800        12,000
Workstation Sales and Service                   1996        80,000         6,000

Scott Safran                                    1998      $107,203        20,000
Vice President - Training and                   1997        60,547         5,000
Interactive Development                         1996        17,385            --

         Compensation of Directors

         Under the 1995 Stock Option Plan, each non-employee director of Globix who does not beneficially own more than 5% of Globix's outstanding common stock was entitled to receive annually (on the first day of Globix's fiscal year or the first day of the term of directorship), options to purchase a total of 3,000 shares of common stock. Such options are immediately exercisable, have a ten-year term, subject to certain restrictions, and are exercisable at the market price of the common stock at the date of the grant. Messrs. Fox and Videbeck each received option grants for 3,000 shares of common stock at a price of $7.00 per share and $8.625 per share on October 1, 1995 and October 1, 1996, respectively. In September 1997, such options were re-priced at $6.125 per share and remain outstanding.

         Under the 1998 Stock Option Plan, each non-employee Board member who is considered a "Non-Employee Director" under Rule 16b-3 of the Securities Exchange Act of 1934 will be granted an option to purchase shares of common stock on the earlier of (i) the first day of Globix's fiscal year or (ii) the first day of his or her term as director. The option will become exercisable in full 12 months after the date of grant. The exercise price per share of each such option will be the market price per share of common stock on the option grant date. Each option will have a maximum term of ten years, subject to earlier termination following the optionee's cessation of Board service. Pursuant to this program, Mr. Fox, Dr. Videbeck, Lord St. John and Mr. Paterson each received option grants for 10,000 shares of common stock at a price of $6.25 per share on October 1, 1998. In addition, in March 1998, Mr. Fox, Dr. Videbeck and Mr. Paterson each received options to purchase a total of 10,000 shares of common stock at a price of $6.50 per share, the market price of the underlying shares on the date of the grant, which became exercisable in September 1998.

         In addition, at the discretion of the Board of Directors, directors may be reimbursed for reasonable travel expenses in attending Board and committee meetings. In October 1997, Lord St. John received options to purchase a total of 10,000 shares of common stock at a price of $7.25 per share (the fair market value of the underlying shares on the date of grant) in lieu of receiving any cash compensation. During the year ended September 30, 1998, Mr. Fox received $10,195 in consulting fees from the Company.

Employment Contracts

         The Company and Marc H. Bell are parties to an employment agreement, dated as of April 10, 1998, which expires on June 30, 2005. The employment agreement provides for a base salary of $350,000 per year, increasing annually at the rate of 5% per year starting October 1, 1999. In addition, beginning on June 30, 1999, Mr. Bell is entitled to receive an annual bonus equal to 10,000 times the increase, if any, of the per share market price of the Company's common stock on June 30 of the current year over the highest per share market price of the Company's common stock on each July 1 during the term of the agreement.

         Pursuant to the terms of the employment agreement, Mr. Bell is entitled to receive stock options from the Company. In March 1998, Mr. Bell received stock options to purchase (i) 69,500 shares of common stock at an exercise price of $7.15 per share and (ii) 142,000 shares of common stock at an exercise price of $6.50 per share upon the closing of certain financing for the Company. In addition, as of September 30 of each fiscal year, if there is an increase in the total shares of common stock outstanding of the Company due to an equity offering or acquisition, Mr. Bell is entitled to receive a stock option to purchase shares of common stock equal to 25% of such increase, at an exercise price at least equal to the fair market price of the Company's common stock.

         In September 1998, Mr. Bell borrowed $155,000 from the Company. The loan matures five years after the date made and bears interest at the rate of 8.0% per annum. Interest which accrues during the first two years of the loan is not payable until the end of such two year period.

         Pursuant to the terms of Mr. Bell's previous employment agreement, he borrowed a total of $145,408 from the Company during 1997. The loan is due in 2002 and bears interest at the rate of 8.75% per annum.

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


                                                                          Percent
                                                    Number of Shares        of
Name and Address (2)                               Beneficially Owned(1)   Class
--------------------                               ------------------      -----
Marc H. Bell (3)                                       1,699,193           39.7%

Tsuyoshi Shiraishi(3)(4)
Harpoon Holdings, Ltd.
2 Handy Road, #11-09 Cathay Building,
Singapore 229233                                         612,500           14.8%

Robert Bell (5)                                          120,051            2.8%

Martin Fox (5)
10 Henry Street
Teeterboro, NJ 07608                                      16,000              *

Dr. Richard Videbeck (5)
3249 East Angler's Stream
Avon Park, FL 33825                                       16,000              *

Anthony St. John (6)
7 Cadogan Gardens
London SW32RE                                             15,000              *

Sid Paterson (6)
99 Madison Avenue
New York, NY 10016                                        20,000              *

 All executive officers and directors as a
group (11 persons)(7)                                  1,931,846           42.9%

*        Less than 1%
(1) Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) The address of each of the named individuals, other than Mr. Shiraishi, Mr. Fox, Dr. Videbeck, Lord St. John and Mr. Paterson is c/o Globix Corporation, 295 Lafayette Street, New York, NY 10012.

(3) Includes the 612,500 Harpoon Shares which are subject to the October 1995 Irrevocable Proxy entered into between Harpoon and Marc H. Bell, pursuant to which Harpoon has granted Mr. Bell the sole right to vote the Harpoon Shares with respect to the election of the Company's directors. The Irrevocable Proxy terminates in October 2005.

(4) Mr. Shiraishi, a director of the Company, is the sole shareholder of Harpoon

(5) The named individual has the right to acquire the number of shares shown pursuant to a currently exercisable stock option.

(6) Includes the right to acquire 10,000 shares pursuant to currently exercisable stock options

(7) Includes currently exercisable stock options to purchase 359,499 shares.

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

     (b)          Reports on Form 8-K

                  (i)      Date Filed: 7/16/98*           Date of Event: 7/1/98
                           Subject: Company, through a subsidiary, purchased the land and building located at 139 Centre Street, New York, New York from Bank Leumi USA at a total acquisition cost of $19,600,000, including the cost of purchasing the rights to acquire the property.
                  (ii)     Date Filed: 8/19/98            Date of Event: 7/23/98

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

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 13, 1999            Globix Corporation
                                        By: /s/ Marc H. Bell
                                            ------------------------------------
                                                Marc H. Bell, President and
                                                Chief Executive Officer
         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 13, 1999                          /s/ Marc H. Bell
                                                --------------------------------
                                                    Marc H. Bell, President,
                                                    Chief Executive Officer
                                                    and Director


Date: January 13, 1999                          /s/ Robert B. Bell
                                                --------------------------------
                                                    Executive Vice President,
                                                    Chief Financial Officer and
                                                    Director


Date: January 13, 1999                              Martin Fox
                                                    ----------------------------
                                                    Martin Fox, Director


Date: January 13, 1999                              Tsuyoshi Shiraishi
                                                    ----------------------------
                                                    Tsuyoshi Shiraishi, Director

Date: January 13, 1999                          /s/ Richard Videbeck
                                                --------------------------------
                                                    Richard Videbeck, Director


Date: January 13, 1999                              Anthony St. John
                                                    ----------------------------
                                                    Anthony St. John, Director

Date: January 13, 1999                              Sid Paterson
                                                    ----------------------------
                                                    Sid Paterson, Director

Date: January 13, 1999                          /s/ Alan Levy
                                                --------------------------------
                                                    Alan Levy, Treasurer and
                                                    Chief Accounting Officer

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

                       Globix Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                 Year Ended           Year Ended
                                                             September 30, 1998   September 30, 1997
                                                             ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (11,155,878)       $  (3,115,433)
Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities
Depreciation and amortization                                      1,310,026              674,952
Amortization of discount and debt issuance costs                     538,321                   --
Changes in operating assets and liabilities:
Increase in accounts receivable                                   (1,601,671)          (1,411,630)
Decrease in inventories                                               95,694              270,811
(Increase) decrease in prepaid expenses
  and other current assets                                        (1,571,352)              31,348
(Increase) decrease in other assets                                 (206,913)              48,006
Increase in accounts payable                                       4,174,953              736,310
(Decrease) increase in accrued expenses                             (232,939)             277,664
Increase in accrued interest expense                               8,666,667                   --
Decrease in deferred revenues                                        (44,880)             (43,571)
Other long term liabilities                                          142,747                   --
                                                               -------------        -------------
Net cash provided by (used in) operations                            114,775           (2,531,543)
                                                               -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in restricted cash                                    (10,316,667)                  --
Investment in marketable securities                              (12,962,266)                  --
Investment in long-term restricted investments                   (49,838,109)                  --
Investment in Cybernet Data Systems                               (1,000,000)                  --
Purchases of property and equipment,
  net of landlord reimbursement in 1997                          (23,269,967)          (1,542,431)
                                                               -------------        -------------
Net cash used in investing activities                            (97,387,009)          (1,542,431)
                                                               -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offering net of
  offering expenses of $6,607,794                                153,392,206                   --
Net proceeds from (repayments of)
  short term borrowings                                           (2,001,157)           2,001,077
Shareholder loan                                                    (155,000)            (145,408)
Proceeds from notes payable for equipment refinancing                     --              873,610
Repayments of notes payable                                         (423,972)            (195,887)
Proceeds from private placement                                      600,000            1,544,031
Proceeds from exercise of stock options and warrants,
  net                                                              4,931,996               55,986
                                                               -------------        -------------
Net cash provided by financing activities                        156,344,073            4,133,409
                                                               -------------        -------------

Net increase in cash and
  cash equivalents                                                59,071,839               59,435
Cash and cash equivalents,
  Beginning of period                                              2,401,446            2,342,011
                                                               -------------        -------------
Cash and cash equivalents,
  Ending of period                                             $  61,473,285        $   2,401,446
                                                               =============        =============

                                                          Year Ended          Year Ended
                                                      September 30, 1998  September 30, 1997
                                                      ------------------  ------------------
   Supplemental disclosure of cash flow information:

Cash paid for interest                                    $  223,251          $165,540
Cash paid for income taxes                                    51,220            27,881
Non-cash investing and financing activities:
Equipment acquired under capital lease obligations         1,112,671           539,764
Capital expenditures included in accounts payable,
  notes payable and other long term liabilities            6,701,707                --
Proceeds receivable associated with private
  placement                                                       --           600,000
Issuance of common stock in connection with
  private placement                                               --           100,000
Warrants issued in connection with
  senior note offering                                     2,252,800                --





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

OPERATIONS

Commencing with 1996, Globix began segment reporting of its results of operations into two divisions: (i) the "Internet Division" and (ii) the "Server Sales and Integration Division." The Internet Division provides dedicated Internet access, web hosting, co-location, value-added solutions (such as e-commerce, streaming media, network security and web development), and instructor-led corporate training. The Server Sales and Integration Division provides Internet-related hardware and software sales and systems and network integration.

         In the opinion of management, the Company will be able to finance its business as currently conducted from its current working capital and from the proceeds of the $160 million debt offering completed in April 1998 at least through the fiscal year 1999.

SEGMENT INFORMATION

         The Company's activities fall within two reporting segments: the Internet Division and the Server Sales and Integration Division. The following table sets forth segment information for the years ended September 30, 1998 and 1997:

                                            YEAR ENDED SEPTEMBER 30,
                                         -----------------------------
                                             1998             1997
Revenues:
  Internet.............................  $  6,447,504      $ 2,413,538
  Server sales and integration.........    14,147,429       14,986,417
                                         ------------      -----------
    Consolidated.......................  $ 20,594,933      $17,399,955
                                         ============      ===========
Operating income (loss):
  Internet.............................  $  1,145,068      $   (84,632)
  Server sales and integration.........       721,125         (378,647)
                                         ------------      -----------
    Consolidated(1)....................  $ (4,733,404)    $ (3,010,234)
                                         ============      ===========
Identifiable assets:
  Internet.............................  $  7,808,987      $ 2,105,207
  Server sales and integration.........     3,731,505        5,781,580
                                         ------------      -----------
    Consolidated(2)....................  $182,266,372      $11,024,988
                                         ============      ===========

(1) Includes unallocated corporate overhead of $6,599,597 and $2,546,955, respectively, for the years ended September 30, 1998 and 1997. Such amounts include executive salaries of $823,662 and $616,034, respectively, for the years ended September 30, 1998 and 1997, as well as rent, payroll charges for administrative staff and professional fees.

(2) Includes corporate assets not allocable to a particular segment of $170,725,880 and $3,138,201 for the years ended September 30, 1998 and 1997, respectively.


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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation or amortization computed on the straight-line method. Buildings are depreciated over their estimated useful life of forty years. Furniture and equipment are depreciated over their estimated useful lives, generally five years. Leasehold improvements are amortized over the term of the lease or life of the asset, whichever is shorter.

LONG-LIVED ASSETS

         The Company's policy is to record long-lived assets at cost. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Furthermore, the assets are evaluated for continuing value and proper useful lives by comparison to expected future cash projections.

REVENUE RECOGNITION

         Revenues consist primarily of dedicated Internet access fees, web hosting and co-location fees, sales of third-party hardware and software, fees from systems and network integration, sales of systems administration and web site management services sales of value-added Internet solutions (such as e-commerce, streaming media, network security and web development), and fees from instructor-led corporate training. Payments received in advance of providing services are deferred until the period such services are provided. Equipment sales and installation charges are recognized when installation is completed.

         Monthly subscription service revenue related to Internet access is recognized over the period services are provided. Subscription service and equipment installation revenues, which require the use of Company-provided installation of equipment at a subscriber's location, are recognized at completion of installation and upon commencement of service. Revenues derived from value-added Internet solutions are recognized as the project progresses. Projects are generally completed within a three month period.

COST OF REVENUES
         Cost of revenues in the Company's Internet Division consists primarily of telecommunications costs and direct labor costs for systems administration, web site management, value-added solutions and corporate training. For the Server Sales and Integration Division, the cost of revenues primarily consists of acquisition costs of third-party hardware and software.
STOCK-BASED COMPENSATION

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

         The Company has therefore elected to continue applying the intrinsic value method under APB No. 25. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 6 for additional discussion.
RECLASSIFICATION

         Certain amounts in the fiscal 1997 financial statements have been reclassified to conform with fiscal 1998 presentation.

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

RECENT ACCOUNTING PRONOUNCEMENTS
         In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The Company's consolidated financial statements will be required to include comprehensive income disclosures beginning with the first quarter of fiscal year 1999. Restatement of prior period information will be made for comparative purposes. Comprehensive loss for the years ended September 30, 1998 and 1997 amounted to $9,479,971 and $3,115,433, respectively.
         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The Company will adopt SFAS No. 131 in fiscal year 1999. The Company does not believe the adoption of SFAS No. 131 will have a material effect on results of operation or financial condition.

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
                                                ============       ============

         Included in total property and equipment at September 30, 1998 and 1997, is $2,526,044 and $1,413,373, respectively, of assets held under capital lease obligations and $416,667 and $416,667, respectively, representing internally developed software costs. Also, included in building and land is $1,098,315 of capitalized interest as of September 30, 1998 related to the purchase of the facility at 139 Centre Street. In addition, included in computer hardware and software and network equipment is $153,014 and $153,014, respectively related to the implementation of a new MIS system in September 30, 1998 and 1997.

         Depreciation and amortization expense for the years ended September 30, 1998 and 1997, was $1,310,026 and $674,952, respectively.

         On July 1, 1998, the Company through BLP Acquisitions LLC, a New York limited liability company ("BLP") and over 99% owned by the Company, purchased the land and building located at 139 Centre Street, New York, New York from Bank Leumi USA, a New York banking corporation. The nine story building contains approximately 160,000 square feet of floor space. The Company intends to house its New York SuperPOP facility and operations in the new premises. The Company expects the New York SuperPOP facility to be completed and operational by June 30, 1999.

         A former owner of the right to purchase the Centre Street property is entitled to additional consideration if BLP sells the Centre Street property. Such amount will be equal to the greater of (a) $1.0 million (subject to increase after June 1, 2018 by 10% and an additional 10% every fifth year thereafter), or (b) 10% of the gross sales price of the property if such sales price is greater than $17.5 million.

3.       OTHER ASSETS

         Other assets includes the investment in Cybernet Data Systems, loans due from Marc H. Bell, security deposits and other assets.

         On July 23, 1998, the Company entered into a Securities Purchase Agreement with Cybernet Data Systems, Inc., a Delaware Corporation ("Cybernet"). Cybernet is the publisher of the web site "Edgar-Online.com." Under the Securities Purchase Agreement, the Company purchased for $1,000,000, a 10% Convertible Subordinated Debenture due 2001 (the "Cybernet Debenture") and a Warrant to Purchase Common Stock (the "Cybernet Warrant"). The Cybernet Debenture is non-interest bearing until July 23, 1999. Beginning on July 23, 1999, the Cybernet Debenture will bear interest at a rate of 10% per annum payable semiannually in advance on July 23 and January 23, in each year until July 23, 2001, when the Cybernet Debenture is to be redeemed by Cybernet. The Cybernet Debenture is convertible into 670,000 shares of Cybernet common stock. The Cybernet Warrant entitles the Company to purchase an additional

666,667 shares of Cybernet common stock at an exercise price of $1.50 per share until the Cybernet Warrant's expiration date of July 23, 1999. If the Company converted the Cybernet Debenture into common stock and exercised its Cybernet Warrant, the Company would own approximately 20% of the outstanding shares of Cybernet. In addition, Cybernet has signed a five year exclusive contract with the Company to provide web hosting services.

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

         As of September 30, 1998, the fair value based upon quotes from securities dealers and carrying value of the Company's notes were $128,000,000 and $157,892,200, respectively.

5.       SENIOR NOTE OFFERING

         In April 1998, the Company completed a $160.0 million debt financing consisting of 160,000 units, each unit consisting of a note in the principal amount of $1 and one warrant to purchase 3.52 shares of common stock (total of 563,200 shares of common stock) at a purchase price of $14.03 per share. The notes will mature on May 1, 2005. Interest on the notes accrues at a rate of 13.0% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. The Company has deposited with an escrow agent $57,000,000 that together with the interest received thereon, will be sufficient to pay, when due, the first six interest payments. The notes are collateralized by a first priority security interest in the escrow account. The notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. In connection with the warrants issued with the senior notes, the Company has assigned an original issue discount of approximately $2.3 million. In addition, the Company incurred costs associated with the offering of approximately $6.6 million. These amounts are being amortized by the Company over seven years.

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



         In June 1998, the Company called for redemption the IPO Warrants. Prior to the redemption date of July 8, 1998, 581,472 of the 592,055 then outstanding IPO Warrants were exercised at an exercise price of $7.44 per common share. The remaining 10,483 Warrants were redeemed by the Company at a price of $.10 per IPO Warrant. The net proceeds recognized by the Company from the IPO warrant redemption amounted to approximately $4.3 million.

PRIVATE PLACEMENT

                  In September 1997, the Company sold 382,609 shares of its common stock in a private transaction for a total consideration of $2,200,000. Form SB-2 was filed with the Securities and Exchange Commission with respect to these shares on November 6, 1997 and became effective on November 20, 1997. A fee with respect to the sale of these shares of $100,000 in cash and 17,391 shares of common stock was paid to the investors and were offset against the proceeds of the issuance. Of the total consideration, $1,600,000 was received by the Company in September 1997. The remaining $600,000 was classified as a current asset as of September 30, 1997 and was received by the Company in October 1997.

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

7.       COMMITMENTS AND CONTINGENCIES

REVOLVING CREDIT AGREEMENT

     The Company has a Revolving Credit Agreement with NationsCredit (Nations) which may be used to finance its inventory up to a maximum of $1.0 million. The availability of credit is based upon the balance of collateral available which is 80% of its current accounts receivable and 50% of its inventory. As of September 30, 1998, the Company had available credit of $1.0 million of which approximately $268,000 is outstanding. The outstanding balance as of September 30, 1997 was approximately $2.0 million.

NOTES PAYABLE

         In connection with the purchase of the land and building at 139 Centre Street, New York, New York in July 1998 (see note 2), the Company is indebted to an individual for the rights to purchase this property in the amount of $1,650,000. The $1,650,000 is due on demand and has been recorded in current portion of notes payable as of September 30, 1998. The Company also entered into an agreement with the minority partner of BLP Acquisitions LLC, giving the Company the right to purchase the minority interest at any time for a purchase price of $2,600,000. Interest at 7% per annum is payable monthly in arrears. The $2,600,000 is payable no later than November 15, 2005 and has been recorded in other long-term liabilities as of September 30, 1998.

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

         The Company refinanced certain of its furniture and computer equipment in April 1997 in the amount of approximately $874,000 from Finova Capital Corporation. Such loan is for a term of three years, bears interest at 12.19% per annum and is self-liquidating over its term. As of September 30, 1998, approximately $524,000 was outstanding under this loan.

         The Company has entered into leases for various items of its office furniture and equipment as well as for its telephone system accounted for as capital leases. The terms on these leases vary from 36 to 60 month terms.

         In July 1998, the Company signed a 15 year triple net lease commencing January 15, 1999 to rent approximately 62,000 square feet of office space in Santa Clara, California at an annual base rental of approximately $1.3 million. The building is currently under construction, and completion is scheduled for December 1998. The Company intends to house its San Francisco Bay area SuperPOP facility in its Santa Clara property. The Company expects the San Francisco Bay area SuperPOP to be operational by June 30, 1999. As per the lease agreement, the Company will be required to pay a security deposit of $400,000 upon completion of certain construction terms.

         The Company has signed an additional long-term agreement with Qwest Communications and a lease for its London facility as described in the subsequent events footnote (see note 11).

         Future minimum lease and loan payments under these agreements including payments under the London lease (see note 11) are as follows:

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

10.  RELATED PARTIES TRANSACTION

     The Company utilizes Sid Paterson Advertising, Inc., an entity controlled by Mr. Sid Paterson, a director of the Company, as its agent to place Company advertisements in various print publications. Amounts paid to Sid Paterson Advertising, Inc. for the year ended September 30, 1998 were approximately $507,000 which includes amounts due to the publishing companies to pay for the Company's advertisements.

11.  SUBSEQUENT EVENTS

QWEST COMMUNICATIONS

     In October 1998, the Company entered into an IRU agreement with Qwest Communications Corporation (Qwest), under which the Company has the exclusive right to use portions of Qwest's planned 18,449 mile MacroCapacity fiber network for a 20 year period. Globix will initially have the right to use 6,500 route miles of OC-3 fiber capacity coast-to-coast in the United States and a DS-3 fiber link from the United States to the United Kingdom. The Company is currently committed to Qwest for a fee of $9,192,176 of which it had paid $919,218 at contract. The balance is payable by October 1999. In addition, the Company has the right to increase its capacity on the Qwest Network at the cost of $1.50 multiplied by the number of DS-0 (64 kbs per second) V&H Miles (length in miles between the termination points of a Qwest Network Segment using airline miles and determined based on the vertical and horizontal geographic coordinates of the locations of the termination points). The Company is also liable for a monthly operating and maintenance charge of $.0035 per each DS-0 V&H Mile. The Company will amortize the total contract value over the term of the agreement of 20 years.

LONDON FACILITY

In October 1998, the Company signed a lease with Corston Holdings Limited (a United Kingdom Corporation) for a 15 year term through September 2014 for the rental of 33,500 square feet at Prospect House, 80 New Oxford Street,
London, United Kingdom, at an annual base rent of pound sterling 1,080,000 (approximately $1,836,000 in U.S. dollars) with rental payments commencing in October 1999. The Company intends to build a SuperPOP data center in the new premises, which will also provide space for sales and administrative personnel.

                                EXHIBIT INDEX
                                -------------

NUMBER                            DESCRIPTION
 3.1      Certificate of Incorporation of the Company, as amended.(10)

 3.2      By-laws of the Company, as amended.(11)

 4.1      Specimen Stock Certificate.(2)

 4.2      Form of Underwriter's Warrant issued to Rickel & Associates,
          Inc.(2)

 4.3      Indenture between the Company and Marine Midland Bank, as
          Trustee, dated April 30, 1998.(8)

 4.4      Form of $160,000,000 13% Senior Note, Series A, due 2005.(8)

 4.5      Form of $160,000,000 13% Senior Notes, Series B, due
          2005.(10)

 4.6      Form of Warrant to purchase Common Stock expiring May 1,
          2005.(8)

10.1      Purchase Agreement between the Company and ING Baring (U.S.)
          Securities, Inc. (the Initial Purchaser), dated April 24,
          1998.(8)

10.2      Warrant Agreement between the Company and Marine Midland
          Bank, as Warrant Agent, dated as of April 30, 1998.(8)

10.3      Registration Rights Agreement between the Company and the
          Initial Purchaser, dated as of April 30, 1998.(8)

10.4 Warrant Registration Rights Agreement between the Company and the Initial Purchaser, dated as of April 30, 1998.(8)

10.5 Escrow and Security Agreement between Marine Midland Bank, as Escrow Agent, Marine Midland Bank, as Trustee, and the
          Company, dated as of April 30, 1998.(8)

10.6      1995 Stock Option Plan, adopted September 29, 1995.(1)

10.7      1998 Stock Option Plan, adopted April 16, 1998.(9)

10.8      Irrevocable Proxy Agreement between Harpoon Holdings Ltd.
          and Marc H. Bell, dated as of October 1, 1995.(1)

10.9 Employment Agreement between Marc H. Bell and the Company, dated as of April 10, 1998.(13)

10.10     Share Deposit Agreement between Marc H. Bell, Harpoon
          Holdings Ltd., the Company, and Rickel & Associates Inc.(2)

10.11 Agreement of Lease between the Company and Puck Associates, dated as of July 23, 1996.(3)

10.12     Loan and Security Agreement between Finova Capital
          Corporation (Finova) and the Company, dated as of May 1, 1997.(4)

10.13 Guaranty by NAFT in favor of Finova, dated as of May 1, 1997.(4)

10.14 Guaranty by NAFT Computer Service Corp. in favor of Finova, dated as of May 1, 1997.(4)

10.15 Guaranty by Bluestreak Digital, Inc., in favor of Finova, dated as of May 1, 1997.(4)

10.16 Guaranty by PFM Communications, Inc., in favor of Finova, dated as of May 1, 1997.(4)

10.17     Promissory Notes to the Company, from Marc H. Bell, dated
          April 2, 1997 and June 30, 1997.(6)

10.18     Agreement by and between the Company and Value Management &
          Research GmbH for the sale of an aggregate of 382,609 shares of Common Stock, dated as of September 24, 1997.(5)

10.19     Agreement between Bell Technology Group Ltd., and Cisco
          Systems Capital Corporation granting credit approval for $1,000,000 for leasing transactions, dated as of December
          15, 1997.(7)

10.20+    Purchase Agreement between Hanover Equities, Inc. and the
          Company dated as of June 2, 1998.(12)

10.21+ Purchase Agreement between Young Woo and the Company dated as of June 2, 1998.(12)

10.22 Lease between Mission Plaza LLC and the Company dated as of July 24, 1998.(13)




10.23 First Amendment to Lease by and between Mission Plaza LLC and the Company dated October 8, 1998 and effective as of July 24, 1998.(13)

10.24     Lease by and between Corston Holdings Limited, Globix
          Limited and the Company dated October 15, 1998.(13)

10.25     Deed of Guaranty between Bank Leumi (UK) Plc, Corston
          Holdings Limited, and Globix Limited dated October 15,
          1998.(13)

10.26 IRU Agreement between Qwest Communications Corporation and the Company dated as of October 5, 1998.(13)

10.27++   Letter Agreement between Princeton Capital LLC, Hanover
          Equities, Inc. and the Company, dated January 8, 1999.**

10.28++   Operating Agreement of BLP Acquisition LLC dated as of July
          2, 1998.**

21        List of Subsidiaries.(13)

23        Consent of Arthur Andersen LLP.*

-------------------------
   * Filed herewith.

  ** To be supplied by Amendment to the Company's Registration Statement on Form S-1 (File No. 333-70375) filed January 11, 1999.

   + Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.
  ++ Confidential treatment to be sought for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

 (1) Incorporated by reference to Registration Statement on Form SB-2 (File No. 33-98978) (the Registration Statement) filed November 3, 1995.

 (2) Incorporated by reference to Amendment No. 2 to the Registration Statement filed January 23, 1996, declared effective January 24, 1996.

 (3) Incorporated by reference to the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 1996.


 (4) Incorporated by reference to the Company's Report on Form 8-K/A filed July 18, 1997.

 (5) Incorporated by reference to the Company's Report on Form 8-K filed October 8, 1997.

 (6) Incorporated by reference to Amendment No. 4 filed November 6, 1997 to Registration Statement (File No. 333 23259) filed March 13, 1997.

 (7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1997.

 (8) Incorporated by reference to the Company's Report on Form 8-K filed May 11, 1998.

 (9) Incorporated by reference to the Company's Proxy Statement on Schedule 14A filed on March 16, 1998.

(10) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-57993) filed June 29, 1998.

(11) Incorporated by reference to the Company's Registration Statement on Form S-4/A (File No. 333-57993) filed August 7, 1998.

(12) Incorporated by reference to the Company's Report on Form 8-K/A filed September 16, 1998.

(13) Incorporated by reference to the Company's Report on Form 10-KSB filed December 29, 1998.