Form 10QSB
period 1998-12-31
GLOBIX CORP
filed 1999-02-16
CIK 1003111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: December 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from _____ to _____ Commission file number 1-14168

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

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date:
 4,146,614 shares of Common Stock as of February 3, 1999

Transitional Small Business Disclosure Format (Check One):  Yes [ ]   No [x]

                           Globix Corporation
                            and Subsidiaries

    Table of Contents

                                                                       Page No.
PART  I -  FINANCIAL INFORMATION
  Item  1.  Consolidated Balance Sheet as of December 31, 1998 and
                September 30, 1998                                        2

            Consolidated Statements of Operations
               For the Three Months Ended December 31, 1998 and 1997      3

            Consolidated Statements of Cash Flows
               For the Three Months Ended December 31, 1998 and 1997      4

            Notes to Consolidated Financial Statements                    5-7

  Item  2.  Management's Discussion and Analysis of Financial Condition   8-14
               and Results of Operations

            RISK FACTORS                                                 15-29
PART  II -  OTHER INFORMATION                                            30

                       Globix Corporation and Subsidiaries
                           Consolidated Balance Sheets


                                                            Dec 31,                 Sept 30,
                                                             1998                     1998
                                                         (Unaudited)
                                     Assets
Current assets:
  Cash and cash equivalents                             $  43,110,067           $  61,473,285
  Marketable securities                                    14,209,892              14,638,173
  Accounts receivable, net of allowance for
   doubtful accounts of $435,000 and $410,000
   as of December 31, 1998 and
   September 30, 1998, respectively                         5,342,637               4,861,219
  Inventories                                                 326,584                 391,848
  Prepaid expenses and other current assets                 2,632,669               1,699,117
  Restricted cash                                           5,116,667              10,316,667
                                                        -------------           -------------
     Total current assets                                  70,738,516              93,380,309
Investments, restricted                                    45,356,259              50,163,109
Property and equipment, net                                60,985,117              30,871,719
Debt issuance costs, net of accumulated
 amortization of $644,250 and $393,321                      5,963,544               6,214,473
Other assets                                                1,857,861               1,636,762
                                                        -------------           -------------
     Total assets                                       $ 184,901,297           $ 182,266,372
                                                        =============           =============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of notes payable                          2,789,605               2,397,777
  Accounts payable                                         11,829,053               6,185,460
  Accrued expenses and other liabilities                    8,766,861                 192,913
  Accrued interest expense                                  3,466,667               8,666,667
  Deferred revenues                                            31,119                  78,166
                                                        -------------           -------------

     Total current liabilities                             26,883,305              17,520,983

  Long-term notes payable,less current portion              1,848,200               1,199,429
  Long-term debt, net of discount                         157,977,200             157,892,200
  Other long term liabilities                               2,943,924               2,934,675
                                                        -------------           -------------
     Total liabilities                                    189,652,629             179,547,287
                                                        -------------           -------------
  Commitments and contingencies Stockholders'
   equity (deficit):
  Preferred Stock, $.01 par value; 500,000
    shares authorized; no shares issued and
    outstanding                                                  --                      --
  Common Stock, $.01 par value; 20,000,000
  shares authorized; 4,140,116
  shares issued and outstanding                                41,401                  41,401
  Additional paid-in capital                               17,247,354              17,247,354
  Accumulated other comprehensive income                    2,024,360               1,675,907
  Accumulated deficit                                     (24,064,447)            (16,245,577)
                                                        -------------           -------------
     Total stockholders' equity (deficit)                  (4,751,332)              2,719,085
                                                        -------------           -------------
     Total liabilities and stockholders'
        equity (deficit)                                $ 184,901,297           $ 182,266,372
                                                        =============           =============

The accompanying notes are an integral part of these consolidated balance sheets.

                                   Page - 2 -

                               Globix Corporation
                                and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                               Three Months Ended
                                                                  December 31,
                                                          1998                  1997
Revenues                                              $ 5,928,650           $ 4,739,567
Costs and expenses:
  Cost of revenues                                      3,702,175             3,113,899
  Selling, general and administrative                   5,565,542             1,609,438
  Depreciation and amortization                           506,699               241,860
                                                      -----------           -----------
     Total costs and expenses                           9,774,416             4,965,197
                                                      -----------           -----------
Loss from operations                                   (3,845,766)             (225,630)

  Interest and financing expenses, net
   of interest income of $944,497 in 1998
   and $7,426 in 1997                                  (3,973,104)              (55,984)
                                                      -----------           -----------
Loss before taxes                                      (7,818,870)             (281,614)


Provision for taxes                                          --                    --
                                                      -----------           -----------
Net loss                                              $(7,818,870)          $  (281,614)
                                                      ===========           ===========


Basic and diluted loss per share                           ($1.89)               ($0.08)


Weighted average common shares outstanding -
   basic and diluted                                    4,140,116             3,448,450

     The accompanying notes are an integral part of these consolidated statements.

                                   Page - 3 -

                               Globix Corporation
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                   December 31,
                                                                           1998                   1997
Cash flows from operating activities:
  Net loss                                                           $ (7,818,870)          $   (281,614)
  Adjustments to reconcile net (loss)
  to net cash used in operating activities
    Depreciation and amortization                                         506,699                241,860
    Amortization of discount and
       debt issuance costs                                                335,929                   --
    Provision for bad debt                                                 25,000                 20,000
Changes in operating assets and liabilities:
    (Increase)in accounts receivable                                     (506,418)              (306,695)
    Decrease (increase) in inventories                                     65,264                 (6,984)
    Decrease (increase) in prepaid expenses
       and other current assets                                          (933,552)               542,726
    (Increase) in other assets                                           (221,099)               (83,118)
    Increase in accounts payable                                        5,643,593                540,743
    Increase (decrease) in accrued expenses                             8,573,948               (391,228)
    (Decrease)in accrued interest expense                              (5,200,000)                  --
     Decrease in deferred revenues                                        (47,047)               (35,447)
    Increase in other long-term liabilities                                 9,249                   --
                                                                     ------------           ------------
Net cash provided by operations                                           432,696                240,243
                                                                     ------------           ------------
Cash flows from investing activities:
  Purchases of property and equipment                                 (30,620,097)              (828,761)
  Use of restricted cash                                                5,200,000                   --
  Use of long-term restricted cash                                      4,806,850                   --
  Sale of marketable securities                                           776,734                   --
                                                                     ------------           ------------

Net cash used in investing activities                                 (19,836,513)              (828,761)
                                                                     ------------           ------------
Cash flows from financing activities:
  Repayment of short term borrowings                                         --                  (90,805)
  Proceeds of notes payable                                             1,328,219                211,568
  Repayments of notes payable                                            (287,620)              (313,037)
  Additional costs incurred with private
   placement in September 1997                                               --                  (59,138)

                                                                     ------------           ------------
Net cash provided by(used in)financing activities                       1,040,599               (251,412)
                                                                     ------------           ------------
Net increase (decrease) in cash,
  cash equivalents and restricted cash                                (18,363,218)              (839,930)
    Cash, cash equivalents and
     restricted cash, beginning of period                              61,473,285              2,401,446
                                                                     ------------           ------------
  Cash, cash equivalents and
  restricted cash, end of period                                     $ 43,110,067           $  1,561,516
                                                                     ============           ============

The accompanying notes are an integral part of these consolidated statements

                                   Page - 4 -

                               GLOBIX CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of December 31, 1998, statements of operations for the three months ended December 31, 1998 and 1997, and the statements of cash flows for the three months ended December 31, 1998 and 1997 have been prepared by Globix Corporation (the "Company") without audit. All material inter-company accounts and transactions have been eliminated. The consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB/A for the fiscal year ended September 30, 1998 on file with the Securities and Exchange Commission. Results of operations for the three month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

For those subsidiaries and affiliates whose functional currency is considered to be the British Pound, assets and liabilities are translated using period-end rates of exchange. Revenues and expenses are translated at the average rates of exchange during the period. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account of shareholders' equity.

In the opinion of management, the unaudited interim financial statement furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2.       SENIOR NOTE OFFERING

In April 1998, the Company successfully completed a private offering for $160,000,000 consisting of 160,000 units, each unit consisting of $1,000 principal amount of 13% Senior Notes due 2005 and one warrant to purchase 3.52 shares of common stock (total of 563,200 shares of common stock) at a purchase price of $14.03 per share. The Notes will mature on May 1, 2005. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. The Company has deposited with an escrow agent $57,000,000, that together with the interest received thereon, will be sufficient to pay, when due, the first six interest payments. The Notes are collateralized by a first priority security interest in the escrow account. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. The accrued interest expense on the balance sheet represents two months of interest on the notes which will be paid from the escrow account on May 1, 1999. An original issue discount of approximately $2.3 million and expenses of the offering of approximately $6.6 million are being amortized over seven years.

                                    Page - 5-

3.     NOTES PAYABLE

The Company maintains a $1.0 million credit line from Cisco Systems Capital Corporation ("CSC") to lease Cisco System products and associated peripherals. The terms of this line, which was entered into in December 1997, provided for 180 days of borrowing and a maximum borrowing limit of $1.0 million. However, CSC has informally permitted the Company to continue to borrow under this line and to exceed the stated $1.0 million limit. Amounts borrowed under the line are to be repaid over a 36-month period with the Company having the option of purchasing the equipment for $1.00 at the end of the lease term. As of December 31, 1998, approximately $1.6 million was outstanding under this credit line.

4.       COMMITMENTS AND CONTINGENCIES

In July 1998, the Company signed a 15 year triple net lease which commences upon completion of construction, to rent approximately 62,000 square feet of office space in Santa Clara, California at an annual base rental of approximately $1.6 million. The Company is building its San Francisco Bay area SuperPOP facility in its Santa Clara property. Construction of the building is substantially complete and the facilities opening is being coordinated with the opening of its New York and London Super POP's. The Company expects the San Francisco Bay area SuperPOP to be operational by June 30, 1999.

In October 1998, the Company signed a lease which terminates in September 2014 for the rental of 33,500 square feet at Prospect House, 80 New Oxford Street, London, United Kingdom, at an annual base rent of pound sterling 1,080,000 (approximately $1,836,000 in U.S. dollars). Rental payments will commence in October 1999. The Company is recognizing the rental expense on a straight line basis over the term of the lease. The Company is building a SuperPOP facility in the new premises, which will also provide space for sales and administrative personnel.

In October 1998, the Company entered into an IRU agreement with Qwest Communications Corporation (Qwest), under which the Company has the exclusive right to use portions of Qwest's planned 18,449 mile MacroCapacity fiber network for a 20 year period. Globix will initially have the right to use 6,500 route miles of OC-3 fiber capacity coast-to-coast in the United States and a DS-3 fiber link from the United States to the United Kingdom. The Company is currently committed to Qwest for a fee of $9,192,176 of which it had paid $919,218 at contract. The remaining obligation is included in other liabilities as of December 31, 1998. The balance is payable by October 1999. The Company will amortize the total contract value over the term of the agreement of 20 years.

                                   Page - 6 -

5. LOSS PER SHARE

The following table summarizes securities that were outstanding as of December 31, 1998 and 1997, but not included in the calculation of diluted net loss per share because such shares are antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

                                                              December 31,
                                                           1998          1997
                                                           ----          ----
                                            Options      1,094,937     341,064
                                            Warrants       735,700     868,433


6.       COMPREHENSIVE INCOME

On October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income, as defined, and its components. Accumulated other comprehensive income is reported in the consolidated balance sheets and includes unrealized gain on securities available for sale and cumulative foreign currency translation adjustment.

Comprehensive income for the three months ended December 31, 1998 and 1997 was as follows:

                                           1998                1997
                                           ----                ----
Net loss                               $(7,818,870)         $(281,614)
Other comprehensive income:
 Change in unrealized gain on
  securities available for sale            337,145               --
 Foreign currency translation
  adjustment                                11,308               --
                                       -----------           ---------
Comprehensive income                   $(7,470,417)         $(281,614)
                                       ===========           =========


7.     SUBSEQUENT EVENTS

On January 11, 1999, the Company filed a registration statement with the Securities and Exchange Commission for a $63.5 million underwritten public offering of its Common Stock. The underwriters on the offering are Donaldson, Lufkin & Jenerette, Bear, Sterns & Co. Inc., and Lehman Brothers.

                                   Page - 7 -

PART I  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the consolidated financial statements and notes to such statements and notes appearing elsewhere herein.

Globix was founded in 1989 as a value-added reseller, or VAR, primarily focused on providing custom computer hardware and software solutions for desktop publishing. By 1995, Globix recognized the growing demand by businesses for electronic information delivery and began to re-shape its corporate strategy to focus on offering Internet products and services. In early 1996, the Company raised net proceeds of approximately $7.4 million through a public offering of its common stock and subsequently, began to offer Internet access products and services to business customers. By the end of 1996, the Company had grown its Internet customer base to over 80 business accounts. In 1997, Globix expanded its product and service offerings beyond Internet access and began to offer a range of end-to-end Internet solutions designed to enable its customers to more effectively capitalize on the Internet as a business tool. These solutions include web hosting, co-location, systems administration and web site management, and value-added Internet services such as e-commerce, streaming media, network security and web development. As of December 31, 1998, Globix's customer base for Internet products and services had grown to approximately 850 large and medium size business customer accounts.

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

Commencing with 1996, Globix began segment reporting of its results of operations into two divisions: (i) the "Internet Division" and (ii) the "Server Sales and Integration Division." The Internet Division provides dedicated Internet access, web hosting, co-location, value-added solutions (such as e-commerce, streaming media, network security and web development), and instructor-led corporate training. The Server Sales and Integration Division provides Internet-related hardware and software sales and systems and network integration. Over the last three years, revenues from the Internet Division have grown significantly as a percentage of total revenues from 9.6% for the three months ended December 31, 1996 to 38.5% for the three months ended December 31, 1998. Globix expects that the Internet Division revenues will continue to grow as a percentage of total revenues.

                                   Page - 8 -

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

Depreciation and amortization expenses are expected to increase significantly beginning in fiscal 1999. The Company depreciates its capital assets on a straight line basis over the useful life of the assets, ranging from 5 to 40 years. In addition, the Company is amortizing debt issuance costs of $6.6 million relating to its $160.0 million debt financing over seven years. The Company did not recognize any depreciation expense for the three months ended December 31, 1998 for its new SuperPOPs in New York, London and the San Francisco Bay area. The facilities are currently under construction and the Company will begin recognizing depreciation expense for them upon completion, which is expected by June 30, 1999.

                                   Page - 9 -

The Company historically has experienced negative cash flow from operations and has incurred net losses. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon the Company's ability to continue to grow its revenue base and achieve further operating efficiencies. The Company expects to experience negative cash flow from operations and to incur net losses as a result of its significant investment in the expansion of its physical facilities, the establishment of its network backbone, the hiring of additional personnel and the interest expense in connection with the $160.0 million debt financing. The Company believes that its new SuperPOPs and network backbone infrastructure will enable it to achieve further economies of scale as it continues to expand its customer base. However, there can be no assurance that the Company will be able to realize sufficient future revenues to offset its present investment in its physical facilities, network backbone and the hiring of additional personnel, or that it will be able to achieve or sustain revenue growth, positive cash flow or profitability in the future. As of December 31, 1998, the Company had generated an accumulated deficit of approximately $24.1 million.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

REVENUES. Total revenues for the three months ended December 31, 1998 increased 25.1% to $5.9 million from $4.7 million for the three months ended December 31, 1997. Revenues from the Server Sales and Integration Division for the three months ended December 31, 1998 increased 6.9% to $3.6 million from $3.4 million for the three months ended December 31, 1997. Revenues from the Internet Division increased 71.8% to $2.3 million for the three months ended December 31, 1998 from $1.3 million for the three months ended December 31, 1997. This increase was primarily attributable to an increase in the number of customers to which the Company provided Internet connectivity. The increase in percentage of Internet Division revenues as a percentage of total revenues reflected the Company's shift in product mix toward Internet related sales.

COST OF REVENUES. Cost of revenues for the three months ended December 31, 1998 was $3.7 million or 62.4% of revenues as compared to $3.1 million or 65.7% of total revenues for the three months ended December 31, 1997. The decrease in cost of revenues as a percentage of total revenues was primarily a result of an increase in higher margin Internet revenues as a percentage of total revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended December 31, 1998 were $5.6 million or 93.9% of total revenues as compared to $1.6 million or 34.0% of total revenues for the three months ended December 31, 1997. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in sales and marketing, engineering and training and administration personnel necessitated by the growth in operations. The number of full time employees increased from 84 as of December 31, 1997 to 211 as of December 31, 1998 and payroll costs increased from $935,000 for the three months ended December 31, 1997 to $3.1 million for the three months ended December 31, 1998. In addition, the Company increased expenditures in advertising from $132,000 for the three months ended December 31, 1997 to $1.1 million for the three months ended December 31, 1998.

                                   Page - 10 -

INTEREST AND FINANCING EXPENSE AND INTEREST INCOME. The increase in interest expense to $4.9 million for the three months ended December 31, 1998 is a result of the $160.0 million debt financing completed in April 1998. The increase in interest income to $944,000 for the three months ended December 31, 1998 reflects the increased cash position derived from the net proceeds of the debt financing. The Company is amortizing debt issuance costs of $6.6 million relating to the $160.0 million debt financing over seven years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $507,000 for the three months ended December 31, 1998 as compared to $242,000 for the three months ended December 31, 1997. The increase was primarily related to equipment purchased for use in the Internet Division.

NET LOSS AND LOSS PER SHARE. As a result of the above, the Company reported a net loss of $7.7 million or $1.87 per share for the three months ended December 31, 1998 as compared to a net loss of $282,000 or $0.08 per share for the three months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities decreased from $76.1 million as of September 30, 1998 to $57.3 million as of December 31, 1998. This decrease of approximately $18.8 million was primarily the result of the construction of SuperPOP facilities in New York, London and the San Francisco Bay area.

At December 31, 1998, the Company had working capital of approximately $43.9 million, as compared to working capital of approximately $75.9 million at September 30, 1998. Working capital decreased primarily because of the $26.5 million spent on the construction of SuperPOP facilities in New York, London and the San Francisco Bay area and the $9.2 million used to purchase its network backbone from Qwest Communications. This decrease was partially offset by increases in accounts receivable of $506,000 and prepaid expenses and other current assets of $934,000.

As of December 31, 1998, the Company had spent approximately $21.5 million to construct and equip its three new SuperPOP facilities. The Company estimates that it will spend an additional $29.5 million to complete the SuperPOPs and $8.3 million to complete its network backbone. In addition, the Company has an option from Qwest to maintain the capacity of its domestic network backbone at OC-3 bandwidth levels for the balance of the 20 year term of its agreement for an additional payment of $15.0 million. The Company can exercise this option at any time prior to December 31, 1999. If the Company were to choose not to exercise this option, its domestic network backbone would be reduced to DS-3 capacity. The Company expects its new SuperPOP facilities and network backbone to become operational by June 30, 1999.

The Company maintains a $1.0 million credit line from Cisco Systems Capital Corporation ("CSC") to lease products and associated peripherals from CSC. The terms of this line, which was entered into in December 1997, provided for 180 days of borrowing and a maximum borrowing limit of $1.0 million. However, CSC has informally permitted the Company to continue to borrow under this line and to exceed the stated $1.0 million limit. Amounts borrowed under the line are to be repaid over a 36 month period with the Company having the option of purchasing the equipment for $1.00 at the end of the lease term. As of December 31, 1998, approximately $1.6 million was outstanding under this credit line.

                                   Page - 11 -

On January 11, 1999, the Company filed a registration statement with the Securities and Exchange Commission for a $63.5 million underwritten public offering of its Common Stock. The underwriters on the offering are Donaldson, Lufkin & Jenerette, Bear, Sterns & Co. Inc., and Lehman Brothers.

In the opinion of management, the Company will be able to finance its business as currently conducted and as currently planned from its current working capital and the proceeds of the offering at least through fiscal 2000. There can be no assurance that that the offering will be completed. If it is not completed, the Company will be able to finance its business as currently conducted and currently planned from its current working capital at least through December 31, 1999. The Company would then be required to seek financing through alternate means. However, there is no assurance that the Company will be able to obtain such alternate financing.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

YEAR 2000 DISCUSSION

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

                                   Page - 12 -

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

RISKS. Globix is not currently aware of any Year 2000 compliance problems relating to its IT or non-IT systems that would have a material adverse effect on Globix's business, results of operations and financial condition. There is no assurance that the Company will not discover Year 2000 compliance problems in its software and systems that will require substantial revisions. In addition, there is no assurance that third party software, hardware or services incorporated into Globix's material IT and non-IT systems will not need to be revised or replaced, all of which could be time consuming and expensive. The failure of Globix to fix its software or to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and the loss of customers and other business interruptions, any of which could have a material adverse effect on Globix's business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in its IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

                                   Page - 13 -

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

INTRODUCTION OF THE EURO

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and a new currency called the "Euro." These countries have adopted the Euro as their common legal currency on that date, which trades on currency exchanges and is available for non-cash transactions. The existing sovereign currencies will remain legal tender in these countries until January 1, 2002. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

Globix's initial international expansion will be in the United Kingdom, which has not adopted the Euro. The Company will evaluate the impact the implementation of the Euro will have on its business operations and no assurances can be given that the implementation of the Euro will not have a material adverse affect on the Company's business, financial condition and results of operations. However, the Company does not expect the Euro to have a material effect on its competitive position. In addition, the Company cannot accurately predict the impact the Euro will have on currency exchange rates or the Company's currency exchange risk.


FORWARD LOOKING STATEMENTS

The foregoing management discussion and analysis contains certain forward-looking statements. Due to the fact that the Company faces intense competition in a business characterized by rapidly changing technology, and must raise additional capital in order to continue with its existing capital expenditure program, actual results and outcomes may differ materially from any such forward looking statements. Future results of operations are, in general, difficult to forecast due to the fast moving pace of the industry. Additional information concerning factors that could cause actual results to differ materially from those in the forward looking statements is contained under the heading "Risk Factors" below.

                                   Page - 14 -

RISK FACTORS

You should carefully consider the following factors and other information. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also adversely impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

RISK ASSOCIATED WITH SUBSTANTIAL INDEBTEDNESS AND OUR ABILITY TO SERVICE OUR
DEBT

We are highly leveraged due to our large outstanding debt obligations. As a result, we have significant ongoing debt service requirements. As of December 31, 1998, our total long-term debt and notes payable was approximately $162.6 million. Our high level of indebtedness could have several important effects on our future operations, including the following:

     - a substantial portion of our cash flow from operations must be used to pay interest on our indebtedness and, therefore, will not be available for other business purposes

     - the terms and conditions of our indebtedness may restrict our flexibility in planning for and reacting to changes in our business, including possible investment activities

     - our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be substantially impaired

Our ability to meet our debt service obligations and to reduce our total indebtedness depends on our future operating performance. Our future operating performance will depend on our ability to expand our business operations by building and utilizing our new SuperPOP facilities, establishing our enhanced network backbone infrastructure and expanding our product and service offerings. We can not assure you that we will succeed in expanding our business operations. In addition, our future operating performance will depend on economic, competitive, regulatory and other factors affecting our business. Many of these factors are beyond our control.

Based on our current level of operations, we believe that working capital from operations, our existing credit facilities, available capital lease financings and proceeds from our proposed offering will be adequate to meet our presently anticipated requirements for working capital, capital expenditures and debt service at least through fiscal 2000. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future working capital borrowings will be available in an amount sufficient to enable us to service our debt or to make necessary capital expenditures. If we are unable to generate sufficient cash flow to service our debt, we may have to refinance some or all of our existing debt. We cannot assure you that we

                                   Page -15-
will be able to raise additional capital for any such refinancing in the future. If we are unable to generate or raise sufficient cash to both service our debt and to grow our business, our business, financial condition and results of operations will be materially and adversely affected.

RISK ASSOCIATED WITH OUR CONTINUING LOSSES

     We have incurred significant losses since inception. We incurred net losses of approximately $3.1 million and $11.2 million for the years ended September 30, 1997 and 1998 and $7.8 million for the three months ended December 31, 1998, respectively. As of December 31, 1998, our accumulated deficit was approximately $24.1 million. Since the year ended September 30, 1995, we have not been profitable. We may never be profitable again or, if we become profitable, we may be unable to sustain our profitability. We expect to continue to incur significant expenditures because of the interest we must pay on our debt and the fact that certain expenses, must be incurred in order to expand our business. Among such expenses are costs to expand our facilities and network backbone and sales and marketing, network operations and general and administrative expenses. As a result, we expect to continue to incur significant losses for the foreseeable future. Moreover, we cannot assure you that after incurring such expenses, there will be an increase in our revenues. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, our business, financial condition and results of operations will be materially and adversely affected.

RISKS ASSOCIATED WITH NEED TO MANAGE FACILITIES EXPANSION AND GROWTH

     As we continue to increase the scope of our operations both domestically and internationally, our workforce has grown. As of December 31, 1998, we had 211 full-time employees in comparison to 50 full-time employees as of September 30, 1995. In addition, we plan to continue to significantly expand our sales and marketing and customer care organizations both domestically and internationally.

     A key element of our business strategy is the expansion of our network through the opening of additional SuperPOPs and POPs. Recently, our growth has been limited by the shortage of space for co-location services at our Internet Data Center facility in New York. To address this shortage, we are currently building new state-of-the-art SuperPOP facilities in New York City, London and the San Francisco Bay area. We are also currently establishing a network backbone. Our success will depend on our ability to expand our network infrastructure through these new facilities. The building of our new facilities and network backbone will require us to expend substantial resources to purchase or lease real estate facilities, make the necessary improvements to these facilities, purchase equipment, install telecommunications networks and hire network, administrative, customer care, and sales and marketing personnel. We may not be successful in expanding or adapting our network infrastructure to meet our customers' demands.

                                   Page -16-

     Our growth has placed, and our anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. As a result, we need to:

     - expand our management team

     - train and manage a growing number of employees in multiple and geographically diverse locations

     - continue to expand and upgrade our network infrastructure

     - continue to improve our financial and managerial controls and our reporting systems and procedures

     In addition, we need to attract and retain additional highly-qualified management, technical and sales and marketing employees. Competition for qualified employees is intense. We cannot assure you that we will be successful in attracting and retaining the people we need. Our business, financial condition and results of operations will be materially and adversely affected if we are unable to effectively manage our growth or facilities expansion.

SHIFTING FOCUS OF OUR BUSINESS

     We have been shifting our focus from selling desktop publishing related computer and peripheral equipment to selling Internet connectivity and sophisticated Internet-based solutions through our Internet Division. Our end-to-end solutions include: (i) dedicated Internet access (ii) web hosting and co-location, (iii) Internet-related hardware and software sales and systems and network integration, (iv) systems administration and web site management, (v) value-added solutions such as e-commerce, streaming media, network security and web development, and (vi) instructor-led corporate training. We cannot assure you that our strategy to shift the focus of our business will be successful.

     The following demonstrates the increasing percentage of revenues derived from our Internet Division:

                                INTERNET SERVICES AS
YEAR ENDED                        A PERCENTAGE OF
SEPTEMBER 30,                      TOTAL REVENUES
  1996........................           6.2%
  1997........................          13.9
  1998........................          31.3

     While we expect a greater percentage of our revenues to be derived in the future from our Internet Division, we cannot assure you that we will succeed in continuing to grow our Internet services business.

     Our Internet Division has been in operation only since 1995. Most of our Internet-related services, other than dedicated Internet access, web hosting and co-location, have been introduced since 1997. Accordingly, we have a limited operating history in this area upon which you may evaluate us. You should consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. These include:

     - ability to sustain historical revenue prices and growth rates

     - ability to sustain historical operating margins

                                   Page -17-

     - need to manage our expanding operations

     - competition

     - ability to attract, retain and motivate qualified personnel

     - ability to maintain our current, and develop new, strategic relationships

     - ability to anticipate and adapt to the changing Internet market

     - ability to attract and retain a large number of customers

     If we fail to adequately address these risks, our business, financial condition and results of operations will be materially and adversely affected.

DEPENDENCE ON NETWORK INFRASTRUCTURE

     In order to succeed, we must provide our customers with reliable Internet connectivity. Our success will depend upon our ability to expand our network infrastructure as our customer base gets larger and as the needs of our customers for Internet connectivity and solutions become more sophisticated. We are currently building new state-of-the-art SuperPOP facilities in New York City, London and the San Francisco Bay area. We are also currently establishing a network backbone. Our expansion will require substantial financial, operational and management resources. We may not be successful in expanding or adapting our network infrastructure to meet our customers' demands. A delay in the opening of our new SuperPOP facilities, particularly the New York facility, would materially and adversely affect our business, financial condition and results of operations.

     Any of the following network infrastructure related problems could have a material and adverse effect on our business, financial condition and results of operations:

     - failure to expand our network infrastructure on a timely basis

     - failure to expand our network infrastructure at a commercially reasonable cost

     - failure to adapt our network infrastructure to changing customer requirements

     - failure to adapt our network infrastructure to changing industry standards

     - failure to maintain sufficient capacity on our network

     - failure to maintain security

     In October 1998, we entered into an IRU agreement with Qwest which gives us the exclusive right to use portions of Qwest's global fiber network for a 20 year period. Our future success is highly dependent on this IRU agreement. Qwest, however, has not completed building its coast-to-coast network and has already experienced some delays. Any further delays in completing the Qwest network would materially and adversely affect our business, financial condition and results of operations.

NEED TO ESTABLISH AND MAINTAIN PEERING RELATIONSHIPS

     The Internet is comprised of several network providers who operate their own networks and interconnect their networks at various public and private peering points, through "peering arrangements" with one another. Our ability to establish and maintain peering relationships is necessary in order to effectively exchange traffic with ISPs without having to pay the higher costs of transit services and in order to maintain high network performance levels. These arrangements are not subject to regulation and are subject to revision in terms, conditions or costs over time. We cannot assure you that other ISPs will

                                   Page -18-
maintain peering relationships with us. In addition, increasing requirements or costs may be imposed on us in order to establish and maintain peering relationships with ISPs, particularly national ISPs. Failure to establish and maintain peering relationships would adversely affect the level of connectivity available to our customers or cause us to incur additional operating expenditures by paying for transit, either of which could have a material adverse effect on our business, financial condition and results of operations. In addition, if these network providers were to increase the pricing associated with utilizing their networks, we may be required to identify alternative methods through which we can distribute our customers' content. If we are not able to access on a cost-effective basis alternative networks to distribute our customers' content or pass through any additional costs of utilizing these networks to our customers, our business, financial condition and results of operations would be materially adversely affected.

QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

     Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

     - customer demand for our solutions

     - seasonal fluctuations in revenue, principally during the summer and year-end holidays

     - significant sales of Internet-related hardware and software in any particular quarter

     - ability to attract, retain and motivate qualified personnel

     - changes in the growth rate of Internet usage

     - the mix of revenues from our two segments

     - the mix of revenues from our various Internet solutions

     - the timing of the expansion of our operations

     - changes in our pricing policies or those of our competitors

     - the introduction of new solutions by us or our competitors

     - the mix of domestic and international sales, once our London SuperPOP becomes operational

     - costs related to acquisitions of technology or businesses

     - general economic and market conditions

     Our revenues are difficult to forecast. In addition, we plan to significantly increase our operating expenses to bring our new SuperPOPs and network backbone online and to market and support our solutions. It will be difficult for us to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have an unexpected shortfall in revenues in relation to our expenses, then our business, financial condition and results of operations would be materially and adversely affected. This would likely affect the market price of our common stock.

     Due to all of the foregoing factors and the other risks discussed in this section, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

                                   Page -19-

RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION

     We currently operate only in the United States. We are currently building a new state-of-the-art SuperPOP facility in London, England. We expect to begin operations in London by June 30, 1999. We intend to continue to expand our international operations and international sales and marketing efforts. To date, we have limited experience in developing versions of our solutions for markets other than the New York market and no experience in marketing, selling and distributing our solutions internationally.

     International operations are subject to other inherent risks, including:

     - the impact of recessions in economies outside the United States

     - changes in regulatory requirements

     - reduced, or uncertainty of, protection for intellectual property rights

     - potentially adverse tax consequences

     - difficulties and costs of staffing and managing foreign operations

     - political and economic instability

     - technology export and import restrictions or prohibitions

     - fluctuations in currency exchange rates

     - imposition of exchange controls

     - language and cultural barriers

     - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

These risks may materially and adversely affect our business, financial condition and results of operations.

DEPENDENCE UPON SUPPLIERS

     Our success will depend upon third-party network infrastructure providers, including the capacity we lease from telecommunications network suppliers. In particular, we are currently dependent on Sprint, Cable & Wireless, UUNET and certain other data communication and telecommunication providers for our backbone capacity and are therefore dependent on such companies to maintain the operational integrity of our backbone. Furthermore, our new network backbone will rely on a number of public and private peering interconnections to deliver our services. If the carriers that operate the Internet exchange points were to discontinue their support of the peering points and no alternative providers emerged, or such alternative providers increased the cost of utilizing the Internet exchange points, the distribution of content through the Internet exchange points, including content distributed by us, would be significantly constrained. Furthermore, as traffic through the Internet exchange points increases, if commensurate increases in bandwidth are not added, our ability to distribute content rapidly and reliably through these networks will be materially adversely affected.

     We recently entered into an IRU agreement with Qwest which gives us the exclusive right to use portions of Qwest's global fiber network for a 20 year period. Qwest, however,

                                   Page -20-
has not completed building its coast-to-coast network and has already experienced some delays. Any further delays in completing the Qwest network, or any interruption of service once the network is completed, would materially and adversely affect our business, financial condition and results of operations.

     Some of our suppliers, including the regional Bell operating companies and competitive local exchange carriers, currently are subject to various price constraints, including tariff controls, which in the future may change. Recent regulatory changes may increase the prices that these carriers may charge us. This could have a material and adverse effect on our business, financial condition and results of operations.

     In addition, many of our agreements with suppliers (including our peering partners) are either on a year-to-year basis or allow the supplier to terminate the agreement following a certain notice period. Accordingly, we cannot assure you that our suppliers will continue to provide us with bandwidth access, services or equipment.

     We also rely on other vendors to supply us with computer hardware, software and networking equipment. These products are available from only a few sources. Currently, we primarily buy these products from Silicon Graphics, Sun Microsystems, Compaq, Intergraph and Cisco. We also rely on Cisco for network design and installation services. We cannot assure you that we will be able to obtain the products and services that we need on a timely basis and at an affordable price.

     We have in the past experienced delays in receiving telecommunications services and shipments of equipment purchased for resale. We may not be able to obtain such telecommunication services and equipment on the scale and at the times required by us at an affordable cost. Our suppliers may enter into exclusive arrangements with our competitors or stop selling their products or services to us at commercially reasonable prices. If our sole or limited source suppliers do not provide us with products or services, our business, financial condition and results of operations may be materially and adversely affected.

RISKS ASSOCIATED WITH POTENTIAL INVESTMENTS OR ACQUISITIONS

     We may make investments in or acquire complementary businesses, products, services or technologies. From time to time we have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. However, we currently have no agreement relating to any such investment or acquisition. Moreover, the terms and conditions of our $160.0 million debt financing limit our ability to make investments in non wholly-owned subsidiaries. Because of these limitations, we are currently precluded from making such investments. Our strategy is subject to the following risks:

     - we may not be able to identify suitable investment or acquisition candidates

     - if the purchase price for the acquisition consists of cash, we may need to use all or a portion of our available cash, including proceeds from this offering

     - even if we do identify such suitable candidates, we cannot assure you that we will be able to make such investments or acquisitions on commercially acceptable terms

     - we may not be able to consummate any acquisition or successfully integrate the acquired services, products and personnel of any acquisition into our operations

                                   Page -21-

     - acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures

     - we may not be able to retain key employees of the acquired companies or maintain good relations with its customers or suppliers

     - we may be required to incur additional debt

     - we may be required to issue equity securities, which may be dilutive to existing shareholders, to pay for acquisitions

     - we may have to incur significant accounting charges, such as for goodwill or for "acquired in-process research and development," which may adversely affect our results of operations

RISK OF SYSTEM FAILURE

     Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facilities in New York. While we have taken certain precautions, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We lease telecommunications lines from local and regional carriers. Any interruption in service by these carriers or a failure to provide us with adequate lines to meet our demands for capacity, would materially and adversely affect our business, financial condition and results of operations. Any system interruptions could reduce the attractiveness of our services. Despite the precautions we have taken, unanticipated problems affecting our systems have from time to time in the past caused, and in the future could cause, interruptions in the delivery of our solutions. Our customer contracts currently provide a limited service level warranty related to the continuous availability of service on a 24 X 7 basis. This warranty is generally limited to the issuance of a credit consisting of free service for a specified limited period of time for disruptions in Internet connectivity services. To date, only a limited number of our customers have been entitled to receive credits for free services. Our business, financial condition and results of operations could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

SECURITY RISKS

     We have taken measures to protect the integrity of our infrastructure and the privacy of confidential information. Despite the measures we have taken, however, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability.

     The security services that we offer in connection with our customers' networks cannot assure complete protection from computer viruses, break-ins and other disruptive problems. Although we attempt to limit contractually our liability in such instances, the occurrence of such problems may result in claims against us or liability on our part. Such claims, regardless of their ultimate outcome, could result in costly litigation and could have a

                                   Page -22-
material adverse effect on our business and reputation and on our ability to attract and retain customers for our products and services.

DEPENDENCE ON THE INTERNET

     Our products and services are targeted toward users of the Internet. The Internet is subject to a high level of uncertainty and is characterized by rapidly changing technology, evolving industry standards, and frequent new product and service introductions.

     In addition, critical issues concerning the commercial use of the Internet remain unresolved and may impact the growth of Internet use, especially in the market that we target. Despite growing interest in the many commercial uses of the Internet, many businesses have been deterred from purchasing Internet connectivity products and services for a number of reasons, including:

     - inconsistent quality of service

     - lack of availability of cost-effective, high-speed options

     - a limited number of local access points for corporate users

     - inability to integrate business applications on the Internet

     - the need to deal with multiple and frequently incompatible vendors

     - inadequate protection of the confidentiality of stored data and information moving across the Internet

     - lack of tools to simplify Internet access and use

     In particular, numerous published reports have indicated that a perceived lack of security of commercial data, such as credit card numbers, has significantly impeded commercial exploitation of the Internet to date. We can not assure you that encryption or other technologies will be developed that satisfactorily address these security concerns. Published reports have also indicated that capacity constraints caused by growth in the use of the Internet may impede the further growth of the Internet. If the Internet does not grow at the rates which we presently anticipate, our business, financial condition and results of operations will be materially and adversely affected.

RAPID TECHNOLOGICAL CHANGE IN A NEW MARKET

     The market for Internet solutions has only recently begun to develop and is rapidly evolving. We cannot assure you that this market will prove to be viable or that it will grow as quickly as we expect. Our market is characterized by:

     - rapid technological change

     - frequent new product and service introductions

     - evolving industry standards

     Significant technological changes could render our existing products and services obsolete. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, functionality and features of our products and services to meet our customer's needs. Our success will also depend on our ability to:

     - use leading technologies

     - enhance our existing solutions

                                   Page -23-

     - develop new products and services that address the needs of our customers

     - respond to technological advances and emerging industry standards in a cost-effective and timely basis

     If we are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and results of operations will be materially and adversely affected.

     Our ability to compete successfully is also dependent upon the continued compatibility of our services with products and services offered by various vendors. Although we intend to support emerging standards in the market for Internet protocols, industry standards may not be established. If such industry standards are established, we may not be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. Our products and services rely on the continued widespread commercial use of Transmission Control Protocol/Internetwork Protocol (TCP/IP) and asynchronous transfer mode (ATM) technologies. Alternative protocol standards have been or are being developed for the Internet. If any of these alternative protocols become widely adopted, there may be a reduction in the use of TCP/IP or ATM technologies. The announcement or introduction of new products or services or any change in industry standards may cause customers to defer or cancel purchases of existing products or services. Any deferral or cancellation of customer purchases, may have a material and adverse affect on our business, financial condition and results of operations.

INTENSE COMPETITION

     Competition for Internet products and services is intense and we expect that competition will continue to intensify.

     Our competitors include other ISPs, such as:

     - ISPs with a national or global presence, including Concentric Network, PSINet and UUNET

     - national and regional ISPs with a presence in the New York metropolitan area including Exodus, Frontier GlobalCenter, GTE Genuity, DIGEX and Verio

     Our competitors also include telecommunications companies, such as:

     - AT&T, Cable & Wireless, Sprint and MCI WorldCom

     - regional Bell operating companies which offer Internet access, such as Bell Atlantic

     Following the completion of our new SuperPOP facilities, we will be also competing with the London and San Francisco Bay area facilities of the global and national ISPs listed above. In addition, we will be competing with other ISPs including:

     - international ISPs with a presence in the United Kingdom, including BT Internet, Demon Internet (recently acquired by Scottish Telecom), Easynet and Energis.

     - regional ISPs with a presence in the San Francisco Bay area, including AboveNet, Conxion, GeoNet (recently acquired by Level 3) and NaviSite.

     - regional Bell operating companies which offer Internet access in the San Francisco Bay area, such as Pacific Bell

     Because we offer a broad range of goods and services, we encounter competition from numerous businesses which provide one or more similar goods or services. For example, we

                                   Page -24-
encounter competition from numerous resellers of Internet-related hardware and software, and providers of corporate training, systems and network integration services and value-added Internet solutions such as e-commerce, streaming media, network security and web development.

     We believe that our ability to compete depends upon many factors, both within and beyond our control, including the following:

     - the timing and market acceptance of new solutions and enhancements to existing solutions developed either by us or our competitors

     - customer care and support efforts

     - sales and marketing efforts

     - the ease of use, performance, price and reliability of solutions developed either by us or our competitors

     Many of our existing competitors, as well as a number of potential new competitors, have:

     - longer operating histories

     - greater name recognition

     - larger customer bases

     - larger networks

     - more and larger facilities

     - significantly greater financial, technical and marketing resources than we do

     This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. Our competitors may develop Internet products or services that are superior to or have greater market acceptance than our solutions. Such competitors may also engage in more extensive research and development, undertake more marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to our existing and potential employees and strategic partners. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

     New competitors, including large computer hardware, software, media and other technology and telecommunications companies, may enter our market. As a result of increased competition and vertical and horizontal integration in the industry, we could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products and services. For example, telecommunications companies may be able to provide customers with reduced communications costs in connection with their Internet access services, reducing the overall cost of their solutions and significantly increasing pricing pressures on us. We may not be able to offset the effects of any such price reductions with an increase in the number of our customers, higher revenue from value-added services, cost reductions or otherwise. In addition, Internet access service businesses are likely to encounter consolidation in the near future, which could result in increased price and other competition. Such increased price competition could result in an erosion of our market share, a failure to attain profitability

                                   Page -25-
and could have a material and adverse effect on our business, financial condition and results of operations. We cannot assure you that we will have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet our competition. If we are unable to compete successfully against our competitors, our business, financial condition and results of operations will be adversely affected.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of normal business activities.

     We plan to perform a Year 2000 simulation on our software by March 31, 1999 to test system readiness. Based on the results of our Year 2000 simulation test, we intend to revise the code of our software and systems as necessary to improve the Year 2000 compliance of our software. We have been informed by our vendors of material hardware and software components of our IT systems that the products used by us are currently Year 2000 compliant. We are currently assessing the materiality of our non-IT systems and will seek assurances of Year 2000 compliance from providers of material non-IT systems. Until such testing is complete and such vendors and providers are contacted, we will not be able to completely evaluate whether our IT systems or non-IT systems will need to be revised or replaced. The cost of these revisions or replacements is not expected to be material to our financial position or results of operations. However, we cannot assure you that such revisions and replacements can be completed on schedule or within estimated costs or will successfully address our Year 2000 compliance issues.

     In addition, we can not assure you that governmental agencies, utility companies, telecommunication companies, other Internet service providers, third party service providers, hardware and software manufacturers and others outside our control will be Year 2000 compliant. If our present efforts to address the Year 2000 compliance issues are not successful, or if suppliers and other third parties do not successfully address such issues, our business, financial condition and results of operations could be materially and adversely affected.

DEPENDENCE ON KEY PERSONNEL

     Our future success depends to a significant extent on the continued service of our key technical, sales and senior management personnel, in particular, Marc
H. Bell, our President and Chief Executive Officer. The loss of the services of any of our key employees, would likely have a material adverse effect on our business, financial condition and results of operations. Our future success also depends on our continuing to attract, retain and motivate highly skilled employees.

     Competition for employees in our industry is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. Our employees may voluntarily terminate their employment with us at any time. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

                                   Page -26-

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES

     We are subject to various laws and regulations relating to our business. Because of the Internet's popularity and increasing use, new laws and regulations with respect to the Internet have been or in the future may be adopted. Such laws and regulations may cover issues such as:

     - user privacy

     - pricing

     - content

     - copyrights

     - distribution

     - characteristics and quality of products and services

     In addition, the growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. These laws may impose additional burdens on our business. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease our potential revenues or otherwise adversely affect our business, financial condition and results of operations.

     Laws and regulations directly applicable to Internet communications are becoming more prevalent. The most recent session of the U.S. Congress enacted Internet laws regarding on-line copyright infringement, children's privacy and taxation. Such legislation could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications and commercial medium. The European Union recently enacted new privacy regulations. These are all recent enactments, and there is uncertainty regarding their marketplace impact. The laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. Any new legislation or regulation regarding the Internet, or the application of existing laws and regulations to the Internet, could adversely affect us. If we were alleged to violate federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, our business, financial condition and results of operations may be materially and adversely affected.

     Several telecommunications carriers are seeking to have communications over the Internet regulated by the Federal Communications Commission (FCC) in the same manner as other more traditional telecommunications services. Additionally, local telephone carriers have petitioned the FCC to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. If the FCC adopts rules in accordance with the carriers' requests, the costs of using the Internet could increase substantially. This, in turn, could slow the growth of use of the Internet. Any such legislation or regulation could materially and adversely affect our business, financial condition and results of operations.

     The FCC may also seek to regulate some segments of our activities as basic telecommunications services. We cannot assure you that regulatory authorities of states within which we operate will not seek to regulate aspects of our activities as telecommunications services. Changes in the regulatory environment relating to the Internet connectivity market, including regulatory changes that directly or indirectly affect

                                   Page -27-
telecommunications costs or increase the likelihood or scope of competition from other telecommunications companies, could affect the prices at which we sell our services. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business and we cannot assure you that such future regulation will not have a material adverse effect on our business, financial condition and results of operations.

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

POSSIBLE LIABILITY FOR PUBLISHING OR DISTRIBUTING CONTENT OVER THE INTERNET

     The law relating to the liability of online service providers, private network operators and internet service providers for information carried on or disseminated through their networks is currently unsettled. We may become subject to legal claims relating to the content in the websites we host. For example, lawsuits may be brought against us claiming that material inappropriate for viewing by young children can be accessed from the websites we host. Claims could also involve matters such as defamation, invasion of privacy, and copyright infringement. Providers of Internet products and services have been sued in the past (sometimes successfully) based on the content of material. If we have to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our business, financial condition and results of operations may be materially and adversely affected.

SHARES ELIGIBLE FOR FUTURE SALE

     If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding options) in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. All of these outstanding shares are freely tradeable.

     In addition, we have registered for resale 1,560,000 shares of common stock reserved for issuance under our stock option plans. As of December 31, 1998, options to purchase 1,094,937 shares of common stock were outstanding and will be eligible for sale in the public market from time to time subject to vesting. These stock options generally have exercise prices significantly below the current price of our common stock. The possible sale of a significant number of these shares may cause the price of our common stock to fall.

                                   Page -28-

Under the terms of his Employment Agreement, Marc H. Bell, our President and Chief Executive Officer, is entitled to receive stock options to purchase that number of shares as equals 25% of the increase in the number of outstanding shares during each fiscal year. Consequently, Mr. Bell will receive options to purchase shares, the number of which cannot be determined at this time if the company's proposed public offering is consumated. The exercise price of the options will be the fair market value as of October 1, 1999.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of our common stock has fluctuated in the past and is likely to continue to be highly volatile and could be subject to wide fluctuations. In addition, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet-related companies have been especially volatile. Investors may be unable to resell their shares of our common stock at or above the offering price.

ANTI-TAKEOVER PROVISIONS

     Provisions of our Certificate of Incorporation, our Bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

                                   Page -29-

PART  II - OTHER INFORMATION

Item 1.   Legal Proceedings

Not Applicable

Item 2.   Changes in Securities

Not Applicable

Item 3.   Defaults upon Senior Securities

Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.   Other Information

Not Applicable

Item 6.   Exhibits and Reports on form 8-K

Not Applicable

                                   Page - 30 -

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globix Corporation

Date:  February 16, 1999      By:  /s /  Marc H. Bell
                              -------------------------------------------------
                              Marc H. Bell, President & CEO


Date:  February 16, 1999      By: /s /  Robert B. Bell
                              -------------------------------------------------
                              Robert B. Bell, Exec. Vice President & CFO


Date:  February 16, 1999      By: /s /  Alan Levy
                              -------------------------------------------------
                              Alan Levy, Treasurer and Chief Accounting Officer

                                   Page - 31 -