Form 10QSB/A
period 1998-12-31
GLOBIX CORP
filed 1999-03-03
CIK 1003111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              FORM 10-QSB/A
(Mark One)

[x] AMENDMENT NO. 1 TO QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: December 31, 1998

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

                                   Page - 3 -

                               Globix Corporation
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                 Three Months Ended
                                                                                   December 31,
                                                                           1998                   1997
Cash flows from operating activities:
  Net loss                                                           $ (7,818,870)          $   (281,614)
  Adjustments to reconcile net (loss)
  to net cash provided by (used in) operating
  activities
    Depreciation and amortization                                         506,699                241,860
    Amortization of discount and
       debt issuance costs                                                335,929                   --
    Provision for bad debt                                                 25,000                 20,000
Changes in operating assets and liabilities:
    (Increase)in accounts receivable                                     (506,418)              (306,695)
    Decrease (increase) in inventories                                     65,264                 (6,984)
    Decrease (increase) in prepaid expenses
       and other current assets                                          (933,552)               542,726
    (Increase) in other assets                                           (221,099)               (83,118)
    Increase in accounts payable                                        5,643,593                540,743
    Increase (decrease) in accrued expenses
       and other liabilities                                              273,948               (391,228)
    (Decrease)in accrued interest expense                              (5,200,000)                  --
     Decrease in deferred revenues                                        (47,047)               (35,447)
    Increase in other long-term liabilities                                 9,249                   --
                                                                     ------------           ------------
Net cash provided by (used in) operations                              (7,867,304)              240,243
                                                                     ------------           ------------
Cash flows from investing activities:
  Purchases of property and equipment                                 (22,320,097)              (828,761)
  Use of restricted cash                                                5,200,000                   --
  Use of long-term restricted cash                                      4,806,850                   --
  Sale of marketable securities                                           776,734                   --
                                                                     ------------           ------------

Net cash used in investing activities                                 (11,536,513)              (828,761)
                                                                     ------------           ------------
Cash flows from financing activities:
  Repayment of short term borrowings                                         --                  (90,805)
  Proceeds of notes payable                                             1,328,219                211,568
  Repayments of notes payable                                            (287,620)              (313,037)
  Additional costs incurred with private
   placement in September 1997                                               --                  (59,138)

                                                                     ------------           ------------
Net cash provided by(used in)financing activities                       1,040,599               (251,412)
                                                                     ------------           ------------
Net increase (decrease) in cash,
  cash equivalents and restricted cash                                (18,363,218)              (839,930)
    Cash, cash equivalents and
     restricted cash, beginning of period                              61,473,285              2,401,446
                                                                     ------------           ------------
  Cash, cash equivalents and
  restricted cash, end of period                                     $ 43,110,067           $  1,561,516
                                                                     ============           ============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $     10,557           $         33
                                                                     ============           ============
  Non-cash investing activities (See Note 7)


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

                                                              December 31,
                                                           1998          1997
                                                           ----          ----
                                            Options      1,097,771     341,064
                                            Warrants       735,700     868,433


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
                                       ===========           =========


7.     NON-CASH INVESTING ACTIVITIES

The IRU agreement with Qwest entered into in October 1998 is reflected as a purchase of property and equipment ($9.2 million). The balance due under the contract of $8.3 million is included in accrued expenses and other liabilities as of December 31, 1998.

8.     SUBSEQUENT EVENTS

On January 11, 1999, the Company filed a registration statement with the Securities and Exchange Commission for a $63.5 million underwritten public offering of its Common Stock. The underwriters on the offering are Donaldson, Lufkin & Jenrette, Bear, Stearns & Co. Inc., and Lehman Brothers Inc.

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


NET LOSS AND LOSS PER SHARE. As a result of the above, the Company reported a net loss of $7.8 million or $1.89 per share for the three months ended December 31, 1998 as compared to a net loss of $282,000 or $0.08 per share for the three months ended December 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities decreased from $76.1 million as of September 30, 1998 to $57.3 million as of December 31, 1998. This decrease of approximately $18.8 million was primarily the result of the construction of SuperPOP facilities in New York, London and the San Francisco Bay area.


At December 31, 1998, the Company had working capital of approximately $43.9 million, as compared to working capital of approximately $75.9 million at September 30, 1998. Working capital decreased primarily because of the $21.4 million incurred with respect to the construction of SuperPOP facilities in New York, London and the San Francisco Bay area and the $9.2 million used to purchase its network backbone from Qwest Communications. This decrease was partially offset by increases in accounts receivable of $506,000 and prepaid expenses and other current assets of $934,000.


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

Globix Corporation


Date:  March 3, 1999          By:  /s /  Marc H. Bell
                              -------------------------------------------------
                              Marc H. Bell, President & CEO



Date:  March 3, 1999          By: /s /  Robert B. Bell
                              -------------------------------------------------
                              Robert B. Bell, Exec. Vice President & CFO



Date:  March 3, 1999          By: /s /  Alan Levy
                              -------------------------------------------------
                              Alan Levy, Treasurer and Chief Accounting Officer


                                   Page - 31 -