Form 10QSB
period 1999-03-31
GLOBIX CORP
filed 1999-05-17
CIK 1003111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-25615

                               GLOBIX CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                        (IRS EMPLOYER IDENTIFICATION NO.)
                                   13-3781263

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

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date: 8,269,192 shares of Common Stock as of April 27, 1999

Transitional Small Business Disclosure Format (Check One):  Yes [ ]   No [x]

                       Globix Corporation and Subsidiaries
                                Table of Contents

                                                                       Page No.
PART  I -  FINANCIAL INFORMATION
  Item  1.  Consolidated Balance Sheet as of March 31, 1999 and
               September 30, 1998                                         2

            Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998         3

            Consolidated Statements of Operations
               For the Six Months Ended March 31, 1999 and 1998           4

            Consolidated Statement of Stockholders Equity
               For the Six Months Ended March 31, 1999                    5

            Consolidated Statements of Cash Flows
               For the Six Months Ended March 31, 1999 and 1998           6

            Notes to Consolidated Financial Statements                    7-9

  Item  2.  Management's Discussion and Analysis of Financial Condition   10-15
               and Results of Operations

            RISK FACTORS                                                  16-24

PART  II -  OTHER INFORMATION                                             25-26

                  Exhibit Index                                           27

                  Exhibits

                       Globix Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                           March 31,                Sept 30,
                                                             1999                     1998
                                                         (Unaudited)
                                     Assets
Current assets:
  Cash and cash equivalents                             $ 158,972,899           $  61,473,285
  Marketable securities                                     1,472,991              14,638,173
  Accounts receivable, net of allowance for
   doubtful accounts of $735,000 and $410,000,
   respectively                                             5,384,362               4,861,219
  Inventories                                                 727,302                 391,848
  Prepaid expenses and other current assets                 2,277,382               1,699,117
  Restricted cash                                          12,916,667              10,316,667
                                                        -------------           -------------
     Total current assets                                 181,751,603              93,380,309

Investments, restricted                                    39,369,818              50,163,109
Property and equipment, net                                90,631,711              30,871,719
Debt issuance costs, net of accumulated
 amortization of $905,275 and $393,321                      5,707,356               6,214,473
Other assets                                                1,804,315               1,636,762
                                                        -------------           -------------
     Total assets                                       $ 319,264,803           $ 182,266,372
                                                        =============           =============


                      Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of notes payable                          3,519,089               2,397,777
  Accounts payable                                          8,499,562               6,185,460
  Accrued expenses and other liabilities                    9,956,388                 192,913
  Accrued interest expense                                  8,666,667               8,666,667
  Deferred revenues                                            97,297                  78,166
                                                        -------------           -------------
     Total current liabilities                             30,739,003              17,520,983

  Long-term notes payable,less current portion              3,785,990               1,199,429
  Long-term debt, net of discount                         158,062,200             157,892,200
  Other long term liabilities                               2,954,171               2,934,675
                                                        -------------           -------------
     Total liabilities                                    195,541,364             179,547,287
                                                        -------------           -------------
  Commitments and contingencies

 Stockholders'equity:
  Preferred Stock, $.01 par value; 500,000
    shares authorized; no shares issued and
    outstanding                                                  --                      --
  Common Stock, $.01 par value; 20,000,000
  shares authorized; 8,248,197 and 4,140,116
  shares issued and outstanding                                82,482                  41,401
  Additional paid-in capital                              155,086,126              17,247,354
  Accumulated other comprehensive income                    2,269,213               1,675,907
  Accumulated deficit                                     (33,714,382)            (16,245,577)
                                                        -------------           -------------
     Total stockholders' equity                           123,723,439               2,719,085
                                                        -------------           -------------
     Total liabilities and stockholders'
        equity                                          $ 319,264,803           $ 182,266,372
                                                        =============           =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.


                                   Page - 2 -

                      Globix Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                          1999                  1998
Revenues                                              $ 7,086,471           $ 4,351,607
Costs and expenses:
  Cost of revenues                                      4,475,567             2,744,070
  Selling, general and administrative                   7,662,028             1,869,915
  Depreciation and amortization                           705,880               264,359
                                                      -----------           -----------
     Total costs and expenses                          12,843,475             4,878,344
                                                      -----------           -----------
Loss from operations                                   (5,757,004)             (526,737)

  Interest and financing expenses, net
   of interest income of $438,425 in 1999
   and $4,613 in 1998                                  (3,892,931)              (62,326)
                                                      -----------           -----------
Loss before taxes                                      (9,649,935)             (589,063)


Provision for taxes                                          --                    --
                                                      -----------           -----------
Net loss                                              $(9,649,935)          $  (589,063)
                                                      ===========           ===========


Basic and diluted loss per share                           ($2.20)               ($0.17)


Weighted average common shares outstanding -
   basic and diluted                                    4,376,450             3,448,450

  The accompanying notes are an integral part of these consolidated statements.

                                   Page - 3 -

                      Globix Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                               Six Months Ended
                                                                    March 31,
                                                          1999                  1998
Revenues                                             $ 13,015,121           $ 9,091,174
Costs and expenses:
  Cost of revenues                                      8,177,742             5,857,968
  Selling, general and administrative                  13,227,570             3,479,353
  Depreciation and amortization                         1,212,579               506,219
                                                      -----------           -----------
     Total costs and expenses                          22,617,891             9,843,540
                                                      -----------           -----------
Loss from operations                                   (9,602,770)             (752,366)

  Interest and financing expenses, net
   of interest income of $1,382,922 in 1999
   and $17,918 in 1998                                 (7,866,035)             (118,310)
                                                      -----------           -----------
Loss before taxes                                     (17,468,805)             (870,676)


Provision for taxes                                          --                    --
                                                      -----------           -----------
Net loss                                             $(17,468,805)          $  (870,676)
                                                      ===========           ===========


Basic and diluted loss per share                           ($4.10)               ($0.25)


Weighted average common shares outstanding -
   basic and diluted                                    4,256,985             3,448,450



 The accompanying notes are an integral part of these consolidated statements.

                                   Page - 4 -

                      Globix Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                     For the Six Months Ended March 31, 1999
                                   (Unaudited)

                                                                                   Accumulated
                                                                    Additional         Other           Total
                                               Common Stock           Paid-in      Comprehensive    Accumulated    Stockholders'
                                           Shares         Amount      Capital          Income         Deficit          Equity
                                          ---------       -------   ------------   -------------   -------------   -------------
Balance, September 30, 1998               4,140,116       $41,401   $ 17,247,354     $1,675,907    $(16,245,577)   $  2,719,085
Issuance of common stock in
  conjunction with public offering,
  net of offering costs of $ 837,937      4,000,000        40,000    136,762,063             --              --     136,802,063
Change in unrealized gain on
  securities available for sale                                                         526,642                         526,642
Foreign currency translation adjustment                                                  66,664                          66,664
Issuance of common stock upon
  exercise of options and warrants,
  net                                       108,081         1,081      1,076,709             --              --       1,077,790
Net loss                                         --            --             --                    (17,468,805)    (17,468,805)
                                          ---------       -------   ------------     ----------    ------------    ------------
Balance, March 31, 1999                   8,248,197       $82,482   $155,086,126     $2,269,213    $(33,714,382)   $123,723,439
                                          =========       =======   ============     ==========    ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                                    Page - 5

                      Globix Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                 Six Months Ended
                                                                                     March 31,
                                                                           1999                   1998
Cash flows from operating activities:
  Net loss                                                           $(17,468,805)          $   (870,676)
  Adjustments to reconcile net (loss)
  to net cash provided by (used in) operating
  activities
    Depreciation and amortization                                       1,212,579                506,219
    Amortization of discount and
       debt issuance costs                                                677,117                   --
    Provision for bad debt                                                325,000                 78,302
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                           (848,143)               323,859
    (Increase) decrease in inventories                                   (335,454)                 8,600
    (Increase) decrease in prepaid expenses
       and other current assets                                          (578,265)               403,566
    Increase in other assets                                             (232,636)               (88,853)
    Increase in accounts payable                                          764,669                543,855
    Increase (decrease) in accrued expenses
       and other liabilities                                              629,892               (241,229)
    Increase (decrease) in deferred revenues                               19,131                (35,447)
    Increase in other long-term liabilities                                19,496                 74,469
                                                                     ------------           ------------
Net cash (used in) provided by operations                             (15,815,419)               702,665
                                                                     ------------           ------------
Cash flows from investing activities:
  Purchases of property and equipment                                 (45,959,739)            (1,382,706)
  Investment in restricted cash                                        (2,600,000)                  --
  Sale of marketable securities                                        13,758,488                   --
  Use of long-term restricted cash                                     10,793,291                   --
                                                                     ------------           ------------

Net cash used in investing activities                                 (24,007,960)            (1,382,706)
                                                                     ------------           ------------
Cash flows from financing activities:
  Net proceeds of short term borrowings                                      --                 (413,173)
  Repayments of notes payable                                            (556,860)              (245,969)
  Additional costs incurred with private
   placement in September 1997                                               --                  (77,638)
  Proceeds from issuance of common stock, net                         136,802,063                   --
  Proceeds from exercise of common stock options and warrants           1,077,790                   --

                                                                     ------------           ------------
Net cash provided by (used in) financing activities                   137,322,993               (736,780)
                                                                     ------------           ------------
Net increase (decrease) in cash and
  cash equivalents                                                     97,499,614             (1,416,821)
Cash and cash equivalents,
  beginning of period                                                  61,473,285              2,401,446
                                                                     ------------           ------------
Cash and cash equivalents,
  end of period                                                      $158,972,899           $    984,625
                                                                     ============           ============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $ 10,643,431           $    126,104
  Equipment acquired under capital lease obligations                    4,264,733                168,435
  Capital expenditures included in accounts payable and accrued
    expenses and other liabilities                                     10,683,016                   --

  Non-cash investing activities (See Note 8)


The accompanying notes are an integral part of these consolidated statements.

                                   Page - 6 -

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of March 31, 1999, statements of operations for the three and six months ended March 31, 1999 and 1998, statement of stockholders' equity for the six months ended March 31, 1999, and the statements of cash flows for the six months ended March 31, 1999 and 1998 have been prepared by Globix Corporation (the "Company") without audit. All material inter-company accounts and transactions have been eliminated. The consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB/A for the fiscal year ended September 30, 1998 on file with the Securities and Exchange Commission. Results of operations for the three month and six month period are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

For those subsidiaries whose functional currency is considered to be the British Pound, assets and liabilities are translated using period-end rates of exchange. Revenues and expenses are translated at the average rates of exchange during the period. Translation differences of those foreign companies' financial statements are included in the cumulative translation adjustment account of shareholders' equity.

In the opinion of management, the unaudited interim financial statement furnished herein include all adjustments necessary for a fair presentation of the results of operations of the Company. All such adjustments are of a normal recurring nature.

2.       SENIOR NOTE OFFERING

In April 1998, the Company successfully completed a private offering for $160,000,000 consisting of 160,000 units, each unit consisting of $1,000 principal amount of 13% Senior Notes due 2005 and one warrant to purchase 3.52 shares of common stock (total of 563,200 shares of common stock) at a purchase price of $14.03 per share. The Notes will mature on May 1, 2005. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. At the closing of the offering, the Company deposited with an escrow agent $57,000,000, that together with the interest received thereon, will be sufficient to pay, when due, the first six interest payments. The Notes are collateralized by a first priority security interest in the escrow account. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. The accrued interest expense on the balance sheet represents five months of interest on the notes which will be paid from the escrow account on May 1, 1999. An original issue discount of approximately $2.3 million and expenses of the offering of approximately $6.6 million are being amortized over seven years.

3.     NOTES PAYABLE

The Company maintains a $1.0 million credit line from Cisco Systems Capital Corporation ("CSC") to lease Cisco System products and associated peripherals. The terms of this line, which was entered into in December 1997, provided for 180 days of borrowing and a maximum borrowing limit of $1.0 million. However, CSC has informally permitted the Company to continue to borrow under this line and to exceed the stated $1.0 million limit. Amounts borrowed under the line are to be repaid over a 36-month period with the Company having the option of purchasing the equipment for $1.00 at the end of the lease term. As of March 31, 1999, approximately $4.5 million was outstanding under this credit line.

                                   Page - 7 -

4.       COMMITMENTS AND CONTINGENCIES

In July 1998, the Company signed a 15 year triple net lease which commences upon completion of construction, to rent approximately 62,000 square feet of office space in Santa Clara, California at an annual base rental of approximately $1.6 million. The Company is building its San Francisco Bay area SuperPOP facility in its Santa Clara property. Construction of the building is substantially complete and the facilities opening is being coordinated with the opening of its New York and London SuperPOP's. The Company expects the San Francisco Bay area SuperPOP to be operational by June 30, 1999.

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

In October 1998, the Company entered into an IRU agreement with Qwest Communications Corporation (Qwest), under which the Company has the exclusive right to use portions of Qwest's planned 18,449 mile MacroCapacity fiber network for a 20 year period. Globix will initially have the right to use 6,500 route miles of OC-3 fiber capacity coast-to-coast in the United States and a DS-3 fiber link from the United States to the United Kingdom. The Company is currently committed to Qwest for a fee of $9,192,176 of which it had paid $919,218 at contract. The remaining obligation is included in other current liabilities as of March 31, 1999. The balance is payable by October 1999. The Company will amortize the total contract value over the term of the agreement of 20 years.

5.       STOCKHOLDERS' EQUITY

In March 1999, the Company completed a public offering of 4,000,000 shares of the Company's common stock. The Company received proceeds, net of expenses, from the public offering of approximately $136.8 million. In addition, the Company received proceeds of $918,000 representing the exercise of 80,790 warrants which were issued in connection with the Company's initial public offering in January 1996. The underwriters on this offering were Donaldson, Lufkin & Jenrette, Bear, Stearns & Co. Inc., and Lehman Brothers.

6.       LOSS PER SHARE

The following table summarizes securities that were outstanding as of March 31, 1999 and 1998, but not included in the calculation of diluted net loss per share because such shares are antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.


                                            March 31,
                                        1999          1998
                                        ----          ----
                      Options         1,383,784     926,564
                      Warrants          664,685     695,933



                                   Page - 8 -

7.       COMPREHENSIVE LOSS

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

Comprehensive loss for the six months ended March 31, 1999 and 1998 was as follows:


                                           1999                1998
                                           ----                ----
Net loss                              $(17,468,805)         $(870,676)
Other comprehensive income:
 Change in unrealized gain on
  securities available for sale            526,642               --
 Foreign currency translation
  adjustment                                66,664               --
                                       -----------           ---------
Comprehensive loss                    $(16,875,499)         $(870,676)
                                       ===========           =========


8.     NON-CASH INVESTING ACTIVITIES

The IRU agreement with Qwest entered into in October 1998 is reflected as a purchase of property and equipment ($9.2 million). The balance due under the contract of $8.3 million is included in accrued expenses and other liabilities as of March 31, 1999.

9.     SUBSEQUENT EVENTS

At the Company's annual meeting of shareholders on April 23 1999, the shareholders approved the following:

a. The 1999 Stock Option Plan authorizing options to purchase up to an aggregate of 1,500,000 shares of common stock may be granted pursuant to this plan.

b. To amend the Company's certificate of incorporation to change the Company's authorized common stock to 75,000,000 shares having a par value of $.01 per share.

c. To amend the employment agreement of Mare H. Bell, the Company's President and Chief Executive Officer.

Before the amendment, Mr. Bell's employment agreement entitles him to receive, on September 30 of each fiscal year, an option to purchase shares of common stock equal to 25% of any increase in the total shares of Globix common stock outstanding during the prior twelve months as a result of equity offerings or acquisitions. The exercise price of the option would be equal to the market price of Globix's common stock on the date of grant and would be exercisable immediately. On March 2, 1999 Mr. Bell agreed to surrender this right pursuant to an amendment to the employment agreement, which is conditioned upon the consummation of the Company's most recent offering. Under the terms of the amendment, in lieu of this right, Mr. Bell is entitled to receive a one-time option to purchase an amount of shares of Globix common stock equal to 25% of the difference between the number of shares outstanding immediately after the closing of the offering and the number outstanding as of October 1, 1998. The amount of options granted was 1,024,145. The term of the option will be 10 years and its exercise price will be the same as the price to the public in the Company's offering which was $37.00 per share.


                                   Page - 9 -

PART I  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the consolidated financial statements and notes to such statements and notes appearing elsewhere herein.

Globix was founded in 1989 as a value-added reseller, or VAR, primarily focused on providing custom computer hardware and software solutions for desktop publishing. By 1995, Globix recognized the growing demand by businesses for electronic information delivery and began to re-shape its corporate strategy to focus on offering Internet products and services. In early 1996, the Company raised net proceeds of approximately $7.4 million through a public offering of its common stock and subsequently, began to offer Internet access products and services to business customers. By the end of 1996, the Company had grown its Internet customer base to over 80 business accounts. In 1997, Globix expanded its product and service offerings beyond Internet access and began to offer a range of end-to-end Internet solutions designed to enable its customers to more effectively capitalize on the Internet as a business tool. These solutions include web hosting, co-location, systems administration and web site management, and value-added Internet services such as e-commerce, streaming media, network security and web development. As of March 31, 1999, Globix's customer base for Internet products and services had grown to approximately 1,100 large and medium size business customer accounts.

In 1998, the Company undertook a major expansion plan in order to more aggressively pursue web hosting and co-location customers and other related opportunities. In April 1998, the Company completed a $160.0 million debt financing to fund the expansion of its physical facilities and the acquisition and build-out of its network backbone. The Company is currently constructing new state-of-the-art SuperPOP facilities in New York City, London and the San Francisco Bay area. The new SuperPOPs will increase the Company's total Internet Data Center capacity to approximately 63,000 square feet. These facilities are expected to be operational by June 30, 1999. In October 1998, the Company entered into an IRU agreement with Qwest which gives the Company exclusive rights to use portions of Qwest's global network for a 20 year period. The Company will initially have the right to use 6,500 route miles of OC-3 fiber capacity (upgradable to OC-48) coast-to-coast in the United States and a DS-3 fiber link from the United States to the United Kingdom. The completion of the Company's network backbone, which includes the Qwest bandwidth, is expected to significantly increase the Company's network capacity and enable the Company to offer a wider variety of higher-speed Internet and Internet-related products and services to a larger customer base. The Company is also establishing POPs in Washington DC, Chicago and Los Angeles as part of a planned program of establishing POPs in other major business centers in the United States and Europe. In March 1999, the Company completed a public offering of 4,000,000 shares of its common stock, raising approximately $136.8 million. The Company intends to use the proceeds from this offering to help fund the completion of its network and for general corporate purposes.

Commencing with 1996, Globix began segment reporting of its results of operations into two divisions: (i) the "Internet Division" and (ii) the "Server Sales and Integration Division." The Internet Division provides dedicated Internet access, web hosting, co-location, value-added solutions (such as e-commerce, streaming media, network security and web development), and instructor-led corporate training. The Server Sales and Integration Division provides Internet-related hardware and software sales and systems and network integration. Over the last three years, revenues from the Internet Division have grown significantly as a percentage of total revenues from 11.9% for the three months ended March 31, 1997 to 38.3% for the three months ended March 31, 1999. Globix expects that the Internet Division revenues will continue to grow as a percentage of total revenues.

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

                                   Page - 10 -

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

Depreciation and amortization expenses are expected to increase significantly beginning in fiscal 1999. The Company depreciates its capital assets on a straight line basis over the useful life of the assets, ranging from 5 to 40 years. In addition, the Company is amortizing debt issuance costs of $6.6 million relating to its $160.0 million debt financing over seven years. The Company did not recognize any depreciation expense for the three months ended March 31, 1999 for its new SuperPOPs in New York, London and the San Francisco Bay area. The facilities are currently under construction and the Company will begin recognizing depreciation expense for them upon completion, which is expected by June 30, 1999.

The Company historically has experienced negative cash flow from operations and has incurred net losses. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon the Company's ability to continue to grow its revenue base and achieve further operating efficiencies. The Company expects to experience negative cash flow from operations and to incur net losses as a result of its significant investment in the expansion of its physical facilities, the establishment of its network backbone, the hiring of additional personnel and the interest expense in connection with the $160.0 million debt financing. The Company believes that its new SuperPOPs and network backbone infrastructure will enable it to achieve further economies of scale as it continues to expand its customer base. However, there can be no assurance that the Company will be able to realize sufficient future revenues to offset its present investment in its physical facilities, network backbone and the hiring of additional personnel, or that it will be able to achieve or sustain revenue growth, positive cash flow or profitability in the future. As of March 31, 1999, the Company had generated an accumulated deficit of approximately $33.7 million.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES. Total revenues for the three months ended March 31, 1999 increased 62.8% to $7.09 million from $4.35 million for the three months ended March 31, 1998. Revenues from the Server Sales and Integration Division for the three months ended March 31, 1999 increased 50.3% to $4.38 million from $2.91 million for the three months ended March 31, 1998. This increase was primarily attributable to increased sales of servers and routers from new customers. Revenues from the Internet Division increased 88.2% to $2.71 million for the three months ended March 31, 1999 from $1.44 million for the three months ended March 31, 1998. This increase was primarily attributable to an increase in the number of customers to which the Company provided Internet connectivity. Revenues from the Internet Division increased as a percentage of total revenue from 33.1% to 38.3% for the three months ended March 31, 1998 and 1999, respectively, reflected the Company's shift in product mix toward Internet related sales.

                                   Page - 11 -

COST OF REVENUES. Cost of revenues for the three months ended March 31, 1999 was $4.48 million or 63.2% of revenues as compared to $2.74 million or 63.1% of total revenues for the three months ended March 31, 1998. Cost of revenues for the Server Sales and Integration Division for the three months ended March 31, 1999 was $3.7 million or 83.9% of revenues as compared to $2.3 million or 80.5% of total revenues for the three months ended March 31, 1998. Cost of revenues for the Internet Division for the three months ended March 31, 1999 was $803,000 or 29.6% of revenues as compared to $401,000 or 27.8% of total revenues for the three months ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 1999 were $7.66 million or 108.1% of total revenues as compared to $1.87 million or 43.0% of total revenues for the three months ended March 31, 1998. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in sales and marketing, engineering and training and administration personnel necessitated by the growth in operations. The number of full time employees increased from 82 as of March 31, 1998 to 282 as of March 31, 1999 and payroll costs increased from $1.1 million for the three months ended March 31, 1998 to $4.6 million for the three months ended March 31, 1999. In addition, the Company increased expenditures in advertising from $43,000 for the three months ended March 31, 1998 to $465,000 for the three months ended March 31, 1999.

INTEREST AND FINANCING EXPENSE AND INTEREST INCOME. The increase in interest expense to $4.3 million for the three months ended March 31, 1999 is a result of the $160.0 million debt financing completed in April 1998. The increase in interest income to $438,000 for the three months ended March 31, 1999 reflects the increased cash position derived from the net proceeds of the debt financing. The Company is amortizing debt issuance costs of $6.6 million relating to the $160.0 million debt financing over seven years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $706,000 for the three months ended March 31, 1999 as compared to $264,000 for the three months ended March 31, 1998. The increase was primarily related to equipment purchased for use in the Internet Division.

NET LOSS AND LOSS PER SHARE. As a result of the above, the Company reported a net loss of $9.65 million or $2.20 per share for the three months ended March 31, 1999 as compared to a net loss of $589,000 or $0.17 per share for the three months ended March 31, 1998.

RESULTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES. Total revenues for the six months ended March 31, 1999 increased 43.1% to $13.02 million from $9.09 million for the six months ended March 31, 1998. Revenues from the Server Sales and Integration Division for the six months ended March 31, 1999 increased 26.9% to $8.03 million from $6.32 million for the six months ended March 31, 1998. . This increase was primarily attributable to increased sales of servers and routers from new customers. Revenues from the Internet Division increased 80.1% to $4.99 million for the six months ended March 31, 1999 from $2.77 million for the six months ended March 31, 1998. This increase was primarily attributable to an increase in the number of customers to which the Company provided Internet connectivity. Revenues from the Internet Division increased as a percentage of total revenue from 30.4% to 38.3% for the six months ended March 31, 1998 and 1999, respectively, reflected the Company's shift in product mix toward Internet related sales.

COST OF REVENUES. Cost of revenues for the six months ended March 31, 1999 was $8.18 million or 62.8% of revenues as compared to $5.86 million or 64.4% of total revenues for the six months ended March 31, 1998. The decrease in cost of revenues as a percentage of total revenues was primarily a result of an increase in higher margin Internet revenues as a percentage of total revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended March 31, 1999 were $13.23 million or 101.6% of total revenues as compared to $3.48 million or 38.3% of total revenues for the six months ended March 31, 1998. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in sales and marketing, engineering and training and administration personnel necessitated by the growth in operations. The number of full time employees increased from 82 as of March 31, 1998 to 282 as of March 31, 1999 and payroll costs increased from $2.0 million for the six months ended March 31, 1998 to $7.7 million for the six months ended March 31, 1999. In addition, the Company increased expenditures in advertising from $175,000 for the six months ended March 31, 1998 to $1.6 million for the six months ended March 31, 1999.

                                   Page - 12 -

INTEREST AND FINANCING EXPENSE AND INTEREST INCOME. The increase in interest expense to $9.2 million for the six months ended March 31, 1999 is a result of the $160.0 million debt financing completed in April 1998. The increase in interest income to $1.4 million for the six months ended March 31, 1999 reflects the increased cash position derived from the net proceeds of the debt financing. The Company is amortizing debt issuance costs of $6.6 million relating to the $160.0 million debt financing over seven years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1.2 million for the six months ended March 31, 1999 as compared to $506,000 for the six months ended March 31, 1998. The increase was primarily related to equipment purchased for use in the Internet Division.

NET LOSS AND LOSS PER SHARE. As a result of the above, the Company reported a net loss of $17.5 million or $4.10 per share for the six months ended March 31, 1999 as compared to a net loss of $871,000 or $0.25 per share for the six months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased from $76.1 million as of September 30, 1998 to $160.4 million as of March 31, 1999. This increase of approximately $84.3 million was primarily the result of the net proceeds of approximately $136.8 million from the public offering completed in March 1999.

At March 31, 1999, the Company had working capital of approximately $151 million, as compared to working capital of approximately $75.9 million at September 30, 1998. Working capital increased primarily because of the net proceeds of approximately $136.8 million from the public offering in March 1999. This increase was partially offset by purchases of property and equipment of $44.6 million incurred with respect to the construction of SuperPOP facilities in New York, London and the San Francisco Bay area and the $9.2 million used to purchase its network backbone from Qwest Communications.

As of March 31, 1999, the Company had spent approximately $ 49.8 million to construct and equip its three new SuperPOP facilities. The Company estimates that it will spend an additional $18 million to complete the SuperPOPs and $8.3 million to complete its network backbone. In addition, the Company has an option from Qwest to maintain the capacity of its domestic network backbone at OC-3 bandwidth levels for the balance of the 20 year term of its agreement for an additional payment of $15.0 million. The Company can exercise this option at any time prior to December 31, 1999. If the Company were to choose not to exercise this option, its domestic network backbone would be reduced to DS-3 capacity. The Company expects its new SuperPOP facilities and network backbone to become operational by June 30, 1999.

The Company maintains a $1.0 million credit line from Cisco Systems Capital Corporation ("CSC") to lease products and associated peripherals from CSC. The terms of this line, which was entered into in December 1997, provided for 180 days of borrowing and a maximum borrowing limit of $1.0 million. However, CSC has informally permitted the Company to continue to borrow under this line and to exceed the stated $1.0 million limit. Amounts borrowed under the line are to be repaid over a 36 month period with the Company having the option of purchasing the equipment for $1.00 at the end of the lease term. As of March 31, 1999, approximately $4.5 million was outstanding under this credit line.

In the opinion of management, the Company will be able to finance its business as currently conducted and as currently planned from its current working capital at least through fiscal 2000.

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is for fiscal years beginning after December 31, 1997. This statement revises standards for public companies to report financial and descriptive information about reportable operating segments and certain other geographic information. The Company is evaluating methods for adoption of this statement, if necessary, and currently does not expect this new pronouncement to have a material impact on its consolidated financial statements for the fiscal year ended September 30, 1999.

                                   Page - 13 -

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

STATE OF READINESS. Globix has made a preliminary assessment of the Year 2000 readiness of its information technology ("IT") systems, including the hardware and software that enable Globix to provide and deliver its solutions, and its non-IT systems. Globix's plan consists of (i) quality assurance testing of its internally developed proprietary software and systems; (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of Globix's solutions to its customers; (iii) contacting vendors of material non-IT systems;
(iv) assessment of repair or replacement requirements; (v) repair or replacement; (vi) implementation; and (vii) creation of contingency plans in the event of Year 2000 failures. Globix is continuing to perform Year 2000 simulations on its software to test system readiness. Based on the results of its Year 2000 simulation testing, Globix intends to revise the code of its software and systems as necessary to improve the Year 2000 compliance of its software. Globix has been informed by its vendors of material hardware and software components of its IT systems that the products used by Globix are currently Year 2000 compliant. The Company is currently assessing the materiality of its non-IT systems and will seek assurances of Year 2000 compliance from providers of material non-IT systems. Until such testing is complete and such vendors and providers are contacted, Globix will not be able to completely evaluate whether its IT systems or non-IT systems will need to be revised or replaced. The Company plans to complete this phase of its Year 2000 evaluation during the first half of calendar 1999.

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

                                   Page - 14 -

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

                                   Page - 15 -

RISK FACTORS

You should carefully consider the following factors and other information. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also adversely impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.

OUR LARGE DEBT OBLIGATIONS MAY ADVERSELY AFFECT OUR OPERATIONS.

     As a result of our large outstanding debt obligations, we have significant ongoing debt service requirements. As of March 31, 1999, we owed approximately $165.4 million in long-term debt and notes payable. Our high level of indebtedness could have several adverse effects on our future operations, including the following:

     - A substantial portion of our revenues must be used to pay interest on our indebtedness and, therefore, will not be available for other business purposes.

     - The terms and conditions of our indebtedness may restrict our flexibility in planning for and reacting to changes in our business.

     - Our ability to obtain additional financing in the future for working capital, capital expenditures, and other purposes may be substantially impaired.

     Our ability to meet our debt service obligations and to reduce our total indebtedness depends on our future operating performance. Our future operating performance will depend on our ability to expand our business operations by building our new facilities, establishing our enhanced network and expanding our product and service offerings. We cannot assure you that we will succeed in expanding our business operations. In addition, our future operating performance will depend on economic, competitive, regulatory and other factors affecting our business. Many of these factors are beyond our control.

WE MAY NOT HAVE SUFFICIENT CASH FLOW FOR OUR BUSINESS.

     Based on our current level of operations, we believe that we will have sufficient cash flow to meet our needs at least through the year ending September 30, 2000. After that time, we may not generate sufficient cash flow from operations or be able to raise capital in sufficient amounts to enable us to service our debt and operate our business. If we are unable to do so, our business, financial condition and results of operations will be materially and adversely affected.

WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE AND INCREASE, AT LEAST FOR THE NEAR FUTURE.

     We have experienced significant losses since we began operations. We expect to continue to incur significant losses for the foreseeable future. We incurred net losses of approximately $3.1 million for the year ended September 30, 1997 and $11.2 million for the year ended September 30, 1998. Our loss for the six months ended March 31, 1999 was approximately $17.5 million. As of March 31, 1999, our accumulated deficit was approximately $33.7 million. We expect our expenses to increase as we expand our business. We cannot assure you that our revenues will increase as a result of our increased spending. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, we may not become profitable.
Even if we become profitable, we may be unable to sustain our profitability.

WE MAY NOT BE ABLE TO RETAIN THE KEY PERSONNEL WE NEED TO SUCCEED.

     Our growth is placing a significant strain on our management systems and resources. If we do not successfully manage our expansion, our business will suffer.

     As we continue to increase the scope of our operations, our workforce has grown. As of March 31, 1999, we had 282 full-time employees in comparison to 50 full-time employees as of September 30, 1995. Despite this growth, we still need to attract, train and retain more employees for management, technical, sales and marketing, and customer support positions. Competition for qualified employees is intense. Consequently, we may not be successful in attracting, training and retaining the people we need.



                                   Page - 16 -

WE MAY HAVE DIFFICULTY ESTABLISHING AND MANAGING OUR EXPANDING OPERATIONS.

     A key element of our business strategy is the expansion of our facilities and our network, which has required a great deal of management time and the expenditure of large amounts of money. Recently, our growth has been limited by a shortage of space in our current facility in New York City to house computer equipment for Internet access and hosting of customers' web sites. We are building new state-of-the-art facilities in New York City, London and the San Francisco Bay area. We are also establishing a network connecting these new facilities. Our success will depend on our ability to complete, integrate, operate and further expand and upgrade our new network and facilities. Any delay in the opening of our new facilities, particularly the New York facility, or in the completion of our new network, would materially and adversely affect our business plans. In addition, if we do not institute adequate financial and managerial controls and reporting systems and procedures to operate from multiple facilities in geographically dispersed locations, our operations will be materially and adversely affected.

WE ONLY BEGAN OUR INTERNET DIVISION IN 1995, SO YOUR BASIS FOR EVALUATING US IS LIMITED.

     Our Internet Division has only been in operation since 1995 and many of our Internet-related services have only been offered since 1997. Previously, our business principally involved the sales of computer and peripheral equipment for desktop publishing applications. Accordingly, we have a limited operating history in the Internet area upon which you may evaluate us. You should consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. If we fail to adequately address these risks, our business, financial condition and results of operations will be materially and adversely affected.

OUR OPERATIONS DEPEND ON THE CAPABILITIES OF OUR NETWORK.

     Our success depends upon the performance of our network and our ability to expand our network as our customer base gets larger and the needs of our customers for Internet access become more demanding. If we are unsuccessful in providing a network with the necessary capabilities, our business, financial condition and results of operations will be materially and adversely affected. Our existing network relies entirely on third party data communications and telecommunications providers. These include Internet service providers, such as Sprint, Cable & Wireless and UUNET, and long distance and local carriers, including the regional Bell operating companies. These carriers are subject to price constraints, including tariff controls, that in the future may be relaxed or lifted. This could have a material and adverse effect on the costs of maintaining our network. Many of our agreements with network and Internet service providers allow the supplier to terminate the agreement on relatively short notice. Accordingly, we cannot assure you that these suppliers will continue to service us or that we can replace them on comparable terms.

Other risks and difficulties that we may encounter in connection with our expanding network include our ability to adapt our network infrastructure to changing customer requirements and changing industry standards.

ANY DELAYS BY QWEST IN COMPLETING OUR NEW DEDICATED NETWORK WILL MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     In October 1998, we entered into an agreement with Qwest which gives us the exclusive right to use portions of Qwest's global fiber network as our network for a 20 year period. Our future success is highly dependent on Qwest's performance of its obligations under this agreement. Qwest, however, has not completed building its coast-to-coast network or its international network and has already experienced significant delays. Any further delays in completing the Qwest network would delay our network expansion. This would, in turn, delay our ability to utilize our new facilities and our ability to effectively utilize the personnel hired to work in these facilities. This delay might also require us to seek network capacity from third parties, on a short term or longer term basis, at a significantly higher cost than our cost structure with Qwest. Any of these events would have a material and adverse effect on our business, financial condition and results of operations.


                                   Page - 17 -

OUR SUCCESS DEPENDS ON FORMING RELATIONSHIPS WITH OTHER INTERNET SERVICE PROVIDERS.

     The Internet includes a number of Internet service providers that operate their own networks and connect with each other at various points under arrangements known as "peering" arrangements. It is more costly and less efficient to operate a network without peering arrangements. Consequently, we must establish and maintain peering relationships to maintain high network performance levels without having to pay excessive amounts for the transmission of data. These arrangements are not subject to regulation and the terms, conditions and costs can be changed by the provider over time. Internet service providers may not agree to maintain peering relationships with us, at reasonable costs or at all. Currently, we have two private peering arrangements. If we fail to establish and maintain more peering relationships on a cost-effective basis, the costs of establishing and operating our network will be significantly greater and our business, financial condition and results of operations will be materially and adversely affected.

FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS MAY NEGATIVELY IMPACT OUR STOCK PRICE.

     Our revenues and operating results vary significantly from quarter to quarter due to a number of factors, not all of which are in our control. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

     Factors which could cause quarterly results to fluctuate include:

     - customer demand for our products and services

     - the timing of the expansion of our operations

     - seasonality in sales, principally during the summer and year-end holidays

     - the mix of our products and services revenues from our two operating divisions

     - the timing of significant sales of Internet-related hardware

     - changes in the growth rate of Internet usage

     - the mix of revenues from our various Internet products and services

     - changes in pricing by us or our competitors

     - the introduction of new products or services by us or our competitors

     - the mix of domestic and international sales, once our London facility becomes operational

     - costs related to acquisitions of technology or businesses

     Our revenues are difficult to forecast. We plan to significantly increase our operating expenses to bring our new facilities and network online and to market and support our products and services. We may not be able to adjust our spending quickly enough to offset any unexpected revenue shortfall. If we have an unexpected shortfall in revenues in relation to our expenses, then our business, financial condition and results of operations will be materially and adversely affected.

                                   Page - 18 -

WE ARE JUST BEGINNING TO EXPAND INTO INTERNATIONAL MARKETS AND MAY NOT BE SUCCESSFUL IN THESE EFFORTS.

     To date, we have operated only in the New York City area. We expect to begin operations in London by June 30, 1999. We may also further expand international operations in the future. Because we have limited experience operating in markets other than the New York market and no experience operating internationally, we may have difficulty adapting our products and services to different market needs. We may also be unsuccessful in our efforts to market and sell these products and services to customers abroad. In addition, we may find it more difficult and expensive to hire and train employees and to manage international operations together with our U.S. operations.

     International operations are subject to other inherent risks, including:

     - differences in regulatory requirements in various countries

     - potentially adverse tax consequences

     - political and economic instability

     - technology export and import restrictions or prohibitions

     - fluctuations in currency exchange rates

     - imposition of exchange controls

     - language and cultural barriers

     - uncertainty regarding protection of intellectual property rights

     - seasonal reductions in business activity during the summer months in Europe and certain other parts of the world

If we fail to successfully address these risks, our business, financial condition and results of operations may be materially and adversely affected.

WE ARE DEPENDENT ON OUR HARDWARE AND SOFTWARE SUPPLIERS TO PROVIDE US WITH THE PRODUCTS AND SERVICES WE NEED TO SERVE OUR CUSTOMERS.

     We rely on outside vendors to supply us with computer hardware, software and networking equipment. These products are available from only a few sources. We primarily buy these products from Silicon Graphics, Sun Microsystems, Compaq, Intergraph and Cisco. We also rely on Cisco for network design and computer installation services. We cannot assure you that we will be able to obtain the products and services that we need on a timely basis and at affordable prices.

     We have in the past experienced delays in receiving shipments of equipment purchased for resale. We may not be able to obtain computer equipment on the scale and at the times required by us at an affordable cost. Our suppliers may enter into exclusive arrangements with our competitors or stop selling their products or services to us at commercially reasonable prices. If our sole or limited source suppliers do not provide us with products or services, our business, financial condition and results of operations may be materially and adversely affected.

                                   Page - 19 -

WE MAY MAKE INVESTMENTS OR ACQUISITIONS THAT ARE NOT SUCCESSFUL.

     We may make investments in or acquire complementary businesses, products, services or technologies, but we have very limited experience in these activities. The terms and conditions of our $160.0 million debt financing limit our ability to make investments in businesses unless we acquire the entire business. If we seek to make investments or acquisitions, we will be subject to the following risks:

     - We may not be able to identify suitable investment or acquisition candidates.

     - If the purchase price for an acquisition consists of cash, we may need to use all or a portion of our available cash, including proceeds from this offering.

     - If we do identify suitable candidates, we may not be able to make investments or acquisitions on commercially acceptable terms.

     - Acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain our standards, controls and procedures.

     - We may not be able to successfully integrate the services, products and personnel of any acquired business into our operations.

     - We may not be able to retain key employees of the acquired companies or maintain good relations with its customers or suppliers.

     - We may be required to incur additional debt.

     - We may be required to issue equity securities, which may be dilutive to existing shareholders, to pay for acquisitions.

     - We may have to incur significant accounting charges, such as for goodwill or for acquired in-process research and development, which may adversely affect our results of operations.

BECAUSE WE ARE DEPENDENT ON COMPUTER SYSTEMS, A SYSTEMS FAILURE WOULD CAUSE A SIGNIFICANT DISRUPTION TO OUR BUSINESS.

     Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facility in New York. While we have taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Our business, financial condition and results of operations could be materially and adversely affected by any damage or failure that interrupts or delays our operations.

                                   Page - 20 -

IF OUR SECURITY MEASURES ARE INADEQUATE, OUR BUSINESS WILL BE ADVERSELY
AFFECTED.

     We have taken measures to protect the integrity of our infrastructure and the privacy of confidential information. Nonetheless, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability.

     The security services that we offer in connection with our customers' networks cannot assure complete protection from computer viruses, break-ins and other disruptive problems. Although we attempt to limit contractually our liability in such instances, the occurrence of these problems may result in claims against us or liability on our part. These claims, regardless of their ultimate outcome, could result in costly litigation and could have a material adverse effect on our business and reputation and on our ability to attract and retain customers for our products and services.

OUR BUSINESS IS DEPENDENT ON THE CONTINUED GROWTH IN USE AND IMPROVEMENT OF THE INTERNET.

     Our products and services are targeted toward businesses, which use the Internet. The Internet is subject to a high level of uncertainty and is characterized by rapidly changing technology, evolving industry standards, and frequent new product and service introductions. If Internet usage does not grow at the rates which we presently anticipate, our business, financial condition and results of operations will be materially and adversely affected.

     Critical issues concerning the commercial use of the Internet remain unresolved and may impact the growth of Internet use, especially in the market that we target. Despite growing interest in the many commercial uses of the Internet, many businesses have been deterred from purchasing Internet products and services for a number of reasons, including:

     - inadequate protection of the confidentiality of stored data and information moving across the Internet

     - inconsistent quality of service

     - inability to integrate business applications on the Internet

     - the need to deal with multiple vendors, whose products are frequently incompatible

     - lack of availability of cost-effective, high-speed products and services

OUR SUCCESS DEPENDS ON KEEPING UP WITH RAPID TECHNOLOGICAL CHANGES IN OUR
MARKETS.

     The market for Internet products and services has only recently begun to develop and is rapidly evolving. Significant technological changes could render our existing products and services obsolete. To be successful, we must adapt to our rapidly changing market by continually improving the responsiveness, functionality and features of our products and services to meet our customer's needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely basis, our business, financial condition and results of operations will be materially and adversely affected.

WE HAVE MANY COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST THEM.

     Competition for the Internet products and services that we provide is intense and we expect that competition will continue to intensify. We may not have the financial resources, technical expertise, sales and marketing or support capabilities to successfully meet our competition. If we are unable to compete successfully against our competitors, our business, financial condition and results of operations will be adversely affected.

                                   Page - 21 -

     Our competitors include other Internet service providers, such as:

     - national and global Internet service providers, including Concentric Network, PSINet and UUNET

     - national and regional Internet service providers with a presence in the New York metropolitan area, including AboveNet, DIGEX, Exodus, Frontier GlobalCenter, GTE Genuity and Verio

     Our competitors also include telecommunications companies, such as:

     - AT&T, Cable & Wireless, MCI WorldCom and Sprint

     - regional Bell operating companies which offer Internet access, such as Bell Atlantic

     Following the completion of our new facilities, we will encounter additional competition from international Internet service providers, including BT Internet and Demon Internet (recently acquired by Scottish Telecom), as well as Internet service providers and telecommunication companies operating in the San Francisco Bay area.

     Because we offer a broad range of goods and services, we encounter competition from numerous other businesses which provide one or more similar goods or services, including numerous resellers of Internet-related hardware and software and web site development companies.

     Many of our existing competitors, as well as a number of potential new competitors, have:

     - longer operating histories

     - greater name recognition

     - larger customer bases

     - larger networks

     - more and larger facilities

     - significantly greater financial, technical and marketing resources

     Our competitors may respond more quickly than we can to new or emerging technologies and changes in customer requirements. They may also devote greater resources than we can to the development, promotion and sale of their products and services. They may develop Internet products and services that are superior to or have greater market acceptance than ours. Our competitors may also engage in more extensive research and development, undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to our existing and potential employees and strategic partners. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties.

     New competitors, including large computer hardware, software, media and other technology and telecommunications companies, may enter our market and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, we could encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our products and services. For example, telecommunications companies may be able to provide customers with reduced communications costs in connection with their Internet access services, significantly increasing pricing pressures on us. We may not be able to offset the effects of any price reductions with an increase in the number of our customers, higher revenue from value-added services, cost reductions or otherwise. In addition, Internet access service businesses are likely to encounter consolidation in the near future, which could result in increased price and other competition.

                                   Page - 22 -

YEAR 2000 PROBLEMS MAY DISRUPT OUR BUSINESS.

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

     We plan to perform a Year 2000 simulation on our software by June 30, 1999 to test system readiness. Based on the results of our Year 2000 simulation test, we intend to revise the code of our software and systems as necessary to improve the Year 2000 compliance of our software. We have been informed by our material hardware and software vendors that the products used by us are currently Year 2000 compliant. We are currently assessing the materiality of our non-information technology systems and will seek assurances of Year 2000 compliance from providers of material non-information technology systems. Until this testing is complete and these vendors and providers are contacted, we will not be able to completely evaluate whether our information technology and other systems will need to be revised or replaced. These revisions and replacements may not be completed on schedule or within estimated costs and may not successfully address our Year 2000 compliance issues.

     We cannot assure you that governmental agencies, utility companies, telecommunication companies, other Internet service providers, third party service providers, hardware and software manufacturers and others outside our control will be Year 2000 compliant.

CHANGES IN GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

     There is an increasing number of laws and regulations pertaining to the Internet. These laws or regulations relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services. The government may also seek to regulate some segments of our activities as basic telecommunications services. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

WE MAY BE LIABLE FOR THE MATERIAL OUR CUSTOMERS DISTRIBUTE OVER THE INTERNET.

     The law relating to the liability of online service providers, private network operators and Internet service providers for information carried on or disseminated through their networks is currently unsettled. We may become subject to legal claims relating to the content in the web sites we host. For example, lawsuits may be brought against us claiming that material inappropriate for viewing by young children can be accessed from the web sites we host. Claims could also involve matters such as defamation, invasion of privacy and copyright infringement. Providers of Internet products and services have been sued in the past, sometimes successfully, based on the content of material. If we have to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our business, financial condition and results of operations may be materially and adversely affected.

FUTURE SALES OF OUR COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD HAVE ADVERSE EFFECTS.

     The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of common stock in the market after this offering, or the perception that these sales may occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

     On March 2, 1999 our board of directors approved approximately 2,600,000 shares of our common stock to be used for the grant of stock options. Of the 2,600,000 shares, 1,500,000 shares will be reserved for issuance under our 1999 stock option plan. The balance is for an immediately exercisable option to be granted concurrently with the closing of this offering to Marc H. Bell, our President and Chief Executive Officer, for a number of shares of common stock equal to 25% of the difference between the number of shares outstanding immediately after the closing of this offering and the number outstanding as of October 1, 1998. The term of the option will be ten years and its exercise price will be the same as the price to the public in this offering. These 2,600,000 shares are in addition to the approximately 2,000,000 shares issuable upon the exercise of outstanding options and warrants. If the holders of these options and warrants were to exercise their rights and sell the shares issued to them, it could have an adverse effect on the market price of our common stock.

                                   Page - 23 -

OUR COMMON STOCK MAY BE SUBJECT TO GREAT PRICE VOLATILITY.

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

OUR MANAGEMENT HAS BROAD DISCRETION IN THE APPLICATION OF PROCEEDS, WHICH MAY INCREASE THE RISK THAT THE PROCEEDS WILL NOT BE APPLIED EFFECTIVELY.

     Our management will have broad discretion in determining how to spend the proceeds of this offering. Accordingly, we can spend the proceeds from this offering in ways with which the stockholders may not agree.

WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS.

     Provisions of our certificate of incorporation, our by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

                                   Page - 24 -

PART  II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.    Description of Exhibit
-----------    ----------------------
3.1            Certificate of Incorporation of Globix, as amended.

10.29          Amendment to Marc H. Bell Employment Agreement, dated as of March 2, 1999.

10.30          Stock Option Agreement between Globix and Marc H. Bell, dated as of March 26, 1999.

10.31          1999 Stock Option Agreement, adopted April 23, 1999.*

27             Financial Data Schedule.


*Incorporated by reference to Globix's Proxy Statement on Schedule 14A filed on March 24, 1999.

(b) Reports on Form 8-K

None

                                   Page - 25 -

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globix Corporation


Date:  May 14, 1999           By:  /s /  Marc H. Bell
                              -----------------------

                              Marc H. Bell, President & CEO



Date:  May, 14, 1999          By: /s /  Robert B. Bell
                              ------------------------

                              Robert B. Bell, Exec. Vice President & CFO



Date:  May 14, 1999           By: /s /  Alan Levy
                              -------------------

                              Alan Levy, Treasurer and Chief Accounting Officer


                                   Page - 26 -

EXHIBIT INDEX

Exhibit No.       Description of Exhibit
-----------       ----------------------
3.1               Certificate of Incorporation of Globix, as amended.

10.29             Amendment to Marc H. Bell Employment Agreement, dated as of March 2, 1999.

10.30             Stock Option Agreement between Globix and Marc H. Bell, dated as of March 26, 1999.

10.31             1999 Stock Option Agreement, adopted April 23, 1999.*

27                Financial Data Schedule.


*Incorporated by reference to Globix's Proxy Statement on Schedule 14A filed on March 24, 1999.



                                   Page - 27 -