Form 10QSB
period 1999-06-30
GLOBIX CORP
filed 1999-08-16
CIK 1003111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (MARK ONE)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

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

                                   13-3781263

                      139 CENTRE STREET, NEW YORK, NY 10013
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (212) 334-8500
                           (ISSUER'S TELEPHONE NUMBER)

               295 LAFAYETTE STREET, 3RD FLOOR, NEW YORK, NY 10012
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes or common equity, as of the latest practicable date: 8,299,643 shares of Common Stock as of August 4, 1999

    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [x]

                       GLOBIX CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                           Page No.
PART  I -  FINANCIAL INFORMATION

  Item  1.  Consolidated Balance Sheet as of June 30, 1999 and
               September 30, 1998                                                2

            Consolidated Statements of Operations
               For the Three Months Ended June 30, 1999 and 1998                 3

            Consolidated Statements of Operations
               For the Nine Months Ended June 30, 1999 and 1998                  4

            Consolidated Statement of Stockholders Equity
               For the Nine Months Ended June 30, 1999                           5

            Consolidated Statements of Cash Flows
               For the Nine Months Ended June 30, 1999 and 1998                  6

            Notes to Consolidated Financial Statements                         7-9

  Item  2.  Management's Discussion and Analysis of Financial Condition      10-15
               and Results of Operations

            RISK FACTORS                                                     16-24

PART  II -  OTHER INFORMATION                                                25-27

                  Exhibit Index                                                 28

                  Exhibits

                       GLOBIX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30,            Sept 30,
                                                                    1999                1998
                                                                (Unaudited)
                                     Assets
Current assets:
  Cash and cash equivalents                                    $ 129,043,463      $  61,473,285
  Marketable securities                                           13,492,147         14,638,173
  Accounts receivable, net of allowance for
   doubtful accounts of $785,000 and $410,000,
   respectively                                                    7,339,297          4,861,219
  Inventories                                                      1,470,884            391,848
  Prepaid expenses and other current assets                          524,408          1,699,117
  Restricted cash                                                  7,716,667         10,316,667
                                                               -------------      -------------
     Total current assets                                        159,586,866         93,380,309

Investments, restricted                                           35,422,044         50,163,109
Property and equipment, net                                      114,186,789         30,871,719
Debt issuance costs, net of accumulated
 amortization of $1,166,300 and $393,321                           5,446,331          6,214,473
Other assets                                                       1,509,427          1,636,762
                                                               -------------      -------------
     Total assets                                              $ 316,151,457      $ 182,266,372
                                                               =============      =============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of notes payable                                 3,755,753          2,397,777
  Accounts payable                                                10,377,247          6,185,460
  Accrued expenses and other liabilities                           9,943,932            192,913
  Accrued interest expense                                         3,466,667          8,666,667
  Deferred revenues                                                  316,933             78,166
                                                               -------------      -------------
     Total current liabilities                                    27,860,532         17,520,983

  Long-term notes payable, less current portion                    3,238,034          1,199,429
  Long-term debt, net of discount                                158,147,200        157,892,200
  Other long term liabilities                                      2,964,418          2,934,675
                                                               -------------      -------------
     Total liabilities                                           192,210,184        179,547,287
                                                               -------------      -------------
  Commitments and contingencies

 Stockholders' equity:
  Preferred Stock, $.01 par value; 500,000
    shares authorized; no shares issued and
    outstanding                                                         --                 --
  Common Stock, $.01 par value; 75,000,000
  shares authorized; 8,298,277 and 4,140,116
  shares issued and outstanding                                       82,983             41,401
  Additional paid-in capital                                     155,511,161         17,247,354
  Accumulated other comprehensive income                          10,870,835          1,675,907
  Accumulated deficit                                            (42,523,706)       (16,245,577)
                                                               -------------      -------------
     Total stockholders' equity                                  123,941,273          2,719,085
                                                               -------------      -------------
     Total liabilities and stockholders'
        equity                                                 $ 316,151,457      $ 182,266,372
                                                               =============      =============

The accompanying notes are an integral part of these consolidated balance sheets.


                                   Page - 2 -

                       GLOBIX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended
                                                            June 30,
                                                      1999              1998
Revenues                                         $  9,381,265      $  5,695,816
Costs and expenses:
  Cost of revenues                                  6,432,188         3,799,740
  Selling, general and administrative               8,666,893         3,009,563
  Depreciation and amortization                     1,474,114           396,234
                                                 ------------      ------------
     Total costs and expenses                      16,573,195         7,205,537
                                                 ------------      ------------
Loss from operations                               (7,191,930)       (1,509,721)

  Interest and financing expenses, net
   of interest income of $2,432,316 in 1999
   and $1,018,446 in 1998                          (1,617,394)       (2,560,282)
                                                 ------------      ------------
Loss before taxes                                  (8,809,324)       (4,070,003)


Provision for taxes                                      --                --
                                                 ------------      ------------
Net loss                                         $ (8,809,324)     $ (4,070,003)
                                                 ============      ============


Basic and diluted loss per share                 $      (1.06)     $      (1.16)


Weighted average common shares outstanding -
   basic and diluted                                8,278,375         3,509,765

The accompanying notes are an integral part of these consolidated statements.


                                   Page - 3 -

                       GLOBIX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Nine Months Ended
                                                                   June 30,
                                                          1999                  1998
Revenues                                             $ 22,396,386           $14,786,990
Costs and expenses:
  Cost of revenues                                     14,609,930             9,657,707
  Selling, general and administrative                  21,894,463             6,488,917
  Depreciation and amortization                         2,686,693               902,453
                                                      -----------           -----------
     Total costs and expenses                          39,191,086            17,049,077
                                                      -----------           -----------
Loss from operations                                  (16,794,700)           (2,262,087)

  Interest and financing expenses, net
   of interest income of $3,815,238 in 1999
   and $1,026,240 in 1998                              (9,483,429)           (2,678,592)
                                                      -----------           -----------
Loss before taxes                                     (26,278,129)           (4,940,679)


Provision for taxes                                          --                    --
                                                      -----------           -----------
Net loss                                             $(26,278,129)          $(4,940,679)
                                                      ===========           ===========


Basic and diluted loss per share                           ($4.69)               ($1.42)


Weighted average common shares outstanding -
   basic and diluted                                    5,597,448             3,468,888

The accompanying notes are an integral part of these consolidated statements.


                                   Page - 4 -

                       GLOBIX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


                                                                                    Accumulated
                                                                      Additional        Other          Total
                                                Common Stock            Paid-in    Comprehensive    Accumulated   Stockholders'
                                           Shares        Amount         Capital        Income         Deficit        Equity
                                         ----------   ------------   ------------  -------------   ------------   -------------
Balance, September 30, 1998               4,140,116   $     41,401   $ 17,247,354   $  1,675,907   $(16,245,577)  $  2,719,085
Issuance of common stock in
  conjunction with public offering,
  net of offering costs of $ 896,296      4,000,000         40,000    136,703,704           --             --      136,743,704
Change in unrealized gain on
  securities available for sale                                                       9,573,205                      9,573,205
Foreign currency translation adjustment                                                (378,277)                      (378,277)
Issuance of common stock upon
  exercise of options and warrants,
  net                                       158,161          1,582      1,560,103           --             --        1,561,685
Net loss                                       --             --             --                     (26,278,129)   (26,278,129)
                                         ----------   ------------   ------------   ------------   ------------   ------------
Balance, June 30, 1999                    8,298,277   $     82,983   $155,511,161   $ 10,870,835   $(42,523,706)  $123,941,273
                                         ==========   ============   ============   ============   ============   ============

The accompanying notes are an integral part of these consolidated statements.


                                   Page - 5 -

                       GLOBIX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                                June 30,
                                                                          1999               1998
Cash flows from operating activities:
  Net loss                                                          $ (26,278,129)     $  (4,940,679)
  Adjustments to reconcile net (loss)
  to net cash provided by (used in) operating
  activities
    Depreciation and amortization                                       2,686,693            902,453
    Amortization of discount and
       debt issuance costs                                              1,023,142               --
    Interest and financing expenses                                          --               60,000
    Provision for bad debt                                                375,000               --
Changes in operating assets and liabilities:
    Increase in accounts receivable                                    (2,853,078)        (1,775,030)
    Increase in inventories                                            (1,079,036)          (230,048)
    Decrease (increase) in prepaid expenses
       and other current assets                                         1,174,709           (364,942)
    Decrease in other assets                                              (13,677)          (121,084)
    Increase in accounts payable                                        2,804,560          1,064,298
    Increase (decrease) in accrued expenses
       and other liabilities                                              617,436           (111,624)
    Increase (decrease) in deferred revenues                              238,767               --
    (Decrease) increase in accrued interest expense                    (5,200,000)         3,466,667
    Increase in other long-term liabilities                                29,743            110,560
                                                                    -------------      -------------
Net cash (used in) provided by operations                             (26,473,870)        (1,939,429)
                                                                    -------------      -------------
Cash flows from investing activities:
  Purchases of property and equipment                                 (70,912,272)        (5,314,429)
  Use of restricted cash                                                2,600,000               --
  Sale of marketable securities, net                                   10,719,231               --
  Investment of long-term restricted cash
     and cash equivalents                                                    --          (36,200,000)
  Use of long-term restricted cash                                     14,741,065               --
                                                                    -------------      -------------
Net cash used in investing activities                                 (42,851,976)       (41,514,429)
                                                                    -------------      -------------
Cash flows from financing activities:
  Net proceeds from senior note offering                                     --          153,592,623
  Net proceeds of short term borrowings                                      --           (1,129,657)
  Repayments of notes payable                                          (1,031,088)          (397,085)
  Additional costs incurred with private
   placement in September 1997                                               --              (77,638)
  Proceeds from issuance of common stock, net                         136,743,704               --
  Proceeds from exercise of common stock options and warrants           1,561,685          1,281,306
                                                                    -------------      -------------
Net cash provided by (used in) financing activities                   137,274,301        153,269,549
                                                                    -------------      -------------

Effects of exchange rate on cash and cash equivalents                    (378,277)              --

Net increase in cash and cash equivalents                              67,570,178        109,815,691
Cash and cash equivalents,
  beginning of period                                                  61,473,285          2,401,446
                                                                    -------------      -------------
Cash and cash equivalents,
  end of period                                                     $ 129,043,463      $ 112,217,137
                                                                    =============      =============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $  21,152,649      $     178,165
  Equipment acquired under capital lease obligations                    4,427,664            541,032
  Capital expenditures included in accounts payable and accrued
    expenses and other liabilities                                     10,520,810               --

  Non-cash investing activities (See Note 8)

The accompanying notes are an integral part of these consolidated statements.


                                   Page - 6 -

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated balance sheets as of June 30, 1999, statements of operations for the three and nine months ended June 30, 1999 and 1998, statement of stockholders' equity for the nine months ended June 30, 1999, and the statements of cash flows for the nine months ended June 30, 1999 and 1998 have been prepared by Globix Corporation (the "Company") without audit. All material inter-company accounts and transactions have been eliminated. The consolidated results should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB/A for the fiscal year ended September 30, 1998 on file with the Securities and Exchange Commission. Results of operations for the three and nine month periods are not necessarily indicative of the operating results for the full year. Interim statements are prepared on a basis consistent with year-end statements.

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

2.       SENIOR NOTE OFFERING

In April 1998, the Company successfully completed a private offering for $160,000,000 consisting of 160,000 units, each unit consisting of $1,000 principal amount of 13% Senior Notes due 2005 and one warrant to purchase 3.52 shares of common stock (total of 563,200 shares of common stock) at a purchase price of $14.03 per share. The Notes will mature on May 1, 2005. Interest on the notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. At the closing of the offering, the Company deposited with an escrow agent $57,000,000, that together with the interest received thereon, will be sufficient to pay, when due, the first six interest payments. The Notes are collateralized by a first priority security interest in the escrow account. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. The accrued interest expense on the balance sheet represents two months of interest on the notes, which will be paid from the escrow account on November 1, 1999. An original issue discount of approximately $2.3 million and expenses of the offering of approximately $6.6 million are being amortized over seven years.

3.     NOTES PAYABLE

The Company maintains a $1.0 million credit line from Cisco Systems Capital Corporation ("CSC") to lease Cisco System products and associated peripherals. The terms of this line, which was entered into in December 1997, provided for 180 days of borrowing and a maximum borrowing limit of $1.0 million. However, CSC has informally permitted the Company to continue to borrow under this line and to exceed the stated $1.0 million limit. Amounts borrowed under the line are to be repaid over a 36-month period with the Company having the option of purchasing the equipment for $1.00 at the end of the lease term. As of June 30, 1999, approximately $4.3 million was outstanding under this credit line.


                                   Page - 7 -

4.       COMMITMENTS AND CONTINGENCIES

In July 1998, the Company signed a 15 year triple net lease for its San Francisco Bay area SuperPOP facility effective February 1999. The facility is approximately 62,000 square feet in Santa Clara, California at an annual base rental of approximately $1.6 million.

In October 1998, the Company signed a lease which terminates in September 2014 for the rental of 33,500 square feet at an annual base rent of pound sterling 1,080,000 (approximately $1,836,000 in U.S. dollars) for its London SuperPOP facility. Rental payments will commence in October 1999. The Company is recognizing the rental expense on a straight line basis over the term of the lease.

In October 1998, the Company entered into an IRU agreement with Qwest Communications Corporation (Qwest), under which the Company has the exclusive right to use portions of Qwest's planned 18,449 mile MacroCapacity fiber network for a 20 year period. Globix will initially have the right to use 6,500 route miles of OC-3 fiber capacity coast-to-coast in the United States and a DS-3 fiber link from the United States to the United Kingdom. The Company is currently committed to Qwest for a fee of $9,192,176 of which it had paid $919,218 at contract. The remaining obligation is included in other current liabilities as of June 30, 1999. The balance is payable by October 1999. The Company will amortize the total contract value over the term of the agreement of 20 years.

5.       STOCKHOLDERS' EQUITY

In March 1999, the Company completed a public offering of 4,000,000 shares of the Company's common stock. The Company received proceeds, net of expenses, from the public offering of approximately $136.7 million. In addition, the Company received proceeds of $918,000 representing the exercise of 80,790 warrants which were issued in connection with the Company's initial public offering in January 1996. The underwriters on this offering were Donaldson, Lufkin & Jenrette, Bear, Stearns & Co. Inc., and Lehman Brothers.

6.       LOSS PER SHARE

The following table summarizes securities that were outstanding as of June 30, 1999 and 1998, but not included in the calculation of diluted net loss per share because such shares are antidilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.


                                                            June 30,
                                                  1999                   1998
                                                  ----                   ----
Options                                         2,354,817                893,230
Warrants                                          641,981              1,259,649


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

Comprehensive loss for the nine months ended June 30, 1999 and 1998 was as follows:


                                                    1999                1998
                                                    ----                ----
Net loss                                       $(26,278,129)       $ (4,940,679)
Other comprehensive income:
 Change in unrealized gain on
  securities available for sale                   9,573,205                --
 Foreign currency translation
  adjustment                                       (378,277)               --
                                               ------------        ------------
Comprehensive loss                             $(17,083,201)       $ (4,940,679)
                                               ============        ============


8.     NON-CASH INVESTING ACTIVITIES

The IRU agreement with Qwest entered into in October 1998 is reflected as a purchase of property and equipment ($9.2 million). The balance due under the contract of $8.3 million is included in accrued expenses and other liabilities as of June 30, 1999.


9.     SUBSEQUENT EVENT

On August 12, 1999, the Company purchased for $5.0 million, 12.5% of the outstanding securities of NetSat Express, Inc. ("NetSat Express"), a subsidiary of Globecomm Systems Inc. NetSat Express is a provider of satellite-based Internet access services, digital media distribution services, and integrated data, voice and video communications services. In addition, the Company and Net Sat Express entered into a strategic agreement pursuant to which NetSat Express will acquire ISP access and VPN services from the Company, while the Company will utilize NetSat Express' IP based satellite services for connection of foreign peering points to the U.S. Internet.

                                   Page - 9 -

PART I MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the consolidated financial statements and notes to such statements and notes appearing elsewhere herein.

Globix was founded in 1989 as a value-added reseller, or VAR, primarily focused on providing custom computer hardware and software solutions for desktop publishing. By 1995, Globix recognized the growing demand by businesses for electronic information delivery and began to re-shape its corporate strategy to focus on offering Internet products and services. In early 1996, the Company raised net proceeds of approximately $7.4 million through a public offering of its common stock and subsequently, began to offer Internet access products and services to business customers. By the end of 1996, the Company had grown its Internet customer base to over 80 business accounts. In 1997, Globix expanded its product and service offerings beyond Internet access and began to offer a range of end-to-end Internet solutions designed to enable its customers to more effectively capitalize on the Internet as a business tool. These solutions include web hosting, co-location, systems administration and web site management, and value-added Internet services such as e-commerce, streaming media, network security and web development. As of June 30, 1999, Globix's customer base for Internet products and services had grown to approximately 1,300 large and medium size business customer accounts.

In 1998, the Company undertook a major expansion plan in order to more aggressively pursue web hosting and co-location customers and other related opportunities. In April 1998, the Company completed a $160.0 million debt financing to fund the expansion of its physical facilities and the acquisition and build-out of its network backbone. The Company built new state-of-the-art SuperPOP facilities in New York City, London and the San Francisco Bay area. The new SuperPOPs increased the Company's total Internet Data Center capacity to approximately 63,000 square feet. In October 1998, the Company entered into an IRU agreement with Qwest which gives the Company exclusive rights to use portions of Qwest's global network for a 20 year period. The Company will initially have the right to use 6,500 route miles of OC-3 fiber capacity (upgradable to OC-48) coast-to-coast in the United States and a DS-3 fiber link from the United States to the United Kingdom. The completion of the Company's network backbone, which includes the Qwest bandwidth, is expected to significantly increase the Company's network capacity and enable the Company to offer a wider variety of higher-speed Internet and Internet-related products and services to a larger customer base. The Company is also establishing POPs in Washington DC, Chicago, Los Angeles, Amsterdam, Frankfurt, Stockholm, Geneva, Vienna, Milan and Paris as part of a planned program of establishing POPs in other major business centers in the United States and Europe. In March 1999, the Company completed a public offering of 4,000,000 shares of its common stock, raising approximately $136.7 million. The Company intends to use the proceeds from this offering to help fund the completion of its network and for general corporate purposes.

Commencing with 1996, Globix began segment reporting of its results of operations into two divisions: (i) the "Internet Division" and (ii) the "Server Sales and Integration Division." The Internet Division provides dedicated Internet access, web hosting, co-location, value-added solutions (such as e-commerce, streaming media, network security and web development), and instructor-led corporate training. The Server Sales and Integration Division provides Internet-related hardware and software sales and systems and network integration. Over the last three years, revenues from the Internet Division have grown significantly as a percentage of total revenues from 15.5% for the three months ended June 30, 1997 to 36.0% for the three months ended June 30, 1999. Globix expects that the Internet Division revenues will continue to grow as a percentage of total revenues.

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

Depreciation and amortization expenses are expected to increase significantly beginning in fiscal 1999. The Company depreciates its capital assets on a straight line basis over the useful life of the assets, ranging from 5 to 40 years. In addition, the Company is amortizing debt issuance costs of $6.6 million relating to its $160.0 million debt financing over seven years. The Company did not recognize any depreciation expense for the three months ended June 30, 1999 for its new SuperPOP in London, which opened July 15, 1999.

The Company historically has experienced negative cash flow from operations and has incurred net losses. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon the Company's ability to continue to grow its revenue base and achieve further operating efficiencies. The Company expects to experience negative cash flow from operations and to incur net losses as a result of its significant investment in the expansion of its physical facilities, the establishment of its network backbone, the hiring of additional personnel and the interest expense in connection with the $160.0 million debt financing. The Company believes that its new SuperPOPs and network backbone infrastructure will enable it to achieve further economies of scale as it continues to expand its customer base. However, there can be no assurance that the Company will be able to realize sufficient future revenues to offset its present investment in its physical facilities, network backbone and the hiring of additional personnel, or that it will be able to achieve or sustain revenue growth, positive cash flow or profitability in the future. As of June 30, 1999, the Company had generated an accumulated deficit of approximately $42.5 million.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES. Total revenues for the three months ended June 30, 1999 increased 65% to $9.4 million from $5.7 million for the three months ended June 30, 1998. Revenues from the Server Sales and Integration Division for the three months ended June 30, 1999 increased 48% to $6.0 million from $4.1 million for the three months ended June 30, 1998. This increase was primarily attributable to increased sales of servers and routers from new customers. Revenues from the Internet Division increased 107% to $3.4 million for the three months ended June 30, 1999 from $1.6 million for the three months ended June 30, 1998. This increase was primarily attributable to an increase in the number of customers to which the Company provided Internet connectivity. Revenues from the Internet Division increased as a percentage of total revenue from 29% to 36% for the three months ended June 30, 1998 and 1999, respectively, reflected the Company's shift in product mix toward Internet related sales.


                                   Page - 11 -

COST OF REVENUES. Cost of revenues for the three months ended June 30, 1999 was $6.4 million or 69% of revenues as compared to $3.8 million or 67% of total revenues for the three months ended June 30, 1998. Cost of revenues for the Server Sales and Integration Division for the three months ended June 30, 1999 was $5.1 million or 84% of revenues as compared to $3.5 million or 85% of revenues for the three months ended June 30, 1998. Cost of revenues for the Internet Division for the three months ended June 30, 1999 was $1.4 million or 41% of revenues as compared to $317,000 or 22% of revenues for the three months ended June 30, 1998. This increase was primarily attributable to an increase in data transmission costs because of higher network operating and maintenance associated with the expansion of the network backbone. As utilization of the network increases in future years, the Company expects to realize a reduction in per unit data transmission costs due to the network's scalability and fixed cost structure.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 1999 were $8.7 million or 92% of total revenues as compared to $3.0 million or 53% of total revenues for the three months ended June 30, 1998. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in sales and marketing, engineering and training and administration personnel necessitated by the growth in operations. The number of full time employees increased from 120 as of June 30, 1998 to 340 as of June 30, 1999 and payroll costs increased from $2.0 million for the three months ended June 30, 1998 to $5.0 million for the three months ended June 30, 1999. In addition, the Company increased expenditures in advertising from $233,000 for the three months ended June 30, 1998 to $1.3 million for the three months ended June 30, 1999.

INTEREST AND FINANCING EXPENSE AND INTEREST INCOME. The increase in interest expense to $4.1 million for the three months ended June 30, 1999 from $3.6 million for the three months ended June 30, 1998 is a result of the $160.0 million debt financing completed in April 1998. The increase in interest income to $2.4 million for the three months ended June 30, 1999 from $1.0 million for the three months ended June 30, 1998 reflects the increased cash position derived from the net proceeds of the public offering in March 1999. The Company is amortizing debt issuance costs of $6.6 million relating to the $160.0 million debt financing over seven years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1.5 million for the three months ended June 30, 1999 as compared to $396,000 for the three months ended June 30, 1998. The increase was primarily related to equipment purchased for use in the Internet Division and the company beginning to depreciate its newly opened New York and Santa Clara SuperPOP facilities.

NET LOSS AND LOSS PER SHARE. As a result of the above, the Company reported a net loss of $8.8 million or $1.06 per share for the three months ended June 30, 1999 as compared to a net loss of $4.1 million or $1.16 per share for the three months ended June 30, 1998.

RESULTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES. Total revenues for the nine months ended June 30, 1999 increased 51% to $22.4 million from $14.8 million for the nine months ended June 30, 1998. Revenues from the Server Sales and Integration Division for the nine months ended June 30, 1999 increased 35% to $14.0 million from $10.4 million for the nine months ended June 30, 1998. . This increase was primarily attributable to increased sales of servers and routers from new customers. Revenues from the Internet Division increased 90% to $8.4 million for the nine months ended June 30, 1999 from $4.4 million for the nine months ended June 30, 1998. This increase was primarily attributable to an increase in the number of customers to which the Company provided Internet connectivity. Revenues from the Internet Division increased as a percentage of total revenue from 30% to 37% for the nine months ended June 30, 1998 and 1999, respectively, reflected the Company's shift in product mix toward Internet related sales.

COST OF REVENUES. Cost of revenues for the nine months ended June 30, 1999 was $14.6 million or 65% of revenues as compared to $9.7 million or 65% of total revenues for the nine months ended June 30, 1998. Cost of revenues for the Server Sales and Integration Division for the nine months ended June 30, 1999 was $11.8 million or 84% of revenues as compared to $8.6 million or 83% of revenues for the nine months ended June 30, 1998. Cost of revenues for the Internet Division for the nine months ended June 30, 1999 was $2.8 million or 33% of revenues as compared to $1.1 million or 26% of revenues for the nine months ended June 30, 1998. This increase was primarily attributable to an increase in data transmission costs because of higher network operating and maintenance associated with the expansion of the network backbone. As utilization of the network increases in future years, the Company expects to realize a reduction in per unit data transmission costs due to the network's scalability and fixed cost structure.


                                   Page - 12 -

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended June 30, 1999 were $21.9 million or 98% of total revenues as compared to $6.5 million or 44% of total revenues for the nine months ended June 30, 1998. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in sales and marketing, engineering and training and administration personnel necessitated by the growth in operations. The number of full time employees increased from 120 as of June 30, 1998 to 340 as of June 30, 1999 and payroll costs increased from $4.1 million for the nine months ended June 30, 1998 to $12.7 million for the nine months ended June 30, 1999. In addition, the Company increased expenditures in advertising from $408,000 for the nine months ended June 30, 1998 to $2.9 million for the nine months ended June 30, 1999.

INTEREST AND FINANCING EXPENSE AND INTEREST INCOME. The increase in interest expense to $13.3 million for the nine months ended June 30, 1999 from $3.7 million for the nine months ended June 30, 1998 is a result of the $160.0 million debt financing completed in April 1998. The increase in interest income to $3.8 million for the nine months ended June 30, 1999 from $1.0 million for the nine months ended June 30, 1998 reflects the increased cash position derived from the net proceeds of the public offering in March 1999. The Company is amortizing debt issuance costs of $6.6 million relating to the $160.0 million debt financing over seven years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $2.7 million for the nine months ended June 30, 1999 as compared to $902,000 for the nine months ended June 30, 1998. The increase was primarily related to equipment purchased for use in the Internet Division and the company beginning to depreciate its newly opened New York and Santa Clara SuperPOP facilities.


NET LOSS AND LOSS PER SHARE. As a result of the above, the Company reported a net loss of $26.3 million or $4.69 per share for the nine months ended June 30, 1999 as compared to a net loss of $4.9 million or $1.42 per share for the nine months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and marketable securities increased from $76.1 million as of September 30, 1998 to $142.5 million as of June 30, 1999. This increase of approximately $66.4 million was primarily the result of the net proceeds of approximately $136.7 million from the public offering completed in March 1999. This increase was partially offset by purchases of property and equipment of $69.6 million incurred with respect to the construction of SuperPOP facilities in New York, London and the San Francisco Bay area.

At June 30, 1999, the Company had working capital of approximately $131.7 million, as compared to working capital of approximately $75.9 million at September 30, 1998. Working capital increased primarily because of the net proceeds of approximately $136.7 million from the public offering in March 1999. This increase was partially offset by purchases of property and equipment of $69.6 million incurred with respect to the construction of SuperPOP facilities in New York, London and the San Francisco Bay area and the $9.2 million used to purchase its network backbone from Qwest Communications.

As of June 30, 1999, the Company had spent approximately $74.8 million to construct and equip its three new SuperPOP facilities. The Company estimates that it will spend an additional $18.2 million to complete the SuperPOPs and $8.3 million to complete its network backbone. In addition, the Company has an option from Qwest to maintain the capacity of its domestic network backbone at OC-3 bandwidth levels for the balance of the 20 year term of its agreement for an additional payment of $15.0 million. The Company can exercise this option at any time prior to December 31, 1999. If the Company were to choose not to exercise this option, its domestic network backbone would be reduced to DS-3 capacity.

The Company maintains a $1.0 million credit line from Cisco Systems Capital Corporation ("CSC") to lease products and associated peripherals from CSC. The terms of this line, which was entered into in December 1997, provided for 180 days of borrowing and a maximum borrowing limit of $1.0 million. However, CSC has informally permitted the Company to continue to borrow under this line and to exceed the stated $1.0 million limit. Amounts borrowed under the line are to be repaid over a 36 month period with the Company having the option of purchasing the equipment for $1.00 at the end of the lease term. As of June 30, 1999, approximately $4.3 million was outstanding under this credit line.

In the opinion of management, the Company will be able to finance its business as currently conducted and as currently planned from its current working capital at least through fiscal 2000.


                                   Page - 13 -

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

STATE OF READINESS. Globix has completed our assessment of the Year 2000 readiness of its information technology ("IT") systems, including the hardware and software that enable Globix to provide and deliver its solutions, and its non-IT systems. Globix's assessment consisted of (i) quality assurance testing of its internally developed proprietary software and systems; (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of Globix's solutions to its customers; (iii) contacting vendors of material non-IT systems;
(iv) assessment of repair or replacement requirements; (v) implementation; and
(vi) creation of contingency plans in the event of Year 2000 failures. Globix will continue to perform Year 2000 simulations on its software to test system readiness as new systems are deployed. Based on the results of the Year 2000 simulation testing, Globix has revised and updated the code of its software and systems as necessary to improve the Year 2000 compliance of its software. Globix has been informed by its vendors of material hardware and software components of its IT systems that the products used by Globix are currently Year 2000 compliant. The Company has assessed the materiality of its non-IT systems and has obtained assurances of Year 2000 compliance from providers of material non-IT systems.

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


                                   Page - 14 -

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

OUR LARGE DEBT OBLIGATIONS MAY ADVERSELY AFFECT OUR OPERATIONS.

     As a result of our large outstanding debt obligations, we have significant ongoing debt service requirements. As of June 30, 1999, we owed approximately $165.1 million in long-term debt and notes payable. Our high level of indebtedness could have several adverse effects on our future operations, including the following:

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT THESE LOSSES TO CONTINUE AND INCREASE, AT LEAST FOR THE NEAR FUTURE.

     We have experienced significant losses since we began operations. We expect to continue to incur significant losses for the foreseeable future. We incurred net losses of approximately $3.1 million for the year ended September 30, 1997 and $11.2 million for the year ended September 30, 1998. Our loss for the nine months ended June 30, 1999 was approximately $26.3 million. As of June 30, 1999, our accumulated deficit was approximately $42.5 million. We expect our expenses to increase as we expand our business. We cannot assure you that our revenues will increase as a result of our increased spending. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain our profitability.

WE MAY NOT BE ABLE TO RETAIN THE KEY PERSONNEL WE NEED TO SUCCEED.

     Our growth is placing a significant strain on our management systems and resources. If we do not successfully manage our expansion, our business will suffer.

     As we continue to increase the scope of our operations, our workforce has grown. As of June 30, 1999, we had 340 full-time employees in comparison to 50 full-time employees as of September 30, 1995. Despite this growth, we still need to attract, train and retain more employees for management, technical, sales and marketing, and customer support positions. Competition for qualified employees is intense. Consequently, we may not be successful in attracting, training and retaining the people we need.


                                   Page - 16 -

WE MAY HAVE DIFFICULTY ESTABLISHING AND MANAGING OUR EXPANDING OPERATIONS.

     A key element of our business strategy is the expansion of our facilities and our network, which has required a great deal of management time and the expenditure of large amounts of money. Recently, our growth has been limited by a shortage of space in our older facility in New York City to house computer equipment for Internet access and hosting of customers' web sites. We have opened new state-of-the-art facilities in New York City, London and the San Francisco Bay area. We are also establishing a network connecting these new facilities. Our success will depend on our ability to integrate, operate and further expand and upgrade our new network and facilities. Any delay in the completion of our new network, would materially and adversely affect our business plans. In addition, if we do not institute adequate financial and managerial controls and reporting systems and procedures to operate from multiple facilities in geographically dispersed locations, our operations will be materially and adversely affected.

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


                                   Page - 17 -

OUR SUCCESS DEPENDS ON FORMING RELATIONSHIPS WITH OTHER INTERNET SERVICE PROVIDERS.

     The Internet includes a number of Internet service providers that operate their own networks and connect with each other at various points under arrangements known as "peering" arrangements. It is more costly and less efficient to operate a network without peering arrangements. Consequently, we must establish and maintain peering relationships to maintain high network performance levels without having to pay excessive amounts for the transmission of data. These arrangements are not subject to regulation and the terms, conditions and costs can be changed by the provider over time. Internet service providers may not agree to maintain peering relationships with us, at reasonable costs or at all. Currently, we have 76 peering arrangements. If we fail to establish and maintain more peering relationships on a cost-effective basis, the costs of establishing and operating our network will be significantly greater and our business, financial condition and results of operations will be materially and adversely affected.

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


                                   Page - 18 -

WE ARE JUST BEGINNING TO EXPAND INTO INTERNATIONAL MARKETS AND MAY NOT BE SUCCESSFUL IN THESE EFFORTS.

     Until recently, we have operated only in the New York City area. We began operations in Santa Clara, California on June 17, 1999 and in London on
July 15, 1999. We are also further expanding international operations into other European cities in the near future. Because we have limited experience operating in markets other than the New York market and no experience operating internationally, we may have difficulty adapting our products and services to different market needs. We may also be unsuccessful in our efforts to market and sell these products and services to customers abroad. In addition, we may find it more difficult and expensive to hire and train employees and to manage international operations together with our U.S. operations.

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

BECAUSE WE ARE DEPENDENT ON COMPUTER SYSTEMS, A SYSTEMS FAILURE WOULD CAUSE A SIGNIFICANT DISRUPTION TO OUR BUSINESS.

     Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our new facilities in New York City, London and the San Francisco Bay area. While we have taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. We also lease telecommunications lines from local and regional carriers, whose service may be interrupted. Our business, financial condition and results of operations could be materially and adversely affected by any damage or failure that interrupts or delays our operations.


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

     We have performed a Year 2000 simulation on our software to test system readiness and found it to be compliant. We have been informed by our material hardware and software vendors that the products used by us are currently Year 2000 compliant. We have assessed the materiality of our non-information technology systems and have received assurances of Year 2000 compliance from providers of material non-information technology systems. We have tested our non-information technology systems and have found them to be Year 2000 compliant.

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

SALES OF OUR COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD HAVE ADVERSE
EFFECTS.

     The market price of our common stock could decline as a result of sales by our existing stockholders of a large number of shares of common stock in the market, or the perception that these sales may occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of July 31, 1999, we had outstanding options and warrants to purchase 3,344,132 shares of common stock at prices ranging from $5.00 to $47.75. At that date, Marc H. Bell, our President and Chief Executive Officer owned approximately 645,000 shares and had currently exercisable options to purchase 1,024,145 shares. If the holders of these shares, options and warrants were to exercise their rights and sell the shares issued to them, it could have an adverse effect on the market price of our common stock.


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


                                   Page - 24 -

PART  II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                  a. The Company held its Annual Meeting of Shareholders on
                     April 23, 1999.

                  b. The Directors elected at the Annual Meeting were:

                     Mr. Marc H. Bell          Lord Anthony St. John
                     Mr. Robert B. Bell        Mr. Tsuyoshi Shiraishi
                     Mr. Martin Fox            Mr. Sid Paterson
                     Dr. Richard Videbeck

                  c. (i) The shareholders voted on the election of directors as follows:

                  Name                               For               Withheld
                  ----                               ---               --------
                  Marc H. Bell                       3,441,840          12,798
                  Robert B. Bell                     3,441,840          12,798
                  Mr. Martin Fox                     3,441,840          12,798
                  Dr. Richard Videbeck               3,441,840          12,798
                  Lord Anthony St. John              3,441,840          12,798
                  Mr. Tsuyoshi Shiraishi             3,441,840          12,798
                  Mr. Sid Paterson                   3,441,840          12,798

                     (ii) The shareholders voted on a proposal to approve the Company's 1999 Stock Option Plan as follows:

                                    FOR                       2,391,057
                                                              ---------
                                    AGAINST                      46,492
                                                              ---------
                                    ABSTENTIONS                   5,493
                                                              ---------
                                    NOT VOTED                 1,011,396
                                                              ---------

                    (iii) The shareholders voted on a proposal to amend the Company's Certificate of Incorporation to increase the Company's authorized common stock to 75,000,000 shares, par value, $.01 as follows:

                                    FOR                       3,441,130
                                                              ---------
                                    AGAINST                      11,435
                                                              ---------
                                    ABSTENTIONS                   2,073
                                                              ---------


                                  Page - 25 -

                   (iv) The shareholders voted on a proposal to approve the amendment to Marc H. Bell's employment agreement as follows:

                                    FOR                       3,418,913
                                                              ---------
                                    AGAINST                      31,337
                                                              ---------
                                    ABSTENTIONS                   3,388
                                                              ---------
                                    NOT VOTED                     1,000
                                                              ---------

                     (v) The shareholders voted on a proposal to approve Arthur Andersen LLP as the Company's independent public accountants as follows:

                                    FOR                       3,439,640
                                                              ---------
                                    AGAINST                      13,200
                                                              ---------
                                    ABSTENTIONS                   1,798
                                                              ---------


Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


Exhibit No.       Description of Exhibit
-----------       ----------------------

10.32 Employment Agreement between Robert B. Bell and Globix dated as of July 21, 1999.

27                Financial Data Schedule.

(b) Reports on Form 8-K

None


                                   Page - 26 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Globix Corporation


Date:  August 13, 1999    By:  /s /  Marc H. Bell
                              ------------------------------------------


                          Marc H. Bell, President & CEO



Date:  August 13, 1999    By: /s /  Robert B. Bell
                              ------------------------------------------


                              Robert B. Bell, Exec. Vice President & CFO



Date:  August 13, 1999    By: /s /  Alan Levy
                              ------------------------------------------


                              Alan Levy, Treasurer and Chief Accounting Officer


                                   Page - 27 -

EXHIBIT INDEX


Exhibit No.       Description of Exhibit

10.32 Employment Agreement between Robert B. Bell and Globix dated as of July 21, 1999.


27                Financial Data Schedule.


                                   Page - 28 -