Form 10-K
period 1999-09-30
GLOBIX CORP
filed 1999-12-29
CIK 1003111

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 - K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999
                           Commission File No. 0-25615

                               Globix Corporation
             (Exact name of registrant as specified in its charter)

                  Delaware                                       13-3781263
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

139 Centre Street, New York, New York                               10013
(address of principal executive offices)                         (Zip Code)

Registrant's Telephone number, including area code:            (212) 334-8500

           Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------

Common Stock, $.01 par value           NASDAQ National Stock Exchange

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of December 2, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the NASDAQ Stock Market, was approximately $249.0 million (calculated by excluding shares owned beneficially by directors and officers).

      Number of shares of registrant's common stock outstanding as of December 2, 1999 was 8,393,228.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               Globix Corporation
                                Table of Contents

================================================================================

                                                                            Page

Part I

      Item 1.  Business .....................................................1

      Item 2.  Properties ..................................................11

      Item 3.  Legal Proceedings ...........................................11

      Item 4.  Submission of Matters To a Vote of Security Holders .........11

Part II

      Item 5.  Market For Registrant's Common Equity and Related
               Stockholder Matters .........................................12

      Item 6.  Selected Financial Data .....................................12

      Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations .........................13

      Item 7A. Quantitative and Qualitative Disclosures About
               Market Risk .................................................20

      Item 8.  Financial Statements and Supplementary Data..................21

      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure .........................21

Part III

      Item 10. Directors and Executive Officers of the Registrant ..........21

      Item 11. Executive Compensation ......................................23

      Item 12. Security Ownership of Certain Beneficial Owners and
               Management ..................................................25

      Item 13. Certain Relationships and Related Transactions ..............26

Part IV

      Item 14. Exhibits and Reports on Form 8-K.............................26

Signatures                                                                  27

Exhibits                                                                     1

                                     PART I

Item 1. Business

      We are a leading full service provider of sophisticated Internet solutions to business enterprises. Our solutions include secure and fault tolerant Internet data centers, high performance network connectivity to the Internet and support for complex web site applications. These three major elements of our total Internet solution provide our customers with the ability to scale their increasingly complex Internet operations in a cost efficient manner.

      Our customers primarily use our products and services to maintain complex computer equipment in a secure fault tolerant environment with connectivity to a high speed, high capacity, direct link to the Internet and support complex web site applications. We currently offer our products and services from our new SuperPOP facilities in New York City, London and Santa Clara, CA. Our teams of account managers, computer system and network engineers and customer support specialists are located at each SuperPOP. Our strong local market presence enables us to evaluate the needs of our customers and quickly respond with tailored solutions as needed. We also provide our customers the ability to outsource the maintenance of their web sites. Our products are flexible and scaleable, allowing us to modify the size and breadth of the services we provide. We believe that our ability to offer a broad range of Internet products and services, combined with our local sales and support professionals and high performance Internet data center facilities and network, differentiates us from our competitors.

Industry Overview

      The Internet has experienced rapid growth in the 1990's and has emerged as a global medium for communications and commerce. Internet access and value-added Internet services represent two of the fastest growing segments of the telecommunications services market. The Internet's growth is driven by a number of factors, including the large and increasing number of personal computers in the office and in the home linked to the Internet, advances in network designs, increased availability of Internet-based software and applications, the emergence of useful content and electronic commerce technologies, and convenient, fast and inexpensive Internet access. According to Dataquest/Gartner Group, an independent research firm, the total number of Internet users worldwide reached approximately 129 million in 1998 and is forecast to increase to approximately 404 million by 2003. According to Dataquest, total worldwide Internet service provider revenues, including both corporate and residential access, are projected to grow from approximately $17.0 billion in 1998 to $49.4 billion in 2003. Forrester Research, Inc, another independent research firm, has estimated that the number of U.S. enterprise businesses online will increase from approximately 1.8 million in 1998 to approximately 4.3 million in 2003.

      Businesses initially established corporate Internet sites as a means to improve internal and external corporate communications. Today, businesses are increasingly utilizing the Internet for functions critical to their core business strategies, such as sales and marketing, customer service and project coordination. The Internet presents a compelling profit opportunity for businesses as it enables them to reduce operating costs, access valuable information and reach new markets. To maintain a significant presence on the Internet, businesses typically purchase Internet access services along with the establishment of a web site. Internet access provides companies with its basic gateway to the Internet, allowing it to transfer e-mail, access information, and connect with employees, customers and suppliers. Dataquest predicts that worldwide corporate Internet access revenues will grow 27% annually from approximately $6.9 billion in 1998 to $22.7 billion in 2003. A web site provides a company with a tangible identity and interactive presence on the Internet, allowing it to post company information and automate business processes of providing product information, order entry and customer service. According to Forrester Research, revenues in the United States from value-added Internet services, such as electronic commerce and security services will grow 34% annually from approximately $3.0 billion in 1998 to $12.9 billion in 2003. Forrester Research has estimated that the market for managed Web site hosting in the United States will grow from less than $1.0 billion in 1998 to over $14.0 billion in 2003. Dataquest predicts Europe will experience similar strong growth, with corporate Internet access revenue increasing 40% annually from approximately $1.7 billion in 1998 to $9.1 billion in 2003.

      In order to ensure the quality, reliability and availability of these Internet operations, corporate information technology departments make substantial investments in developing Internet expertise and infrastructure. These information technology groups are challenged by the need to implement their organization's Internet business strategy, adopt new and rapidly changing technologies and continuously update content. The implementation, establishment and maintenance of these solutions require significant technical expertise in a number of areas, such as electronic commerce systems, security and privacy technologies, application and database programming, mainframe and legacy integration technologies and advanced user interface and multimedia production. As a result, corporate information technology departments are increasingly seeking collaborative outsourcing arrangements that can increase performance, provide continuous operation and reduce Internet operating expenses.

      A growing number of businesses using the Internet as part of their business strategy have chosen to outsource Internet application development, implementation and support, particularly the hosting and management of their Web sites and Internet applications. This follows an overall movement toward outsourcing of information technology services. According to Forrester Research, businesses in the United States are now spending approximately 25% of their overall information technology budgets on outsourced services.

      The rapidly growing need for Internet access and other Internet products and services has resulted in a highly fragmented industry with the proliferation of Internet service providers operating worldwide as well as within the United States. These ISPs primarily consist of large national and global ISPs and smaller local and regional ISPs. The large national and global ISPs are generally more focused on Internet access and rely on indirect sales, telemarketing and remote network operation centers to serve their customers. In addition, large national and global ISPs typically do not offer a full range of services. Smaller local or regional ISPs typically focus on serving their local market and lack the resources to provide and support a full range of Internet products and services. Accordingly, Globix believes that the needs of businesses for comprehensive Internet products and services are not being met by the larger national and global or smaller local and regional ISPs who constitute most of Globix's competitors.

The Globix Solution

      Globix provides its customers with a comprehensive range of Internet solutions. Many of Globix's customers do not have the network infrastructure or Internet expertise to build, maintain and support critical Internet operations. Globix's comprehensive range of products and services enable its customers to more cost-effectively address their needs without having to assemble products and services from different suppliers, Internet service providers and information technology firms, thereby significantly increasing the customer's ability to take advantage of the Internet on a timely basis. Key components of the Globix solution are:

Globix Facilities

      Internet Data Centers. Globix operates state-of-the-art SuperPOP facilities in New York City, London and Santa Clara, CA, which have increased its aggregate Internet data center capacity to approximately 63,000 square feet. The SuperPOP facilities include:

      o 192,000 square foot facilities located in New York City, containing 26,000 square feet of Internet data center space.

      o 62,000 square foot facility located in Santa Clara, California, containing a 23,000 square foot Internet data center.

      o 35,000 square foot facility located in London's West End district, containing a 14,000 square foot Internet data center.

      Electrical Infrastructure. The Globix electrical infrastructure consists of two major components; a distribution system and an emergency power generation system. The distribution system is based on redundant diverse distributed components consisting of demarcation power, power distribution units, static transfer switches, uninterruptible power supplies, and a utility service bus. The emergency power generation system consists of automatic transfer devices, emergency service bus, and emergency power generation. The Globix grounding and bonding system is designed and installed to exceed the Telecommunications Industry Association standards.

      Precision Environmental Control Systems. Globix utilizes a closed loop heat rejection system for environmental control. A closed loop system differs from an open system in regards to how heat rejection is handled. In a closed loop system the water used for heat rejection is circulated through a closed piping system and large coils on heat rejection equipment cool the water. In an open system the water is partially evaporated at a cooling tower to cool the water and must be replenished constantly. While open loop systems are more economical to install and operate, they will not function if the evaporated water is not replaced. Because Globix uses a closed loop system, in the event of a water main outage, Globix can continue to operate. The environmental control units maintain an average space temperature of 72(degree)F at 50% relative humidity. Air filtration is accomplished by the use of both pre-filters and high efficiency air filters.

      FM-200 Fire Suppression System. The Globix FM-200 fire suppression systems consist of both above and below raised floor detection systems, central control panel, abort stations, and FM-200 agent storage containers. The detection system is capable of detecting a fire condition prior to a visible smoke condition.

      Comprehensive Security System. The Globix security system incorporates distributed control with central monitoring located within the security center. The use of distributed control with central monitoring prevents tampering at any given point in the system without at least one other system being aware of the tamper. The three components of the Globix security system are a comprehensive state of the art security system, trained security personnel, and closed circuit television cameras. All primary entry and egress points have card access readers installed. All Internet Data Center and support system area entries have fingerprint biometric access devices installed. In addition, Globix security personnel man the facilities 24x7 while roving security personnel constantly police the exterior of the premises.

Globix Network

      Network Infrastructure. The Globix network infrastructure is designed to meet the service and quality requirements of businesses executing Internet based strategies. Globix network infrastructure is designed for high availability, low latency, and resiliency. Globix has instituted a general policy of keeping its network infrastructure capacity significantly underutilized. This allows for traffic spikes such as those created during large live streaming media events or sudden increases in customer usage. Globix is one of a few select service providers who perform Global "cold-potato" routing. Cold-potato routing is where Globix network equipment listens to additional routing information supplied by its peers. By listening to this information, the Globix infrastructure carries the traffic on its network to the nearest common peering or traffic exchange point. This insures the traffic is carried on a Globix controlled network and therefore would not suffer from the congestion or high latency of public networks.

      Backbone. The Globix backbone is based on Asynchronous Transfer Mode (ATM) technology that is designed for the high-speed transfer of data and offers a variety of quality of service options. Our ATM backbone rides over a protected synchronous optical network. The current Globix domestic backbone connects the Globix SuperPOPs and Globix backbone POPs with a ring topology. The London SuperPOP is connected to Globix's domestic backbone by a protected transatlantic connection. The total carrying capacity of the Globix backbone is 2.2 Gbs with a current sustained utilization of 225 Mbs. Each of these POPs is connected to the Globix backbone by multiple fault tolerant connections. In addition, Globix connects to numerous Network Access Points, Commercial Internet Exchanges, and connects to other Internet, application, and network service providers. These connections are provided by multiple carriers over multiple connections to diminish the negative impact of the loss of a single connection.

      Peering. Globix has established peering relationships with other Internet, application, and network service providers. These peering relationships take the form of either public or private peering. Public peering takes place at a network access point or commercial Internet exchange, designed for the exchange of network traffic between two service providers. Private peering involves an agreement between two service providers allowing traffic to pass between each other's networks by using connections that do not have to traverse the public Internet or public peering points. Globix currently has agreements to peer with more than 200 organizations that represent over 550 peering connections making it one of the largest peering Internet networks. Globix's current backbone connects to points of presence at the following network access points and commercial Internet exchanges; MAE-East ATM, MAE-West ATM, MAE-East FDDI, MAE-West FDDI, Ameritech NAP, Sprint NAP, Pacific Bell NAP, NASA Ames, NYIIX, LINX, LoNAP, D-GIX, AMSIX, deCIX, MIXITA, SFINX, CIXP, and VIX.

      Network Operations. Globix has constructed a global operations center located at the SuperPOP in New York City. The global operations center serves as the command, control and communications center for all of Globix's network operations, customer support centers, and points of presence. The global operations center is staffed 24x7 by teams of individuals dedicated to maintaining the highest quality of service. Network administrators located in the global operations center monitor Globix's entire network infrastructure. The network administrators are able to identify and correct network problems either themselves or by dispatching system engineers located at Globix's customer support centers. The global operations center utilizes state-of-the-art equipment and technologies, including custom applications and commercial software for the monitoring and management of network and systems services, a suite of various commercial tools customized for problem identification and resolution for both technology and non-technology assets, and a knowledge database of customer information and history. The global operations center's call center is equipped with advanced telecommunications systems, capable of automatic call distribution, automatic number identification, quality assurance recording and archiving, and intelligent call routing.

      Customer Support Center. Each of the Globix SuperPOP facilities contains a customer support center staffed 24x7. System administrators, network administrators, and Internet data center technicians staff the customer support center. These personnel are responsible for monitoring, maintenance and administration of both the Globix's SuperPOP infrastructure and customer equipment.

Globix Application Services

      Our application services allow us to meet expanding Internet operation needs of our customers in an increasingly complex Internet environment. Globix offers supports for a variety of Internet products which allow customers to take advantage of cutting-edge Internet technology. Through close relationships with leading Internet hardware and software manufactures such as Alteon, Check Point Software, Cisco, Compaq, Juniper, Micromuse, Microsoft, Netscape, Oracle, Real Networks, and Sun Microsystems, Globix is able to stay in the forefront of the newest Internet technologies. As a result customers can take advantage of the scalability that these application services can offer and eliminate the need to utilize multiple sources to meet their Internet needs.

Growth Strategy

      Globix's objective is to become the leading provider of sophisticated Internet solutions to business enterprises in key global markets. To achieve this objective, Globix intends to:

      Continue to Invest Extensively in Infrastructure. Globix intends to capitalize on the trend by corporate information technology departments to outsource critical Internet operations by continuing to make significant investments to improve and expand its infrastructure. Globix's new, geographically diverse SuperPOP facilities have increased Globix's total Internet data center capacity from approximately 2,000 square feet to approximately 63,000 square feet. In addition, Globix has established points of presence, or POPs, in Chicago, Washington D.C., Amsterdam, Frankfurt, Geneva, Milan, Paris and Stockholm. Globix also believes it can achieve significant economies of scale by leveraging the fixed costs associated with its network infrastructure and Internet data center facilities resulting in a scaleable and flexible solution for our customers. In August 1999, Globix entered into a strategic agreement with NetSat Express, Inc., a subsidiary of Globecomm Systems Inc., whereby Globix will utilize NetSat Express' satellite-based Internet access services for connection of certain foreign peering points to the U.S. Internet. Globix believes that this relationship with NetSat Express will enable it to establish a presence in global business markets that are not otherwise connected to Globix's network, and for which connecting such markets to Globix's network by traditional means would be cost prohibitive.

      Strategically Locate Near Customers. Globix's close proximity to its customers, combined with a broad range of services, makes it convenient for customers to maintain or co-locate their equipment at Globix's facilities, meet with account managers, technicians, engineers and customer support staff. Globix's new SuperPOP in New York City, London and Santa Clara, CA are strategically located near our targeted customer base of business enterprises. Globix believes that maintaining a strategic local presence near its customers provides it with an advantage over competitors that utilize with centralized telecenters and network operations centers.

      Expand Product and Service Offerings. Globix seeks to continually expand the breadth of its product and service offerings using new technologies to enable its customers to better utilize the Internet. For example, Globix has built a team focused exclusively on the use of streaming media technology. With this capability, Globix has produced and/or hosted several hundred events in a variety of industries, including live music events such as Eric Clapton, David Bowie, Rod Stewart and Korn concerts, New York State Governor George Pataki's State-of-the State address, and the keynote address by the CEO of Cisco, John Chambers at the Consumer Electronics Show. Globix also recently broadcast the Holyfield/Lewis championship boxing match. Globix intends to introduce a number of other new products and services in the near future including virtual private network, or VPN.

      Cross-sell Additional Products and Services. Globix seeks to attract and retain new customers, as well as leverage its customer base by cross-selling additional products and services to existing customers. Globix consults on a regular basis with its customers in order to better understand their growing need for Internet products and services and actively seeks to cross-sell additional products and services to address these needs. For example, Globix originally established a relationship with BPI Communications, the publisher of BillBoard and Ad week, as its computer hardware supplier. This relationship has evolved over time to include multiple dedicated access products, Internet-related equipment sales and consulting services. The new SuperPOP facilities have significantly increased Globix's capacity and enable it to more effectively sell web hosting and co-location services and value-added Internet products across its customers' geographically disparate locations. Globix believes that this strategy will expand the number of customers for its products and services and enable it to become a more integral component of its current customers' information technology infrastructure.

      Enhance the Globix Brand Name in Target Markets. Globix seeks to expand market share, increase customer loyalty and develop brand recognition in key business markets by combining targeted branding initiatives with its strong local presence. Globix has established a print advertising campaign in order to enhance brand recognition for Globix on a worldwide basis. Globix advertises in major business publications and trade journals targeted to business and technical Internet decision-makers. These publications include Fortune, Business 2.0, CIO, Computer World, Internet Week, Network Computing, Network World, PC Week, Information Week and PC Magazine in the U.S. and similar titles in the U.K. In addition, Globix has increased its presence at industry trade shows in both the U.S. and U.K., such as ISPCON, PC Expo, Streaming Media East/West, Siebold and the Internet World shows in both the U.S. and U.K. Globix plans to continue to aggressively build brand recognition by marketing its full range of services through an advertising campaign using traditional media, online campaigns and joint-promotions with key hardware and software vendors.

      Make Strategic Investments and Acquisitions. Globix may make strategic investments in smaller Internet service and design companies that couple equity growth opportunities with long-term exclusive agreements to provide dedicated Internet access, co-location and hosting services. For example, in July 1998, Globix made a $1.0 million investment in EDGAR Online, Inc., formerly Cybernet Data Systems, the publisher of the web site "Edgar-Online.com." Under that agreement, Globix has the exclusive right for a five-year period to provide EDGAR Online web hosting services. In June 1999, Globix invested an additional $1.0 million in EDGAR Online when it exercised a warrant to purchase an additional 666,667 shares of EDGAR Online common stock. Globix may also make acquisitions to deepen and broaden its market presence, expand its strengths in Internet connectivity, co-location, hosting and add to or enhance its line of Internet products and services. In August 1999, Globix made a $5.0 million investment in NetSat Express, Inc., a subsidiary of Globecomm Systems Inc., a provider of satellite-based Internet access services, digital media distribution services, and integrated data, voice and video communications services. Globix and NetSat have entered into a strategic agreement pursuant to which NetSat will acquire Internet access and virtual private network services from Globix, while Globix will utilize NetSat's Internet protocol based satellite services for connection of certain foreign peering points to the U.S. Internet. Under the terms and conditions of the Globix 13% Senior Notes due 2005, Globix has certain limitations on the aggregate amount of strategic investments.

Products and Services

      Globix provides its customers with a comprehensive range of high performance, flexible and scaleable products and services, as described below:

Co-Location

      Globix offers co-location solutions for customers who choose to own and maintain their own servers, but require the physically secure, climate-controlled environment of the Globix Internet data centers. Within its state-of-the-art Internet data centers, protected by its Uninterruptible Power Supply system, standby diesel generators with battery back-up and FM200 dry fire-suppression system, Globix offers three co-location products: (a) data cabinets, (b) cages and (c) the GloBOX(TM). The cabinet can house multiple servers, but is the smallest co-location service offering. The cabinet is lockable, outfitted for multiple, redundant network hand-offs and two power feeds. A cage, serves the needs of a larger enterprise usually deploying the most complex solutions. A Globix cage is fabricated out of 12-gauge wire mesh, and is also secure with multiple hand-offs. The GloBOX co-location offering is identical to the cage except that its walls are solid, two-ply 5mm metal, for the client demanding the highest security and anonymity and is available with a variety of security devices.

      All co-location customers are furnished with two Globix ID badges, identifying them as a Globix customer, which gives them 24 x 7 access to their equipment in our Internet data centers. This allows the customers to administer, upgrade and maintain their own equipment on there own time schedule. Alternatively, the customer can outsource the systems administration and maintenance of their site. Globix supports most leading Internet hardware and software platforms, including those from Cisco, Compaq, CheckPoint Software, Microsoft, Netscape, Storage Technologies and Sun Microsystems. This multi-vendor flexibility enables Globix to offer its clients a broad range of technology best suited to its needs.

Hosting

      Globix offers cost-efficient hosting solutions on both the NT and UNIX platforms, in either a dedicated or shared server environment. Dedicated hosting is designed for businesses with special bandwidth requirements, application requests or security needs. Globix customizes server and software configurations that tailor bandwidth, processor speeds and memory requirements to customer specific needs. Globix's hosting services are tailored to the customers whose web site demands 100% availability and scalability without significant infrastructure and overhead costs. Shared hosting implies that the customers content is on a server with several other clients. While this shared environment does not affect performance, flexibility is limited by community rules that govern the overall server. All hosting services are provided from Globix's secure, state-of-the-art Internet Data Centers, utilizing 24 x 7 monitoring systems and the power of Globix's high-capacity network.

Dedicated Internet Access

      Globix offers a variety of dedicated Internet access solutions, which provide businesses high-speed continuous access to the Internet. Globix's dedicated Internet access services are provided to customers at transmission speeds ranging from 56Kbps to 45Mbps. However, the majority of Globix's Internet access customers purchase 1.5Mbps or higher levels of service. In addition, Globix provides provisioning services, such as domain name registration, local loop provisioning, Internet address assignment, router configuration, e-mail configuration, security planning and management technical consulting services. All of Globix's Internet access customers receive 24x7 technical support. Globix also provides new access technologies, such as Digital Subscriber Lines through a strategic relationship with Covad Communications, and intends to deploy additional connectivity-related enhanced services as such services become commercially viable.

Application Services

      Streaming Media. Globix is a leading provider of streaming media services. These services include the three main components of streaming media technology: production, encoding and hosting. Production involves creating a video and/or audio recording of an event, such as a music performance, sports competition or business meeting. Encoding is converting the recording into a form that can be sent over the Internet. Hosting provides access to the encoded stream for Internet users via live, archived or pay per view formats. Globix has produced, encoded and/or hosted several hundred events including: Eric Clapton, David Bowie, Rod Stewart and Korn concerts, New York State Governor George Pataki's State-of-the State address, and a tradeshow keynote address by Cisco CEO John Chambers. We also recently webcast the Holyfield/Lewis championship boxing match and Paul McCartney's live Cavern Club concert. Globix has developed a proprietary hardware and software system, called the RoadEncode(TM), which facilitates on site encoding and streaming of live events. Globix currently has deployed five RoadEncode(TM) units and uses them to webcast multiple events. Globix believes that it is one of the few providers that offer expertise in all three components of streaming media technology.

      Electronic Commerce Solutions. Globix offers project management services of commerce-enabling solutions for its hosting and co-location customers. Some of these services include: business to consumer i.e.

shopping cart solutions, business to business, warehousing logistics and fulfillment solutions, and pay-per-view and also provides fully integrated turnkey electronic commerce solutions that simplify and facilitate online commerce.

      Collaborative and Messaging Solutions. Globix also may administer and maintain for its customers such applications as: Lotus Domino, Microsoft Exchange, email i.e. Netscape Mail, and other collaborative and messaging applications.

      Solutions Architecture. Globix solutions architects provide our customers with design resources from variety of specialized disciplines that are not readily available from their internal resources or require skill sets beyond that typically found in system administrators. Typical solutions include geographic distribution which routes internet users to the closest site, high availability server farms where high traffic volume is balanced among multiple servers, and fault tolerant network security systems.

      System & Network Administration. Globix provides full life cycle system and network administration. At project inception, Globix will install and configure applications and equipment as designed by Globix solutions architects or as specified by the customer. As most Internet business strategies require dedicated highly skilled technical resources available 24x7, it becomes evident to most businesses that these skills are not readily available within the staff core to their business. Globix offers services to its customer base at each of its SuperPOP facilities for the administration, maintenance, and problem resolution of a variety of popular operating systems and Internet based applications.

Internet Related Hardware and Software Sales

Hardware resale is an integral part of providing an end-to-end solution to Globix's customers. Globix assists its customers in identifying appropriate hardware and software components tailored for their Internet needs. Generally, Globix sells the hardware and software to its customers under reseller agreements with major vendors. Globix is authorized to sell a full range of equipment and hardware required to connect to the Internet, including servers from manufacturers such as Sun Microsystems, Compaq and Silicon Graphics, and networking components, including routers and switches, from leading manufacturers such as Cisco. Globix also provides application-specific software products including browsers, electronic mail and other solutions from a variety of leading manufacturers, including Microsoft, Netscape and Oracle, which allow its customers to navigate and utilize the Internet.

Customers

      Globix has established a diversified base of Internet customers in a variety of Internet-intensive industries, such as media and publishing, financial services, retail, healthcare and technology. Since initiating Internet services in December 1995, Globix's customer base has grown to approximately 1,550 large and medium size business customer accounts, including Acclaim Entertainment, Bloomingdale's, Earthweb, Ebookers.com, Edgar Online Inc., General Media International (Penthouse), GiftCertificates.com, Hachette Fillipacchi Magazines, MaMaMedia, Microsoft, Montefiore Medical Center, RealNetworks, Standard & Poors ,Tishman Speyer Properties and Unify Corporation.

Sales and Marketing

      Globix has built its sales and marketing approach to respond effectively to the growing opportunities in the corporate Internet market. Globix combines the technical skills and experience of its direct sales force with the sales and marketing resources available to it through its strategic alliances with selected hardware and software manufacturers. As a result, Globix offers its products and services to a broad and diverse range of customers in its targeted markets through the following sales channels and marketing efforts:

      Direct Sales. Globix maintains a direct sales force of account managers. Because they are locally based, these account managers are able to meet face-to-face with prospective customers to discuss their Internet needs and technical requirements and develop tailored solutions. Direct marketing tactics used include direct contacts with potential corporate accounts by the Account managers and computer systems engineers, direct mail, telemarketing, seminars and trade show participation. Globix has developed compensation and training programs to attract and train high quality, motivated Account managers. As of September 30, 1999, Globix had a direct sales force including over 100 account managers.

      Strategic Alliances. Globix has established a number of strategic alliances with selected computer hardware and software manufacturers, including Microsoft, Sun Microsystems, Check Point Software and RealNetworks. These alliances give Globix access to potential Internet service customers in the manufacturers' customer base, while enabling the manufacturers to offer their customers an integrated package of hardware, software and Internet services and products. Globix also seeks to establish multi-tier distribution relationships with suppliers and other sales agents and representatives, either directly or through distributors. In August 1999, Globix established a strategic relationship with NetSat Express to assist in the deployment of satellite-based Internet access services to Globix's customers. Globix believes that these strategic alliances provide Globix the opportunity to cost-effectively add new customers. Globix jointly markets with these vendors through direct mail programs, joint seminar development and joint trade show involvement.

      Marketing. Globix's marketing program is intended to build national and local strength and awareness of the Globix brand. Globix uses print and electronic media advertising in targeted markets and publications to enhance awareness and acquire leads for its direct sales team. Globix's print advertisements are placed in business magazines, trade journals, local technology sections of newspapers and special-interest publications. Globix creates brand awareness by participating in industry trade shows such as Internet World and PC Expo. Globix also uses direct mailings, telemarketing programs, Internet marketing, joint marketing and promotional efforts to reach new corporate customers. The corporate website at www.globix.com is where customers and prospects are directed for information about Globix products and services. Inquires are handled via web based electronic forms. The website is promoted through links with alliance partners' web sites, paid banners and print promotions and is a strategic to Globix customer service and brand identity.

Competition

      The market served by Globix is intensely competitive, and competition is increasing. There are few substantial barriers to entry, and Globix expects that it will face additional competition from existing competitors and new market entrants in the future.

      Globix believes that superior facilities, a reliable network, a broad range of quality products and services, a knowledgeable sales force and the quality of customer support currently are the primary competitive factors in Globix's targeted market and that price is generally secondary to these factors. Globix's current and potential competitors in the market include other Internet service providers and global, regional, and local telecommunications companies.

      Other Internet service providers. Globix's current and potential competitors in the market include Internet service providers with a significant national or global presence that focus on business customers, such as DIGEX, Exodus, Global Crossings' GlobalCenter, NaviSite, PSINet and UUNET. While Globix believes that its level of customer service and support and target market distinguish it from these competitors, many of these competitors have greater financial, technical, and marketing resources, larger customer bases, greater name recognition, and more established relationships in the industry than Globix.

      Telecommunications Carriers. Many long distance and cable companies including, AT&T, British Telecom, Cable & Wireless, Level 3, MCI WorldCom, Qwest, and Sprint offer Internet access services and compete with Globix. Recent changes in federal regulation have created greater opportunities for telecommunications companies to enter the Internet access market. Globix believes that there is a move toward horizontal integration by telecommunications companies through acquisitions of or joint ventures with ISP's to meet the Internet access requirements of the business customers of long distance and local carriers. Accordingly, Globix expects that it will experience increased competition from the traditional telecommunications carriers. In addition to their greater network coverage, market presence, and financial, technical, and personnel resources, many of these telecommunications carriers also have large existing commercial customer bases.

      Other Competitors. Because Globix offers a broad range of products and services, it encounters competition from numerous businesses that provide one or more similar products or services. For example, Globix encounters competition from numerous manufacturers and resellers of computer equipment and providers of video streaming. Globix does not believe that any of the competitors in its target market offer as broad a range of Internet products and services.

Government Regulation

      In the United States and the other countries in which Globix conducts its business, Globix is not currently subject to direct regulation other than pursuant to laws applicable to businesses generally, including business operating on the Internet. However, it is likely that laws and regulations will be adopted implemented and challenged at the international, federal, state or local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations are currently being considered by federal, state and foreign legislatures with respect to such issues. The nature of any new international, federal, state or local laws and regulations and the manner in which existing laws and regulations may be interpreted and enforced cannot be fully determined. The adoption of any future laws or regulations or the adverse application of existing laws to the Internet industry might decrease the growth of the Internet, decrease demand for services of Globix, impose taxes or other costly technical requirements or otherwise increase the cost of doing business or in some other manner have a material adverse effect on Globix or its customers, each of which could have a material adverse effect on Globix's business, results of operations and financial condition.

Employees

      As of September 30, 1999, Globix had approximately 450 full-time employees: approximately 390 in the United States and 60 outside the United States, including approximately 150 in technical / operational and customer service, 170 in sales and marketing and 130 in general and administrative positions. In addition to its full-time employees, Globix also employs part-time personnel from time to time in various departments. None of Globix's employees are covered by a collective bargaining agreement. Globix believes that its employee relations are satisfactory.

      The following is a list of our executive officers as of September 30, 1999.

Name              Age   Title
----              ---   -----
Marc H. Bell      32    Chairman, Chief Executive Officer and Chairman of the
                         Board of Directors
Robert B. Bell    60    Executive Vice President, Business Development and
                         Director
Marc Jaffe        32    Senior Vice President, Chief Operating Officer
Anthony Previte   34    Senior Vice President, Chief Technology Officer
Brian L. Reach    44    Senior Vice President, Chief Financial Officer

Forward Looking Information

      This Report on Form 10-K contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, potential expansion into new markets, and anticipated customer demand for our existing and future products and services. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage the inclusion of prospective information so long as those statements are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, changes in customer purchasing policies and practices, the ability to raise additional capital to finance expansion, large existing debt obligations, history of operating losses, our ability to integrate, operate and further expand and upgrade our network, failure by Qwest to deliver our dedicated network, failure to maintain adequate peering relationships, encountering competition from numerous other businesses that provide similar products and services and the risks inherent in new product and service introductions and the entry into new geographic markets. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" appearing in our other periodic reports and documents filed with the Securities and Exchange Commission.

Item 2. Properties

      In July 1998, Globix purchased the land and the nine-story building located at 139 Centre Street, New York, New York.

      Globix also leases approximately 32,000 square feet at 295 Lafayette Street, New York, New York. This facility houses the Globix's original New York Internet Data Center and certain administrative offices.

      In July 1998, Globix signed a triple net lease commencing January 15, 1999 to rent space in Santa Clara, California. In October 1998, Globix signed a lease for the rental of space at Prospect House, 80 New Oxford Street, London, England. Construction at both of these facilities was completed in June/ July 1999 and houses a SuperPOP, which includes an Internet Data Center, and facilities for technical, sales and administrative personnel.

      As of September 30, 1999 the following table sets forth-additional information concerning Globix's facilities:

                                 Leased property   Approximate number of gross
Location                         expiration date   square feet
--------                         ---------------   ---------------------------

139 Centre Street                Owned             160,000
New York, New York

295 Lafayette Street             2007              32,000
New York, New York

2807 Mission College Boulevard   2014              62,000
Santa Clara, California

Prospect House                   2014              35,000
80 New Oxford Street
London, England

      The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3. Legal Proceedings

            We are not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      During the fourth quarter of Globix's fiscal year ended September 30, 1999 there were no matters submitted to a vote of security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

            (a) Globix's Common Stock is traded on the NASDAQ National Market System under the symbol GBIX. The following table indicates high and low bid prices for the periods indicated based upon information supplied by NASDAQ, Inc. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following figures are for the fiscal year ended September 30.

      1999                                               Low       High
      ----                                               ---       ----
      first quarter..................................    $ 4       $ 13 15/16
      second quarter.................................     10 1/8     45 1/2
      third quarter..................................     27         65
      fourth quarter.................................     31 1/2     51 1/8

      1998                                               Low       High
      ----                                               ---       ----
      first quarter..................................    $ 4       $ 9 3/16
      second quarter.................................      4 3/8    12
      third quarter..................................      9 1/16   15 15/16
      fourth quarter.................................      5 3/16   14 5/16

            (b) Number of Holders of Common Stock. The number of holders of record of Globix's Common Stock on December 2, 1999 was 92. In addition, management believes Globix common stock is held by in excess of 400 other shareholders whose shares are held in street name by various banks and securities firms.

            (c) Dividends. There were no dividends or other distributions made by Globix during the fiscal year ended September 30, 1999. Under the terms of the Globix's 13% Senior Notes due 2005, Globix's ability to pay cash dividends is contractually limited. It is anticipated that cash dividends will not be paid to the holders of Globix's Common Stock in the foreseeable future.

            (d) Subsequent Event. On December 9, 1999, Globix's Board of Directors approved a two-for-one stock split of Globix's outstanding shares of common stock. The stock split will entitle each stockholder of record at the close of business on December 20, 1999 to receive one additional share of common stock for every one share owned. The additional shares will be distributed by Globix's transfer agent on, or about, December 30, 1999.

Item 6. Selected Financial Data

            The following table sets forth for the periods indicated selected consolidated financial and operating data for Globix. The consolidated balance sheet data and consolidated statement of operations data as of and for the nine months ended September 30, 1995 has been derived from our Consolidated Financial Statements. We changed our fiscal year end from December 31 to September 30 in 1995. Consequently, the 1995 fiscal year consisted of nine months. The consolidated balance sheet data and consolidated statement of operations data as of and for the years ended September 30, 1996, 1997, 1998 and 1999 have been derived from our Consolidated Financial Statements. The following selected consolidated financial and operating data are qualified by and should be read in conjunction with our more detailed Consolidated Financial Statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8 of this Form 10-K.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
                (In thousands of U.S. dollars, except per share)

                                             Nine - Months
                                                Ended                  Year Ended September 30,
                                              ---------    ------------------------------------------------
                                                1995         1996         1997         1998         1999
                                              ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:

Revenue                                       $   8,738    $  10,374    $  17,400    $  20,595    $  33,817
Operating costs and expenses:
  Cost of revenue                                 7,292        8,599       13,699       13,322       22,184
  Selling, general and administrative             1,247        3,244        6,036       10,696       36,495
  Depreciation and amortization                      68          214          675        1,310        6,329
                                              ---------    ---------    ---------    ---------    ---------
  Total operating costs and expenses              8,607       12,062       20,410       25,328       65,008

Income(loss) from operations                        131       (1,688)      (3,010)      (4,733)     (31,191)
Interest and financing expense                      (73)        (326)        (177)      (8,376)     (18,386)
Interest income                                      --          121           72        1,953        6,192
Net income(loss)                              $      39    $  (1,893)   $  (3,115)   $ (11,156)   $ (43,385)
                                              =========    =========    =========    =========    =========

Basic and diluted loss per share              $    0.02    $   (0.72)   $   (1.01)   $   (3.08)   $   (6.91)
                                              =========    =========    =========    =========    =========

Weighted average common shares
     Outstanding-
      basic and diluted                           1,725        2,633        3,075        3,626        6,279
                                              =========    =========    =========    =========    =========

                                             Nine - Months
                                                Ended                  Year Ended September 30,
                                              ---------    ------------------------------------------------
                                                1995         1996         1997         1998         1999
                                              ---------    ---------    ---------    ---------    ---------
OTHER FINANCIAL DATA:

Cash flows used in operating activities       $     306    $   1,877    $   2,532    $     115    $  36,897
Cash flows used in investing activities       $     150    $   2,355    $   1,542    $  97,387    $  58,774
Cash flows provided by financing activities   $     356    $   6,352    $   4,133    $ 156,344    $ 135,589
Capital expenditures                          $     150    $   1,955    $   1,542    $  23,270    $  83,434

                                                                       September 30,
                                              --------------------------------------------------------------
                                                1995         1996         1997         1998         1999
                                              --------------------------------------------------------------
BALANCE SHEET DATA:

Cash, cash equivalents and marketable
  securities                                  $     222    $   2,342    $   2,401    $  76,111    $ 111,412
Restricted cash and investments               $      --    $     400    $     325    $  60,480    $  45,039
Working capital                               $     180    $   3,468    $   1,980    $  75,859    $ 101,216
Total assets                                  $   2,962    $   7,810    $  11,025    $ 182,226    $ 302,518
Current portion of debt                       $     788    $      39    $   2,336    $   2,398    $   2,088
Long-term debt, less current portion          $      47    $      --    $     923    $ 159,091    $ 161,005
Stockholders' equity                          $     299    $   6,090    $   5,014    $   2,719    $ 106,405

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of this Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations that involve risks and uncertainties.

General

      Globix was founded in 1989 as a value-added reseller, or VAR, primarily focused on providing custom computer hardware and software solutions for desktop publishing. By 1995, Globix recognized the growing demand by businesses for electronic information delivery and began to re-shape its corporate strategy to focus on offering Internet products and services. In early 1996, Globix raised net proceeds of approximately $7.4 million through an initial public offering of its common stock and subsequently, began to offer Internet access products and services to business customers. In 1997, Globix expanded its product and service offerings beyond Internet access and began to offer a range of end-to-end Internet solutions designed to enable its customers to more effectively capitalize on the Internet as a business tool.

      In 1998, Globix undertook a major expansion plan in order to more aggressively pursue opportunities resulting from the tremendous growth of the Internet. In April 1998, Globix completed a $160.0 million debt financing to fund the expansion of its physical facilities and the acquisition and build-out of its network backbone. Globix has completed construction of the new state-of-the-art SuperPOP facilities in New York City, London and Santa Clara, CA and has begun operations at each facility. The new SuperPOP increase Globix's total Internet Data Center capacity to approximately 63,000 square feet.

      In March 1999, Globix completed a public offering of 4,000,000 shares of its common stock, resulting in proceeds to Globix, after expenses, of approximately $136.6 million. The proceeds from that offering are being used to fund the continued expansion of Globix's network and for general corporate purposes.

      Globix reports its results of operations in two operating segments: (i) the "Internet Division" and (ii) the "Server Sales and Integration Division." The Internet Division provides dedicated Internet access, hosting, co-location, application services (such as streaming media, electronic commerce, and collaborative and messaging solutions ) and solutions architecture and system administration. The Server Sales and Integration Division provides Internet-related hardware and software sales and systems and network integration. Since 1996, revenue from the Internet Division have grown significantly as a percentage of total revenue from 6.2% to over 39% in 1999. Globix expects that the Internet Division revenues will continue to grow as a percentage of total revenues.

      Globix continues to derive a portion of its total revenues from sales of third-party hardware and software, including workstation web and database servers, network equipment, and server and application software. Globix intends to continue to offer higher-margin workstation, server and software components as a complement to its Internet solutions. Globix maintains a limited inventory of hardware and software and typically purchases such products from third-party vendors only after receipt of a customer order. The second largest component of Globix's total revenues is derived from providing dedicated Internet access services to business customers. Globix's Internet access customers typically sign one or two-year contracts that provide for fixed, monthly-recurring service fees and a one-time installation fee. Globix also derives revenues from web hosting and co-location services based upon its customers' bandwidth requirements, including charges for fixed amounts of bandwidth availability and incremental fees for additional bandwidth use. In addition to fees based on bandwidth, Globix charges its co-location customer's monthly fees for the use of its physical facilities. Globix's web hosting and co-location contracts typically range from one to two years. Application services are charged on a monthly, fixed price or time and materials basis.

      Cost of revenues for the Server Sales and Integration Division consist primarily of acquisition costs of third-party hardware and software. Cost of revenues for the Internet Division consist primarily of telecommunications costs for Internet access, hosting and co-location customers and direct labor costs for, application services. Telecommunications costs include the cost of providing local telephone lines into the Globix SuperPOP, costs related to the use of third-party networks, and costs associated with leased lines. Cost of revenues for web development and application services consist of labor and overhead costs for the personnel performing such services, including the cost of project management, quality control and project review.

      Selling, general and administrative expenses consist primarily of sales and marketing personnel and related occupancy costs; advertising costs; salaries and occupancy costs for executives, financial and administrative personnel; and personnel recruitment and related operating expenses associated with network operations, customer service and field services. Globix has recently hired a number of members of its senior management. Globix is in the process of hiring a significant number of additional personnel to staff its three new SuperPOP facilities and to expand its sales and marketing, network operations, customer service and field services personnel. Accordingly, Globix expects selling, general and administrative expenses to continue to significantly increase for the foreseeable future.

      Depreciation and amortization expense increased significantly in fiscal 1999 due to the expansion of the SuperPOP facilities. Globix depreciates its capital assets on a straight-line basis over the useful life of the assets, ranging from 5 to 40 years. Globix began to recognize depreciation expense in the year ended September 30, 1999 for its new SuperPOP in New York, London and Santa Clara, CA upon commencement of operations at each of these facilities. In addition, debt discount and issuance costs of $8.9 million relating to its $160.0 million debt financing, is being amortized over seven years using the effective interest method.

      Globix historically has experienced negative cash flow from operations and has incurred net losses. Globix's ability to generate positive cash flow from operations and achieve profitability is dependent upon Globix's ability to continue to grow its revenue base and achieve further operating efficiencies. For the years ended September 30, 1999, 1998 and 1997, Globix generated positive(negative) cash flows from operations of approximately $(36.9) million, $0.1million and $(2.5) million, respectively, and incurred net losses of approximately $43.4 million, $11.2 million and $3.1million, respectively. Globix expects to continue to experience negative cash flow from operations and to incur net losses as a result of its significant investment in the expansion of its physical facilities, the establishment of its network backbone, the hiring of additional personnel and the interest expense related to the $160.0 million debt financing. As of September 30, 1999, Globix had an accumulated deficit of approximately $59.6 million.

Year Ended September 30, 1999 as Compared to the Year Ended September 30, 1998

Results of Operations

      Revenue. Total revenue for the year ended September 30, 1999 increased 64.2% to $33.8 million from $20.6 million for the year ended September 30, 1998. Revenue from the Internet Division for the year ended September 30, 1999 increased 102% to $13.0 million from $6.4 million for the year ended September 30, 1998. This increase was primarily attributable to the opening of Globix's three new SuperPOP and the related increase in the number of customers to which Globix provides Internet connectivity, hosting and co-location services. Also contributing to the increase is an improvement in the average annual revenue realized per new business customer and an increase in the business account retention rate. Revenue from the Server Sales and Integration Division increased 47% to $20.8 million for the year ended September 30, 1999 from $14.1 million for the year ended September 30, 1998. This increase was primarily attributable to lower unit sales partially offset by a planned shift in product mix toward higher priced and higher margin products. The increase in percentage of Internet Division revenues as a percentage of total revenues reflects Globix's continued shift in product mix toward Internet related sales.

      Cost of Revenue. Cost of revenue for the year ended September 30, 1999 was $22.2 million or 65.6% of total revenues as compared to $13.3 million or 64.7% of total revenues for the year ended September 30, 1998. The increase in cost of revenue was primarily attributable to an increase in data transmission costs because of higher network operating and maintenance associated with the expansion of the network backbone. As utilization of the network increases in future years, Globix expects to realize a reduction in per unit data transmission costs due to the network's scalability and fixed cost structure.

      Selling, General and Administrative. Selling, general and administrative expenses for the year ended September 30, 1999 were $36.5 million or 108% of total revenues as compared to $10.7 million or 51.9% of total revenues for the year ended September 30, 1998. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in sales and marketing, engineering, training and administration personnel necessitated by the growth in Internet-related operations. The number of employees increased from approximately 170 as of September 30, 1998 to approximately 450 as of September 30, 1999. Marketing expenses increased to $4.8 million for the year ended September 30, 1999 from $1.3 million for the year ended September 30, 1998. The marketing increase is principally attributable to costs related to a branding and advertising campaign.

      Interest and Financing Expense and Interest Income. The increase in interest expense is a result of interest costs associated with the $160.0 million debt financing being recorded for a full year in fiscal 1999. This interest expense was partially offset by an increase in interest income related to the increased cash position derived from the net proceeds of the secondary public offering in March 1999. Globix is also amortizing debt discount and issuance costs of $8.9 million relating to the $160.0 million debt financing over seven years using the effective interest method.

      Depreciation and Amortization. Depreciation and amortization increased to $6.3 million for the year ended September 30, 1999 as compared to $1.3 million for the year ended September 30, 1998. The increase was primarily related to the construction costs and equipment purchased for the network infrastructure enhancements of the three SuperPOP during the year ended September 30, 1999. We anticipate that our depreciation and amortization expenses will continue to increase significantly as we expand our network and data centers.

      Net Loss and Loss per Share. As a result of the above, Globix reported a net loss of $43.4 million or $6.91 per share for fiscal 1999 as compared to a net loss of $11.2 million or $3.08 per share for the year ended September 30, 1998.

Year Ended September 30, 1998 as Compared to the Year Ended September 30, 1997

Results of Operations

      Revenue. Total revenue for the year ended September 30, 1998 increased 18.4% to $20.6 million from $17.4 million for the year ended September 30, 1997. Revenue from the Server Sales and Integration Division for the year ended September 30, 1998 decreased 5.6% to $14.1 million from $15.0 million for the year ended September 30, 1997. This decrease was primarily attributable to lower unit sales partially offset by a planned shift in product mix toward higher priced and higher margin products. Revenues from the Internet Division increased 167.1% to $6.4 million for the year ended September 30, 1998 from $2.4 million for the year ended September 30, 1997. This increase was primarily attributable to an increase in the number of customers to which Globix provided Internet connectivity. The increase in percentage of Internet Division revenues as a percentage of total revenues reflected the Globix's shift in product mix toward Internet related sales.

      Cost of Revenue. Cost of revenue for the year ended September 30, 1998 was $13.3 million or 64.7% of total revenues as compared to $13.7 million or 78.7% of total revenues for the year ended September 30, 1997. The decrease in cost of revenue in absolute dollars and as a percentage of total revenues was primarily a result of an increase in higher margin Internet revenues as a percentage of total revenue.

      Selling, General and Administrative. Selling, general and administrative expenses for the year ended September 30, 1998 were $10.7 million or 51.9% of total revenues as compared to $6.0 million or 34.7% of total revenues for the year ended September 30, 1997. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in sales and marketing, engineering, training and administration personnel necessitated by the growth in Internet-related operations. The number of employees increased from 90 as of September 30, 1997 to approximately 170 as of September 30, 1998. Globix increased expenditures in advertising from $0.325 million for the year ended September 30, 1997 to $1.3 million for the year ended September 30, 1998.

      Interest and Financing Expense and Interest Income. The increase in interest expense is a result of the $160.0 million debt financing completed in April 1998. The increase in interest income reflects the increased cash position derived from the net proceeds of the debt financing. Globix is amortizing debt discount and issuance costs of $8.9 million relating to the $160.0 million debt financing over seven years.

      Depreciation and Amortization. Depreciation and amortization increased to $1.3 million for the year ended September 30, 1998 as compared to $675,000 for the year ended September 30, 1997. The increase was primarily related to equipment purchased for use in the Internet Division during the year ended September 30, 1998.

      Net Loss and Loss per Share. As a result of the above, Globix reported a net loss of $11.2 million or $3.08 per share for fiscal 1998 as compared to a net loss of $3.1 million or $1.01 per share for the year ended September 30, 1997.

Income Taxes

      In fiscal 1999, we generated a pretax U.S. book loss of approximately $40.6 million and pretax non-U.S. book loss of approximately $2.8 million. As of September 30, 1999, we had net operating loss carryforwards of approximately $55.9 million for U.S. income tax purposes. The use of the U.S. net operating loss carryforwards may be subject to limitations under the rules regarding a change in stock ownership as determined by the Internal Revenue Code. These U.S. net operating loss carryforwards may be carried forward in varying amounts until 2019. Additionally, at September 30, 1999, we had net operating loss carryforwards of approximately $3.3 million from the United Kingdom subsidiaries, which do not expire under U.K. tax rules.

      We have provided a valuation allowance against our deferred tax assets since realization of these benefits cannot be reasonably assured. The change in valuation allowance was an increase of $16.0 million and $5.5 million in 1999 and 1998, respectively. We did not recognize any current or deferred income tax expense or benefit for any of the three years ended September 30, 1999.

Segment Information

Globix's activities fall within two operating segments: the Internet Division and the Server Sales and Integration Division. The following table sets forth industry segment information for the years ended September 30, 1999, 1998 and 1997(All dollars in 000's):

                                                Year ended September 30,
                                           1999           1998           1997
                                        ---------      ---------      ---------

Revenues:
Internet                                $  13,033      $   6,448      $   2,414
Server sales and integration               20,784         14,147         14,986
                                        ---------      ---------      ---------
Consolidated                            $  33,817      $  20,595      $  17,400
                                        =========      =========      =========
Operating income (loss):
Internet                                $ (13,001)     $   1,146      $     (84)
Server sales and integration                1,019            721           (379)
Corporate (1)                              19,209          6,600          2,547

                                        ---------      ---------      ---------
Consolidated                            $ (31,191)     $  (4,733)     $  (3,010)
                                        =========      =========      =========

Identifiable assets:
Internet                                $  57,503      $   7,808      $   2,105
Server sales and integration                6,074          3,732          5,782
Corporate                                 238,941        170,726          3,138

                                        ---------      ---------      ---------
Consolidated                            $ 302,518      $ 182,266      $  11,025
                                        =========      =========      =========

(1) Includes unallocated corporate. Such amounts include executive compensation of $1,482, $824 and $616, respectively, for the years ended September 30, 1999, 1998 and 1997, as well as rent, payroll for administrative staff and professional fees.

Liquidity and Capital Resources

      We have historically had losses from operations, which have been funded primarily through borrowings, including and capital lease financings from vendors and financial institutions, and through the issuance of debt and equity securities. In fiscal 1999, we received net proceeds of approximately $136.6 million from equity financings.

      On November 8, 1999 Globix announced an agreement to issue $80.0 million in new Series A Convertible Preferred Stock to Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand the build-out of the Globix state-of-the-art SuperPOP Internet Data Centers in Europe and the United States. The Preferred Stock is convertible into common stock at any time and cannot be called for redemption for five years. Under the agreement, the Series

A Convertible Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend rate of 7.5% payable quarterly in cash or additional Preferred Stock at the option of Globix. The conversion price of $40.00 per share represented a premium of 25% over the October 25, 1999 closing price, is the date when the terms of the transaction were agreed. The transaction closed on December 3, 1999 and, as a result, Hicks Muse owns approximately 19% of Globix's outstanding common stock on an as converted basis.

Cash Flows for the Years Ended September 30, 1999, 1998 and 1997

      Cash flows (used in) provided by operating activities were ($36.9) million in 1999, $0.1 million in 1998 and ($2.5) million in 1997. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In all three years, our net losses were the primary component of cash used in operating activities, offset by significant non-cash depreciation and amortization expenses relating to our build out of our network assets and non-cash amortization of debt discount and issuance costs.

      Cash flows used in investing activities were $58.8 million for 1999, $97.4 million for 1998 and $1.5 million for 1997. Investments in our network and facilities during 1999 resulted in total additions to fixed assets of $83.4 million. Of this amount, $14.7 million was financed under financing arrangements or remained in accounts payable at year-end, and $68.7 million was expended in cash. For 1998, total additions were $23.2 million, of which $7.8 million was financed under equipment financing agreements or remained in accounts payable at year-end and $15.4 million was expended in cash, and for 1997, additions were $1.5 million, with $0.5 million financed and $1.0 million expended in cash.

      During 1998, $73.0 million from the proceeds of the 13% Senior Notes offering was invested in marketable securities, investments and restricted cash. During 1999, $30.6 million of these investments were liquidated for interest payments, capital expenditures, operating cash flow and strategic investments.

      Cash flows provided by financing activities were $135.6 million for 1999, $156.3 million for 1998, and $4.1 million for 1997. In 1999, Globix received net proceeds from the issuance of common stock of $136.6 million and $1.9 million of proceeds from the exercise of stock options and warrants. In 1998, Globix received net proceeds from the issuance of Senior Notes of $153.4 million and $4.9 million of proceeds from the exercise of stock options and warrants. In 1997, Globix completed a private placement for proceeds of $2.1 million ($600, of which was received in 1998). In 1999, 1998 and 1997, Globix made repayments aggregating $3.2 million, $0.4 million, and $0.2 million, respectively, on our capital lease obligations and notes payable.

      As of September 30, 1999, we had $156.5 million of cash, cash equivalents, restricted cash, restricted investments and marketable securities. At September 30, 1999, Globix had working capital of approximately $101.2 million, as compared to working capital of approximately $75.9 million at September 30, 1998. Working capital increased $25.3 primarily because of the $136.6 million net proceeds from the secondary offering partially offset by the net loss of $43.4 million (including $6.3 million of non-cash depreciation and amortization expense and approximately $0.1 million of non-cash amortization of debt discount and issuance costs).

Capital Structure

      Globix's capital structure at September 30, 1999 consisted of 13% Senior Notes, capital lease obligations, preferred stock and common stock. Prior to the December 3, 1999 closing of the Hicks Muse investment there were no outstanding shares of preferred stock.

      Total borrowings at September 30, 1999 were $163.1 million, which included $2.1 million in current obligations and $161.0 million in Senior Notes and long-term capital lease obligations.

Commitments, Capital Expenditures and Future Financing Requirements

      As of September 30, 1999, Globix had commitments to certain telecommunications vendors totaling $41.3 million payable in various years through 2017. Additionally, Globix has various agreements to lease office space and facilities and, as of September 30, 1999, Globix is obligated to make future minimum lease payments of $49.8 million on non-cancelable operating leases expiring in various years through 2014.

      In October 1998, Globix entered into an Indefeasible Right of Use ("IRU") agreement with Qwest Communications Corporation ("Qwest"), under which Globix has the exclusive right to use portions of Qwest's planned 18,449-mile MacroCapacity fiber network for a twenty-year period. Globix will initially have the right to use fiber link from the United States to the United Kingdom. Globix is currently committed to Qwest for a fee of approximately $9.2 million of which it paid approximately $0.9 million at contract signing.

      We presently believe, based on the flexibility we expect to have in the timing of orders of bandwidth, in outfitting our points-of-presence with appropriate telecommunications and computer equipment, and in controlling the pace and scope of our anticipated build-out of our Internet network, that we will have a reasonable degree of flexibility to adjust the amount and timing of such capital expenditures in response to our then existing financing capabilities, market conditions, competition and other factors. Accordingly, we believe that working capital generated from operations, together with other existing working capital, from existing credit facilities, from capital lease financings, and from future equity or debt financings, which we presently expect to be able to obtain when needed, will be sufficient to meet the currently anticipated working capital and capital expenditure requirements of our operations. There can be no assurance, however, that we will have access to sufficient additional capital and/or financing on satisfactory terms to enable us to meet our capital expenditure and working capital requirements.

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

State of Readiness. Globix has completed our assessment of the Year 2000 readiness of its information technology ("IT") systems, including the hardware and software that enable Globix to provide and deliver its solutions, and its non-IT systems. Globix's assessment consisted of (i) quality assurance testing of its internally developed proprietary software and systems; (ii) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of Globix's solutions to its customers; (iii) contacting vendors of material non-IT systems;
(iv) assessment of repair or replacement requirements; (v) implementation; and
(vi) creation of contingency plans in the event of Year 2000 failures. Globix will continue to perform Year 2000 simulations on its software to test system readiness as new systems are deployed. Based on the results of the Year 2000 simulation testing, Globix has revised and updated the code of its software and systems as necessary to improve the Year 2000 compliance of its software. Globix has been informed by its vendors of material hardware and software components of its IT systems that the products used by Globix are currently Year 2000 compliant. Globix has assessed the materiality of its non-IT systems and has obtained assurances of Year 2000 compliance from providers of material non-IT systems.

Costs. To date, Globix has not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, the Company does not believe material additional amounts will be expended related to further revisions to its software and systems. Although the Company does not anticipate that such expenses will be material, such expenses, if higher than anticipated, could have a material adverse effect on Globix's business, results of operations and financial condition.

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

Contingency Plan. Globix plans to fully staff all SuperPOP facilities to provide high levels of resources in the event of unforeseen circumstances.

Conversion to the Euro

      On January 1, 1999, eleven of the fifteen member countries of the European Union established a fixed conversion rate between their existing sovereign currencies and a new currency called the "Euro." These countries have agreed to adopt the Euro as their common legal currency on that date. The Euro trades on currency exchanges and is available for non-cash transactions. Thereafter and until January 1, 2002, the existing sovereign currencies will remain legal tender in these countries. On January 1, 2002, the Euro is scheduled to replace the sovereign legal currencies of these countries.

      Globix's international expansion to date has been primarily in the United Kingdom, which has not adopted the Euro. Globix does not anticipate that the implementation of the Euro will have a material adverse effect on its business operations as the operations of Globix expands into other European countries. However there are no assurances that the implementation of the Euro will not have a material adverse affect on Globix's business, financial condition and results of operations. In addition, Globix cannot accurately predict the impact the Euro will have on currency exchange rates or Globix's currency exchange risk.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

      At September 30, 1999, we had financial instruments consisting of fixed rate debt, marketable securities and other investments. The substantial majority of our debt obligations consist of the Senior Notes, which bear interest at 13% and mature May 1, 2005. Annual maturities of our capital lease obligations are as follows: $2.4 million in 2000, $2.1 million in 2001, $0.8 million in 2002, $0.1 million in 2003, $0.1 million in 2004 and thereafter. At September 30, 1999, the fair value of Globix's Senior Notes was $139.2 million.

      Marketable securities include Globix's strategic investment in Edgar On-Line, a publicly traded entity, which is recorded at its fair market value. Globix does not hedge its exposure to fluctuations in the value of its equity securities.

      Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At September 30, 1999, all of our investments are due to mature within twelve months except $36.2 million and the carrying value of such investments approximates fair value. At September 30, 1999, $45.0 million of our cash, restricted cash and investments were restricted in accordance with the terms of our financing arrangements.

      We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

      Globix is also subject to market risk associated with foreign currency exchange rates. Globix's current business plan includes the expansion of the U.K. operation and further construction of facilities in Europe in fiscal year 2000. To date, Globix has not utilized financial instruments to minimize its exposure to foreign currency fluctuations. Globix will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future.

Item 8. Financial Statements

      Financial Statements are attached hereto following page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During fiscal years 1999 and 1998 there were no changes in or disagreements with Globix's independent accountant on accounting or financial disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      As of September 30, 1999, Globix's directors and executive officers were as follows:

Name                     Age                       Position
---------------------    ---   -------------------------------------------------
Marc H. Bell             32    Chairman, Chief Executive Officer and Director
Robert B. Bell           60    Executive Vice President, Business Development
Marc Jaffe               32    Senior Vice President, Chief Operating Officer
Anthony Previte          34    Senior Vice President, Chief Technology Officer
Brian L. Reach           44    Senior Vice President, Chief Financial Officer
Alan Levy                36    Treasurer and Chief Accounting Officer
Lord Anthony St. John    42    Vice President, Business Development and Director
Tsuyoshi Shiraishi       54    Director
Martin Fox               63    Director
Dr. Richard Videbeck     75    Director
Sid Paterson             58    Director

      Marc H. Bell has been the President and Chief Executive Officer since he founded Globix in 1989. Mr. Bell has appeared on numerous television broadcasts and has been quoted in several national publications regarding Internet-related topics. Mr. Bell is a member of the Board of Directors of Edgar Online, the "publisher" of the web site Edgar-Online.com. Mr. Bell has a B.S. degree in accounting from Babson College and a M.S. degree in Real Estate Finance from New York University. Mr. Bell is the son of Robert B. Bell.

      Robert B. Bell, Executive Vice President, Business Development since August 1999, prior to that he served as Executive Vice President and Chief Financial Officer of Globix since 1994. Mr. Bell is also the Managing Director of Globix's UK subsidiary, Globix Limited. Prior to joining Globix, Mr. Bell spent three years at Coopers & Lybrand. Thereafter, he was a practicing attorney in New York City at the firm of Bell, Kalnick, Beckman, Klee and Green, which Mr. Bell founded in the early 1970s, and specialized in taxation, investments and international real estate joint ventures. He is the author of Joint Ventures in Real Estate published by John Wiley & Sons. Prior to 1994, Mr. Bell was for many years an Adjunct Professor at New York University. Mr. Bell has a B.S. degree from New York University and a J.D. degree from the University of California at Berkeley. Mr. Bell is the father of Marc H. Bell.

      Marc Jaffe, Senior Vice President, Chief Operating Officer, joined Globix in January 1995. Prior to joining Globix, Mr. Jaffe was a department manager at Sid Paterson Advertising Inc. in New York City, which he joined in 1989. Mr. Jaffe developed an Internet-focused marketing strategy that won the prestigious CreaTech Award, presented by Advertising Age magazine, and has spoken at numerous Internet conferences. Mr. Jaffe graduated from Colgate University in 1989, where he received a Bachelor of Arts Degree.

      Anthony Previte, Senior Vice President, Chief Technology Officer since July, 1999, prior to that he served as Vice President, Technology since
October 1998. From July 1991 to October 1998, Mr. Previte was the Vice President, Special Projects for Emcor Group, Inc., a publicly traded electrical and mechanical engineering and construction firm. While at Emcor Group, Mr. Previte was involved in the design and construction of over one million square feet of secure data center facilities for companies such as Prudential Securities, Morgan Stanley and Nomura Securities. Mr. Previte has a degree in aerospace engineering from Polytechnic Institute of New York.

      Brian Reach, Senior Vice President and Chief Financial Officer, joined Globix in September 1999. From May 1997 to August 1999, Mr. Reach was the Chief Financial Officer of IPC Communications, a provider of integrated telecommunications equipment and services to the financial industry. During his tenure at IPC, Mr. Reach successfully guided IPC through its leveraged recapitalization and financially restructured IPC enabling it to invest in strategic acquisitions and next generation technologies. Prior to IPC, Mr. Reach was the Chief Financial Officer of Celadon Group, Inc. and Cantel Industries, Inc. Mr. Reach is a Certified Public Accountant and received his Bachelor of Science degree in Accounting from the University of Scranton.

      Alan Levy, Treasurer and Chief Accounting Officer, joined Globix in February 1997. From March 1994, to February 1997, Mr. Levy was the Assistant to the Vice President of Finance of Del Laboratories, Inc., a manufacturer, marketer and distributor of cosmetics and over-the-counter pharmaceuticals. From August 1990 to March 1994, Mr. Levy was a Technical Manager with the American Institute of Certified Public Accountants. Prior to August 1990, Mr. Levy was a manager for Ernst & Young. He is a Certified Public Accountant and received his Bachelor's degree in Public Accounting from Long Island University, C.W. Post Campus. Effective November 19, 1999 Mr. Levy resigned from Globix.

      Anthony St. John, Lord St. John of Bletso, Vice President, Business Development has been a director of Globix since October 1997. In September 1999, Lord St. John became Vice President, Business Development. Since 1978, Lord St. John has served as a sitting member of the House of Lords of the Parliament of the United Kingdom and an Extra Lord-in-Waiting to Her Majesty the Queen. He is also a member of The House of Lords' European Union Sub-Committee on Economic and Financial Affairs, Trade and External Relations. Since 1993, he has served as a consultant to Merrill Lynch and is a Registered Representative of the London Stock Exchange. Lord St. John is also a director of Globix's UK subsidiary and serves as its Director of Business Development. He received his BA and BSC from Capetown University and LLB from the University of South Africa and an LLM (Masters of Law) from the London School of Economics.

      Tsuyoshi Shiraishi has been a director of Globix since July 1994. Mr. Shiraishi has been the Chairman of Century World PTE Ltd., an investment consulting firm, and the Managing Director of Harpoon Holdings Ltd. A British Virgin Islands holding company since 1992. From 1990 to 1994, Mr. Shiraishi was the Director of Marketing & Investment for Kajima Overseas Asia PTE Ltd., a subsidiary of Kajima Corporation, an international construction company. In addition, since 1990, Mr. Shiraishi has been Vice Chairman of Century International Hotels, which operates and manages 21 hotels in the Pacific Rim. He is the sole shareholder of Harpoon, which is a major shareholder of Globix.

      Martin Fox has been a director of Globix since October 1995. Mr. Fox has been, for more than five years, the President, Chief Executive Officer and a director of Initio, Inc., a publicly owned electronic commerce and catalogue specialty retailer of consumer products.

      Dr. Richard Videbeck has been a director of Globix since October 1995. Since 1983, Dr. Videbeck has been an independent consultant in consumer risk analysis, particularly for retailers and banks. From 1974 until 1986 Dr. Videbeck was a professor of Sociology at the University of Illinois at Chicago. From 1974 until 1977, Dr.

Videbeck was the Dean of the Doctor of Arts Program of the Graduate College of the University of Illinois at Chicago.

      Sid Paterson has been a director of Globix since February 1998. He has been President and Chief Executive Officer of Sid Paterson Advertising Inc., for more than five years.

      The Securities and Exchange Commission has adopted rules relating to the filing ownership reports under Section 16 (A) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings which under the Commission's rules, are not deemed to be timely. During its review, Globix determined that. Marc H. Bell and Robert B. Bell did not file timely, regarding the conversion of 50 IPO warrants into common stock and Mr. Jaffe regarding the conversion of 100 IPO warrants into common stock.

Item 11. Executive Compensation

      The following Summary Compensation Table sets forth the compensation for the fiscal years ended September 30, 1999, 1998 and 1997 for Globix's Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer), collectively referred to as the named executive officers:

                                                                                    Long - Term
                                                                                    Compensation
                                            Annual Compensation                        Awards
                                            -------------------                        ------
                                                                        Other       Securities
                                                                        Annual       Underlying
Name and Position                   Year      Salary        Bonus    Compensation     Options
                                    ----     --------     --------   ------------    ---------
Marc H. Bell                        1999     $350,000     $331,875         --        1,197,061
    Chairman and Chief              1998     $250,000           --         --          211,500
    Executive Officer               1997     $200,000           --         --               --

Robert B. Bell                      1999     $240,625           --         --               --
     Executive Vice President,      1998     $151,042           --         --           30,000
     Business Development           1997     $125,000           --         --           90,000

Marc Jaffe                          1999     $215,685     $ 56,250         --          120,000
     Senior Vice President, Chief   1998     $133,250           --         --           50,000
     Operating Officer              1997     $ 89,000           --         --           25,000

Anthony Previte                     1999     $141,585           --         --          100,000
    Senior Vice President, Chief    1998           --           --         --               --
    Technology Officer              1997           --           --         --               --

Alan Levy                           1999     $105,625     $ 40,000         --               --
     Treasurer                      1998     $ 84,580           --         --           10,000
                                    1997           --           --         --            7,500

Compensation of Directors

      Under the 1999 Stock Option Plan, each non-employee Board member who is considered a "Non-Employee Director" under Rule 16b-3 of the Securities Exchange Act of 1934 will be granted an option to purchase a minimum of 3,000 shares of common stock on the earlier of (i) the first day of Globix's fiscal year or (ii) the first day of his or her initial term as director. The option will become exercisable in full 12 months after the date of grant. The exercise price per share of each such option will be the market price per share of common stock on the option grant date. Each option will have a maximum term of ten years, subject to earlier termination following the optionee's cessation of Board service. Pursuant to this program, Mr. Fox, Dr. Videbeck, and Mr. Paterson each received option grants for 10,000 shares of common stock at a price of $47.6875 per share on October 1, 1999. Also on October 1, 1999 Robert
B. Bell and Lord St. John received option grants for 10,000 shares of common stock at a price of $47.6875 per share.

      In addition, at the discretion of the Board of Directors, directors may be reimbursed for reasonable travel expenses in attending Board and committee meetings. In October 1997, Lord St. John received options to purchase a total of 10,000 shares of common stock at a price of $7.25 per share (the fair market value of the underlying shares on the date of grant) in lieu of receiving any cash compensation. During the year ended September 30, 1998, Mr. Fox received $10,195 in consulting fees from Globix.

Employment Contracts

      Marc H. Bell. Effective June 1, 1998, Globix entered into an employment agreement with Mr. Bell providing for a base salary of $0.35 million per year, increasing annually at the rate of 5% starting October 1, 1999. In addition, the individual will receive an annual bonus equal to 10,000 times the increase, if any, of the fair market value per share of Globix's common stock measured during the 12 month period ending on June 30 of each year of the agreement, commencing with the year beginning July 1, 1998. During the year ended September 30,1999 he received a bonus totaling approximately $332 under this provision of the employment agreement. The employment agreement also provides that he may require Globix to lend him up to a total of $155. Any loan taken thereunder will mature five years after the date made and bear interest at the rate of 8.0% per annum. However, the interest accruing during the first two years is not payable until the end of such two-year period. At September 30, 1999 and 1998 the Officer had outstanding borrowings of $0 and $155 under such loan arrangement.

      Pursuant to the terms of the employment agreement, Mr. Bell is entitled to receive stock options from Globix. In March 1998, Mr. Bell received stock options to purchase (i) 69,500 shares of common stock at an exercise price of $7.15 per share and (ii) 142,000 shares of common stock at an exercise price of $6.50 per share upon the closing of certain financing for the Company. In addition, in connection with the employment contract Mr. Bell is entitled to receive, on September 30 of each fiscal year, an option to purchase shares of common stock equal to 25% of any increase in the total shares of Globix common stock outstanding during the prior twelve months as a result of equity offerings or acquisitions. The exercise price of the option is equal to the market price of Globix's common stock on the date of grant and are exercisable immediately. At October 1, 1998 Mr. Bell was granted an option to purchase 172,916 shares of Globix common stock at $6.25 per share under this provision of the employment agreement. On March 2, 1999 Mr. Bell agreed to surrender this right pursuant to an amendment to the employment agreement. Under the terms of the amendment, in lieu of this right, Mr. Bell is entitled to receive a one-time option to purchase an amount of shares of Globix common stock equal to 25% of the difference between the number of shares outstanding immediately after the closing of March 26, 1999 public offering and the number of outstanding as of October 1, 1998. This provision of the amended employment agreement yielded the individual an option to purchase 1,024,145 shares of Globix common stock at an exercise price of $37.25 per share, the same as the price to the public in the public offering. The term of the option is ten years from the date of grant.

      Robert B. Bell. Globix and Robert B. Bell are parties to an employment agreement, dated as of July 21, 1999, which expires on March 31, 2002. The employment agreement provides for a base salary of $0.275 million per year, increasing annually at the rate of 5% per year starting October 1, 2000.

      Pursuant to the terms of the employment agreement, Globix has established a deferred compensation plan in the form of an irrevocable trust (the "Trust") which Globix will fund to the extent of $0.25 million for each fiscal quarter commencing with the quarter ended March 31, 1999, until the total amount held in the Trust reaches $3.0 million. The employment agreement provides that upon a Change of Control, Globix shall, within five business days thereafter, contribute to the Trust the difference between the amounts held by the Trust on the date of the Change of Control and $3.0 million. Upon the termination of the employment agreement, Mr. Bell will be entitled to receive payments of $0.02 million per month from the Trust, subject to annual increases for cost of living adjustments. Upon Mr. Bell's death, the then payments from the Trust shall be reduced by fifty percent and the reduced amount shall be paid to Mr. Bell's designee for a period of two years.

      Pursuant to the employment agreement, in the event of a Change of Control during the term of the employment agreement, Mr. Bell shall have the right to terminate the employment agreement at any time after such

Change of Control. Upon any termination of the employment agreement prior to May 31, 2002 but after a Change of Control, Mr. Bell shall be entitled to receive a payment equal to 2.99 times his annual compensation, including bonuses, if any, during the one year preceding the date of termination. In addition, upon a Change of Control, to require Globix to purchase all or a portion of his options to acquire shares in Globix at a price equal to the greater of the then fair market value of Globix's common stock or fifty dollars per share less the exercise price under such options.

Item 12. Security Ownership of Certain Beneficial Owners and Management

            (a) The following table sets forth, as at December 2, 1999, certain information concerning stock ownership of Globix by (i) each person who is known by Globix to own beneficially more than 5% of the outstanding common shares of Globix, (ii) each of the companies directors and (iii) all directors and officers of Globix as a group. Except as otherwise indicated, all such persons have both sole voting and investment power over the shares beneficially owned by them.

                                                                         Percent
                                                    Number of Shares       of
Name and Address                                    Beneficially Owned    Class
----------------                                    ------------------    -----

Marc H. Bell                                               2,110,154       21.7%

Robert Bell                                                  120,051        1.4%

Marc Jaffe                                                    41,767          *

Anthony Previte                                                2,000          *

Anthony St. John
7 Cadogan Gardens
London SW32RE                                                 20,000          *

Martin Fox
10 Henry Street
Teterboro, NJ 07608                                           24,000          *

Sid Paterson
99 Madison Avenue
New York, NY 10016                                            30,000          *

Tsuyoshi Shiraishi
Harpoon Holdings, Ltd.
2 Handy Road,
#11-09 Cathay Building,
Singapore 229233                                             212,500        2.5%

Dr. Richard Videbeck
3249 East Angler's Stream
Avon Park, FL 33825                                           26,000          *

Janus Capital Corporation                                    513,872        6.1%

All executive officers and
directors as a Group (9 persons)                           2,887,844       29.0%

*     Less than 1%

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

            The address of each of the named individuals, except where noted above, is c/o Globix Corporation, 139 Centre Street, New York, NY 10013.

            The amount shown for Mr. Bell includes 544,693 shares owned directly by Mr. Bell and 1,352,961 stock options to purchase shares exercisable within 60 days. Mr. Bell's holdings include 212,500 shares owned by Harpoon Holdings, Ltd., an entity controlled by Mr. Shiraishi, a director of Globix. Harpoon's shares are subject to an Irrevocable Proxy entered into between Harpoon and Marc
H. Bell, dated as of October 1, 1995, pursuant to which Harpoon has granted Mr. Bell the sole right to vote such shares with respect to the election of Globix's directors.

            The amount shown for Robert B. Bell includes 120,000 stock options to purchase shares exercisable within 60 days.

            The amount shown for Mr. Jaffe includes 10,000 stock options to purchase shares exercisable within 60 days.

            The amount shown for Mr. Previte includes 2,000 stock options to purchase shares exercisable within 60 days.

            The amount shown for Lord St. John includes 20,000 stock options to purchase shares exercisable within 60 days. Does not include 3,000 shares held in trust for the benefit of Lord St. John's wife and children, to which Lord St. John disclaims beneficial ownership.

            The amount shown for Mr. Fox includes 18,000 stock options to purchase shares exercisable within 60 days.

            The amount shown for Mr. Paterson includes 20,000 stock options to purchase shares exercisable within 60 days.

            Mr. Shiraishi's shares are held through Harpoon.

            The amount shown for Dr. Videbeck includes 26,000 stock options to purchase shares exercisable within 60 days.

            The amounts shown for Janus Capital Corporation are based upon a
Schedule 13G filed on February 10, 1999 by Janus Capital Corporation, Thomas H. Bailey and Janus Venture Fund. The shares shown are subject to shared voting and investment power. Includes 4,850 currently exercisable warrants, each of which is convertible into 3.52 shares of common stock. The address of each of the filing persons is 100 Fillmore Street, Denver, CO 80206-4923.

            The amount shown for all executive officers and directors as a group, include 1,568, 961 stock options to purchase shares exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

      See "Employment Contracts" above for a description of certain loans Globix has made to Marc H. Bell.

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K

      (a)   Exhibits. See index of exhibits annexed hereto.

      (b)   Reports on Form 8-K - NONE

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 1999                 Globix Corporation
                                        By: /s/ Marc H. Bell

                                            Marc H. Bell, Chairman and
                                            Chief Executive Officer

      Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 29, 1999          /s/ Marc H. Bell
                                 ----------------

                                     Marc H. Bell, Chairman of the Board and
                                     Chief Executive Officer


Date: December 29, 1999          /s/ Brian L. Reach
                                 ------------------

                                     Brian L. Reach, Senior Vice President and
                                     Chief Financial Officer

Date: December 29, 1999          /s/ Shawn P. Brosnan
                                 --------------------

                                     Shawn P. Brosnan, Vice President, Corporate
                                      Controller and Chief Accounting Officer

Date: December 29, 1999              Anthony St. John
                                     ----------------

                                     Anthony St. John, Vice President,
                                     Business Development and Director

Date: December 29, 1999          /s/ Robert B. Bell
                                 ------------------

                                     Executive Vice President,
                                     Business Development and
                                     Director

Date: December 29, 1999          /s/ Martin Fox
                                 --------------

                                     Martin Fox, Director

Date: December 29, 1999          /s/ Tsuyoshi Shiraishi
                                 ----------------------

                                     Tsuyoshi Shiraishi, Director

Date: December 29, 1999          /s/ Richard Videbeck
                                 --------------------

                                     Richard Videbeck, Director

Date: December 29, 1999          /s/ Sid Paterson
                                 ----------------

                                     Sid Paterson, Director

Date: December 29, 1999              Jack Furst
                                     ----------

                                     Jack Furst, Director

Date: December 29, 1999              Michael Levitt
                                     --------------

                                     Michael Levitt, Director

                   Index to Consolidated Financial Statements

                                                                            PAGE

Report of Independent Public Accountants..................................   F-2
Consolidated Balance Sheets -- As of September 30, 1999 and
  September 30, 1998......................................................   F-3
Consolidated Statements of Operations -- For the years ended
  September 30, 1999, September 30, 1998 and September 30,
  1997....................................................................   F-4
Consolidated Statements of Changes in Stockholders'
  Equity -- For the years ended September 30, 1999,
  September 30, 1998 and September 30, 1997...............................   F-5
Consolidated Statements of Cash Flows -- For the years ended
  September 30, 1999, September 30, 1998 and September 30,
  1997....................................................................   F-6
Notes to Consolidated Financial Statements................................   F-8

                    Report of Independent Public Accountants

To the Board of Directors and Stockholders of Globix Corporation:

      We have audited the accompanying consolidated balance sheets of Globix Corporation (a Delaware corporation) and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globix Corporation and Subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.


Arthur Andersen LLP

November 18, 1999
New York, New York

                       GLOBIX Corporation and Subsidiaries

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                             September 30,
                                                           1999         1998
                                                         ---------    ---------

Assets
Current assets:
Cash and cash equivalents                                $ 101,471    $  61,473
Marketable securities                                        9,941       14,638
Accounts receivable, net of allowance for
   doubtful accounts of $707 and $410,
   respectively                                              7,798        4,861
Inventories                                                  1,282          392
Prepaid expenses and other current assets                    2,649        1,699
Restricted cash                                              8,848       10,317
                                                         ---------    ---------
   Total current assets                                    131,989       93,380

Investments, restricted                                     36,191       50,163
Property, plant and equipment, net                         122,653       30,872
Debt issuance costs, net of accumulated
   amortization of $1,030 and $393,
   respectively                                              5,583        6,214
Other assets                                                 6,102        1,637
                                                         ---------    ---------
   Total assets                                          $ 302,518    $ 182,266
                                                         =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
Capital Lease obligations                                $   2,088    $   2,398
Accounts payable                                            10,439        6,185
Accrued liabilities                                          9,579          271
Accrued interest                                             8,667        8,667
                                                         ---------    ---------
   Total current liabilities                                30,773       17,521

Capital Lease obligations, net of current portion            2,896        1,199
Senior Notes, net of unamortized discount of
  $1,891 and $2,108, respectively                          158,109      157,892
Other long term liabilities                                  4,335        2,935
                                                         ---------    ---------
   Total liabilities                                       196,113      179,547

Stockholders' Equity:

Preferred stock, $.01 par value; 500,000 shares
   authorized; no shares issued and outstanding                 --           --
Common stock, $.01 par value; 75,000,000 and
   20,000,000 shares authorized; 8,325,005
   and 4,140,116 shares issued and outstanding,
   respectively                                                 83           41
Additional paid-in capital                                 155,673       17,247
Accumulated other comprehensive income                      10,279        1,676
Accumulated deficit                                        (59,630)     (16,245)
                                                         ---------    ---------
      Total stockholders' equity                           106,405        2,719
                                                         ---------    ---------
   Total liabilities and Stockholders' Equity            $ 302,518    $ 182,266
                                                         =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBIX Corporation and Subsidiaries

                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                                       Year ended September 30,
                                                  1999           1998           1997
                                              -----------    -----------    -----------
Revenue                                       $    33,817    $    20,595    $    17,400

Operating costs and expenses:
Cost of revenues                                   22,184         13,322         13,699
Selling, general and administrative                36,495         10,696          6,036
Depreciation and amortization                       6,329          1,310            675
                                              -----------    -----------    -----------
Total operating costs and expenses                 65,008         25,328         20,410
                                              -----------    -----------    -----------

Loss from operations                              (31,191)        (4,733)        (3,010)

Interest and financing expense                    (18,386)        (8,376)          (177)
Interest income                                     6,192          1,953             72
                                              -----------    -----------    -----------
Net loss                                      $   (43,385)   $   (11,156)   $    (3,115)
                                              ===========    ===========    ===========

Basic and diluted loss per share              $     (6.91)   $     (3.08)   $     (1.01)
                                              ===========    ===========    ===========

Weighted average common shares outstanding-
    basic and diluted                           6,279,200      3,625,794      3,075,235
                                              ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBIX Corporation and Subsidiaries

           Consolidated Statements of Changes in Stockholders' Equity
                 (In thousands, except share and per share data)

                                                                                     Accumulated
                                                  Common Stock         Additional        Other                             Total
                                           --------------------------   Paid-in      Comprehensive     Accumulated     Stockholders'
                                             Shares          Amount     Capital         Income          Deficit           Equity
                                           --------------------------  -------------------------------------------------------------

                                           --------------------------  -------------------------------------------------------------
Balance, September 30, 1996                3,083,210       $       31  $    8,033      $       --      $   (1,974)      $    6,090
Proceeds from Private
   Placement, net                            400,000                4       1,979              --              --            1,983
Issuance of common stock upon
   exercise of options and
   warrants, net                               8,098               --          56              --              --               56
Correction of outstanding shares             (42,858)              (1)          1              --              --               --
Comprehensive Income (Loss):
   Net loss                                       --               --          --              --          (3,115)              --
Total Comprehensive Loss                          --               --          --              --              --           (3,115)
                                           --------------------------  -------------------------------------------------------------
Balance, September 30, 1997                3,448,450               34      10,069              --          (5,089)           5,014
Warrants issued in connection with
   senior note offering                           --               --       2,253              --              --            2,253
Issuance of common stock upon exercise
   of options and warrants, net              691,666                7       4,925              --              --            4,932
Comprehensive Income (Loss):
   Net loss                                       --               --          --              --         (11,156)              --
   Unrealized holding gains                       --               --          --           1,676              --               --
Total Comprehensive Loss                          --               --          --              --              --           (9,480)
                                           --------------------------  -------------------------------------------------------------
Balance, September 30, 1998                4,140,116               41      17,247           1,676         (16,245)           2,719
Issuance of common stock in conjunction
   with public offering, net of offering
   costs of $11,915                        4,000,000               40     136,578              --              --          136,618
Issuance of common stock upon exercise
   of options and warrants, net              184,889                2       1,848              --              --            1,850
Comprehensive Income (Loss):
   Net loss                                       --               --          --              --         (43,385)              --
   Unrealized holding gains                       --               --          --           8,523              --               --
   Foreign Currency translation
   adjustment                                     --               --          --              80              --               --
Total Comprehensive Loss                          --               --          --              --              --          (34,782)
                                           --------------------------  -------------------------------------------------------------
Balance, September 30, 1999                8,325,005       $       83  $  155,673      $   10,279      $  (59,630)      $  106,405
                                           ==========================  =============================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBIX Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                 (In thousands, except share and per share data)

                                              Year ended September 30,
                                            1999        1998        1997
                                          --------    --------    --------

Cash flows from operating activities
Net loss                                  $(43,385)   $(11,156)   $ (3,115)
Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
Depreciation and amortization                6,329       1,310         675
Amortization of debt discount and
   issuance costs                              849         538          --
Changes in operating assets and
   liabilities:
Accounts receivable                         (2,937)     (1,602)     (1,412)
Inventories                                   (890)         96         271
Prepaid expenses and  other current
Assets                                        (950)     (1,571)         31
Other assets                                  (766)       (207)         48
Accounts payable                             3,911       4,175         736
Accrued liabilities                            904        (278)        234
Accrued interest                                --       8,667          --
Other                                           38         143          --
                                          --------    --------    --------
Net cash provided by (used in)
   operating activities                    (36,897)        115      (2,532)

Cash flows from investing activities
Investment in restricted cash                   --     (10,317)         --
Use of restricted cash                       1,469          --          --
Investment in marketable securities             --     (12,962)         --
Investment in long-term restricted
   investments                              (6,247)    (49,838)         --
Proceeds from sale of marketable
   securities                               14,638          --          --
Use of long-term restricted investments     20,800          --          --
Investment in NetSat Express                (5,000)         --          --
Investment in Cybernet Data Systems
   (Edgar Online)                           (1,000)     (1,000)         --
Purchases of property, plant and
   equipment, net of landlord
   reimbursement in 1997                   (83,434)    (23,270)     (1,542)
                                          --------    --------    --------
Net cash used in investing activities      (58,774)    (97,387)     (1,542)

                       GLOBIX Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                 (In thousands, except share and per share data)

                                              Year ended September 30,
                                           1999         1998         1997
                                         ---------    ---------    ---------

Cash flows from financing activities
Proceeds from issuance of common
  stock, net                               136,618           --           --
Proceeds from senior note offering,
  net of offering expenses of $6,608            --    $ 153,392           --
Net proceeds from (repayments of)
  short term borrowings                         --       (2,001)   $   2,001
Shareholder loan                               300         (155)        (145)
Proceeds from notes payable for
  equipment refinancing                         --           --          873
Repayments of notes payable                 (3,179)        (424)        (196)
Proceeds from private placement                             600        1,544
Proceeds from exercise of stock
  options and warrants, net                  1,850        4,932           56
                                         ---------    ---------    ---------
Net cash provided by financing
  activities                               135,589      156,344        4,133
                                         ---------    ---------    ---------

Effects of exchange rate changes on
  cash and cash equivalents                     80           --           --

Net increase in cash and cash
  equivalents                               39,998       59,072           59
Cash and cash equivalents, beginning
  of year                                   61,473        2,401        2,342
                                         ---------    ---------    ---------
Cash and cash equivalents, ending of
  year                                   $ 101,471    $  61,473    $   2,401
                                         =========    =========    =========

Supplemental disclosure of cash flow
  information
Cash paid for interest                   $  21,256    $     223    $     166
Cash paid for income taxes               $      38    $      51    $      28
Non-cash investing and financing
  activities:
Equipment acquired under capital lease
  obligations                            $   4,566    $   1,113    $     540
Capital expenditures included in
  accounts payable, notes payable and
  other long term liabilities            $  10,110    $   6,702           --

Proceeds receivable associated with
  private placement                             --           --    $     600
Issuance of common stock in connection
  with private placement                        --           --    $     100
Warrants issued in connection with
  Senior Notes                                  --    $   2,253           --

The accompanying notes are an integral part of these consolidated financial statements.

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION and NATURE OF OPERATIONS

      Globix Corporation and Subsidiaries ("Globix" or the "Company") was originally incorporated in New York in 1989 as NAFT International Ltd. In July 1994, PFM Technologies Corporation, a newly formed affiliate of NAFT, acquired NAFT and its affiliated corporations in a tax-free exchange of common stock. The Company reincorporated in Delaware in 1995 under the name Bell Technology Group Ltd. The Company changed its name to Globix Corporation on June 1, 1998.

      The Company is a leading provider of Internet connectivity and advanced Internet services for businesses in the United States and Europe. The Globix application service program is available for mission critical Internet operations, those applications include Co-Location, Web Hosting, Dedicated Access, Streaming Media, E-Commerce and Internet Security. Globix offers these services and manages its network from its three SuperPOP's located in New York, London and Santa Clara, CA. Currently Globix has agreements for over 550 peering connections making it one of the largest peering Internet networks. The Company operates in two divisions: (1) the "Internet Division" and (2) the "Server Sales and Integration Division." The Internet Division provides dedicated Internet access, hosting, co-location, application services (such as streaming media, electronic commerce, , and collaborative and messaging solutions), and solutions architecture and system administration. The Server Sales and Integration Division provides Internet-related hardware and software, systems and network integration.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

MANAGEMENT ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

REVENUE RECOGNITION

      Revenues consist primarily of dedicated Internet access fees, hosting and co-location fees, sales of third-party hardware and software, fees from systems and network integration, sales of systems administration and web site management services, sales of application services (such as streaming media, electronic commerce, and collaborative and messaging solutions), and solutions architecture and system administration.

      Monthly service revenue related to Internet access, web hosting and co-location is recognized over the period services are provided. Service and equipment installation revenue is recognized at completion of installation and upon commencement of service. Revenue derived from application services is recognized as the project progresses. Projects are generally completed within a three-month period. Payments received in advance of providing services are deferred until the period such services are provided. Equipment sales and installation revenue is recognized when installation is completed.

COST OF REVENUES

      Cost of revenues in the Company's Internet Division consists primarily of telecommunications costs and direct labor costs for systems administration, web site management and application services. For the Server Sales and Integration Division, the cost of revenues primarily consists of acquisition costs of third-party hardware and software.

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

INVESTMENTS

      Investments in marketable securities are reported at fair value. Unrealized gains and losses from those securities, which are classified as available-for-sale, are reported as "unrealized holding gains and losses" as a separate component of stockholders' equity. At September 30, 1999 marketable securities have a cost basis of $2.0 million.

      Investments in less than twenty percent owned businesses are accounted for under the cost method and are included in other assets in the consolidated balance sheets.

INVENTORIES

      Inventories consist of computer hardware and software, parts and related items. Inventories are carried at the lower of cost or market determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost, less accumulated depreciation or amortization computed on the straight-line method. Buildings and building improvements are depreciated over their estimated useful life of forty years. Computer hardware and software, network equipment and furniture and equipment are depreciated over their estimated useful lives, generally five years. Leasehold improvements are amortized over the term of the lease or life of the asset, whichever is shorter.

LONG-LIVED ASSETS

      The Company reviews the carrying amount of long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset.

FOREIGN CURRENCY TRANSLATION

      The financial statements of the Company's foreign subsidiaries have been translated in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation". The subsidiaries' assets and liabilities are translated into U.S. Dollars at the year-end rate of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting foreign currency translation adjustment is included in stockholders' equity as a component of accumulated other comprehensive income. Transaction gains and losses are recorded in the consolidated statement of operations.

INCOME TAXES

      Deferred income taxes are provided for differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that such assets will not be realized.

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

STOCK-BASED COMPENSATION

      As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting or Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value based method of accounting for stock-based compensation plans, the Company has elected to follow Accounting Principal Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") for recognizing stock-based compensation expense for financial statement purposes. Under APB No. 25, the Company applies the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted, because options are only granted at a price equal to market value on the day of grant. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 6 for the additional disclosures required under SFAS No. 123.

COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income"("SFAS No. 130"), which requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted this statement in 1999 as the Company has unrealized gains and losses on marketable securities classified as available for sale and has foreign currency translation adjustments from its operations in foreign countries. The Company has restated 1998 and 1997 amounts to present information on a comparable basis.

LOSS PER SHARE

            Basic loss per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding adjusted for potentially dilutive securities. Diluted loss per share has not been presented since the inclusion of outstanding options would be antidilutive.

CONCENTRATIONS OF CREDIT RISK

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and investments, marketable securities and accounts receivable. The Company maintains cash and cash equivalents, restricted cash and investments with various major financial institutions which invest primarily in U.S. Government instruments, high quality corporate obligations, certificates of deposit and commercial paper. The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the large number and geographic dispersion of customers comprising the Company's customer base.

      Three vendors comprised approximately seventy-eight percent (36%, 22%, and 20% individually) of the Company's inventory purchases during the year ended September 30, 1999. One vendor comprised approximately twenty-one percent during the year ended September 30, 1998. If such vendors cease to supply the Company, management is confident it can procure comparable products at similar costs elsewhere.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      For cash and cash equivalents, restricted cash and investments and marketable securities, the carrying amount approximates fair value. The fair value of the Company's long-term debt, including current portions, is determined based on market prices for similar debt instruments or on the current rates offered to the Company for debt with similar maturities.

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

SEGMENT DISCLOSURES

      In 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about segments. SFAS No. 131, which is based on the management approach to segment reporting, includes requirement to report selected segment information quarterly, and entity wide disclosures about products and services, major customers, and geographic data. The Company has provided the information required by SFAS No. 131 in Note 10.

RECLASSIFICATIONS

      Certain prior year information has been reclassified to conform with fiscal 1999 presentation.

RECENT PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,"("SFAS No. 133"), as amended, which is effective for all quarters of the fiscal year beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. Currently, as the Company has no derivative instruments, the adoption of SFAS No. 133 would have no impact on the Company's financial condition or results of operations.

2. PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consist of the following:

                                                             September 30,
                                                           1999         1998
                                                         ---------    ---------

Land                                                     $   1,997    $   1,997
Building                                                    51,828       19,075
Leasehold improvements                                      25,917        3,554

Computer hardware and software and network equipment        46,384        7,907
Furniture and equipment                                      5,266          749
                                                         ---------    ---------
                                                           131,392       33,282
Less: accumulated depreciation and amortization             (8,739)      (2,410)
                                                         ---------    ---------
Property, plant and equipment, net                       $ 122,653    $  30,872
                                                         =========    =========

      Included in property, plant and equipment at September 30, 1999 and 1998, is $7.1 million and $2.5 million, respectively, of assets held under capital lease obligations. Also, included in building and leasehold improvements is $4.9 million and $1.1 million of capitalized interest as of September 30, 1999 and 1998, respectively, related to the construction of the SuperPOP facilities in New York, Santa Clara and London.

      The Company owns the land and building located at 139 Centre Street, New York, New York. The nine-story building with 160,000 square feet of floor space houses The Company's corporate headquarters and state of the art SuperPOP facility. A former owner of the right to purchase the Centre Street property is entitled to additional consideration if Globix sells the property. Such amount will be equal to the greater of (a) $1.0 million (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) ten percent of the gross sales price of the property if such sales price is greater than $17.5 million.

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

3. OTHER ASSETS

      Other assets include the company's investment in NetSat Express, Inc., security deposits and other assets. In August 1999, the Company purchased for $5.0 million, tweleve and one-half percent of the outstanding securities of NetSat Express, Inc. ("NetSat Express"), a subsidiary of Globecomm System Inc. NetSat Express is a provider of satellite-based Internet access services, digital media distribution services, and integrated data, voice and video communications services. In addition, the Company and NetSat Express entered in a strategic agreement pursuant to which NetSat Express will acquire ISP access and VPN services from the Company, while the Company will utilize NetSat Express' IP based satellite services for connection of foreign peering points to the U.S. Internet.

4. SENIOR NOTES

      In April 1998, the Company completed a $160.0 million debt financing (the "Senior Notes") consisting of 160,000 units, each unit consisting of a note in the principal amount of $1 and one warrant to purchase 3.52 shares of common stock (total of 563,200 shares of common stock) at a purchase price of $14.03 per share. The Senior Notes will mature on May 1, 2005. Interest on the notes accrues at a rate of 13.0% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. Globix deposited $57 million with an escrow agent at closing, such amount, with interest is sufficient to pay, when due, the first six interest payments under the Senior Notes. The notes are collateralized by a first priority security interest in the escrow account. The Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. In connection with the warrants issued with the Senior Notes, the Company has assigned an original issue discount of approximately $2.3 million. In addition, the Company incurred costs associated with the offering of approximately $6.6 million. These amounts are being amortized over seven years using the effective interest method.

      As of September 30, 1999, the fair value of the Company's Senior Notes was $139.2 million based upon quotes from securities dealers.

5. STOCKHOLDERS' EQUITY

      SECONDARY PUBLIC OFFERING

      In March 1999,the Company completed a public offering of 4,000,000 shares of the Company's common stock. The Company received proceeds, net of expenses, from the public offering of approximately $136.6 million. In addition, the Company received proceeds of $0.9 million resulting from the exercise of 80,790 warrants.

      INITIAL PUBLIC OFFERING

      In January 1996, the Company sold, in an initial public offering, 1,150,000 shares of Common Stock at an initial offering price of $7.00 per share, and 575,000 Redeemable Purchase Warrants for $0.10 per warrant. Each warrant entitles the holder to purchase one share of the Company's common stock for $7.70 per share. The warrants are redeemable by the Company at $0.10 per warrant at any time after January 24, 1997 if certain conditions are met. The net proceeds which the Company received from the public offering amounted to approximately $6.6 million.

      In March 1996, the underwriter of the initial public offering exercised its over-allotment option to purchase 129,642 common shares from the Company for $7.00 per share. The net proceeds amounted to approximately $0.8 million.

      In June 1998, the Company called for redemption of the IPO Warrants. Prior to the redemption date of July 8, 1998, 581,472 of the 592,055 then outstanding IPO Warrants were exercised at an exercise price of $7.44 per common share. The remaining 10,483 warrants were redeemed by the Company at a price of $.10 per IPO Warrant. The net

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

proceeds recognized by the Company from the exercise of IPO warrants amounted to approximately $4.3 million.

      PRIVATE PLACEMENT

      In September 1997, the Company sold 382,609 shares of its common stock in a private transaction for a total consideration of $2.2 million. Form SB-2 was filed with the Securities and Exchange Commission with respect to these shares on November 6, 1997 and became effective on November 20, 1997. A fee with respect to the sale of these shares of $0.1 million in cash and 17,391 shares of common stock was paid to the investors and were offset against the proceeds of the issuance.

      AMENDED CERTIFICATE OF INCORPORATION

      On April 23, 1999 the shareholders of the Company voted to amend the Company's certificate of incorporation to increase the Company's authorized common stock to 75,000,000 shares.

6. EMPLOYEE BENEFIT PLANS

      STOCK OPTION PLANS

      In April 1999, the Company's stockholders approved, the 1999 Stock Option Plan (the "1999 Option Plan"), which provides for the grant of stock options to purchase up to 1,500,000 shares of common stock to any employee, non-employee director, or consultant at the Board's discretion. Under the 1999 Option Plan, these options may not be exercised after ten years from the date of grant. Options issued to employees are exercisable ratably over a five-year period.

      In April 1998, the Company's stockholders approved, the 1998 Stock Option Plan (the "1998 Option Plan"), which provides for the grant of stock options to purchase up to 1,200,000 shares of common stock to any employee, non-employee director, or consultant at the Board's discretion. Under the 1998 Option Plan, these options may not be exercised after ten years from the date of grant. Options issued to employees are exercisable ratably over a five-year period.

      Under the 1999 Option Plan and 1998 Option Plan, options are granted each year to non-employee directors on the first day of the Company's fiscal year or on the first day of the term as director at a purchase price equal to the fair market value on the date of grant. In addition, the Non-Employee director stock options shall be exercisable in full twelve months after the date of grant unless determined otherwise by the stock option committee.

      In 1995, the Company's stockholders approved, the 1995 Stock Option Plan (the "1995 Option Plan"), which reserved 360,000 shares of common stock for issuance under the 1995 Option Plan. Under the 1995 Option Plan, the term of the options issued are determined by the stock option committee and range from five to ten years from the date of the grant. Options issued to directors are immediately exercisable and options issued to employees are exercisable ratably over a three year period.

      There were 1,328,369 options available for future grant at September 30, 1999.

      STOCK OPTION REPRICING

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

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

      FAIR VALUE OF STOCK OPTIONS

      For disclosure purposes under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                   1999     1998     1997
                                                   ----    -----     ----
      Expected life (in years)                      6.0      6.0      6.0
      Risk-free interest rate                       5.4%     5.6%     6.2%
      Volatility                                   94.0%   111.0%    42.0%
      Dividend yield                                0.0%     0.0%     0.0%

      Utilizing these assumptions, the weighted average fair value of options granted is $25.95, $5.27 and $3.76 for the years ended September 30, 1999, 1998 and 1997, respectively.

      Under the above model, the total value of stock options granted would be amortized on a pro forma basis over the option-vesting period. Had the Company determined compensation expense for these stock options under the fair value method of SFAS No. 123, the Company's net loss and loss per share would have been increased to the following pro forma amounts:

                                        Year ended September 30,
                                      1999        1998        1997
                                      ----        ----        ----

      Pro forma net loss            $(76,305)   $(13,394)   $(3,308)
      Pro forma basic and diluted
         Loss per share             $ (12.15)   $  (3.69)   $ (1.08)

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as additional stock option awards are anticipated in future years.

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

      SUMMARY STOCK OPTION ACTIVITY

      The following table summarizes stock option information with respect to all stock options for the three years ended September 30, 1999:

                                                                        Weighted
                                                                        Average
                                                           Number of    Exercise
                                                             Shares      Price
                                                          ------------  --------
      Options outstanding, September 30, 1996                202,730     $ 7.04
        Granted                                              390,897       7.41
        Canceled                                            (284,065)      8.39
        Exercised                                             (7,998)      7.00
                                                          ----------     ------
      Options outstanding, September 30, 1997                301,564       6.13
        Granted                                              682,375       6.25
        Canceled                                             (62,018)      5.91
        Exercised                                             (6,316)      6.13
                                                          ----------     ------
      Options outstanding, September 30, 1998                915,605       6.39
        Granted                                            1,960,644      32.95
        Canceled                                            (134,787)     14.47
        Exercised                                            (64,068)      6.11
                                                          ==========     ======
      Options outstanding, September 30, 1999              2,677,394     $25.40
                                                          ==========     ======

      The following table summarizes information about the outstanding and exercisable options at September 30, 1999:

                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                    ---------------------------------------   -----------------------
                                   WEIGHTED
                                    AVERAGE      WEIGHTED                    WEIGHTED
     RANGE OF        NUMBER OF     REMAINING     AVERAGE       NUMBER OF     AVERGAGE
     EXERCISE         OPTIONS     CONTRACTUAL   EXERCISABLE     OPTIONS      EXERCISE
     PRICES         OUTSTANDING      LIFE         PRICE       OUTSTANDING      PRICE
-----------------   -----------   -----------   -----------   -----------   ---------
$5.00 - $9.00         976,140       8.12        $ 6.04          632,851     $ 6.27
$10.50 - $15.375      226,509       9.12        $15.00           12,083     $12.22
$25.125 - $33.875      28,900       9.57        $28.91              --          --
$37.25              1,024,145       9.48        $37.25        1,024,145     $37.25
$38.00 - $48.0625     421,700       9.83        $46.76               --         --
                    =========                                 =========
                    2,677,394                                 1,669,079
                    =========                                 =========

      401(k) PLAN

      The Company offers its qualified employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of
Section 401(k) of the Internal Revenue Code. Each employee is eligible to contribute, on a tax deferred basis, a portion of annual earnings not to exceed certain federal income tax limitations. The Company does not match employee contributions and therefore does not incur any expense related to the 401(k) plan.

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

7. REVOLVING CREDIT AGREEMENTS AND CAPITAL LEASE OBLIGATIONS

      REVOLVING CREDIT AGREEMENTS

The Company has a Revolving Credit Agreement with a bank (the "Revolving Line") which may be used to finance its inventory up to a maximum of $1.0 million. The credit available under the Revolving Line is based upon the balance of collateral available, which is eighty percent of current accounts receivable and fifty percent of inventory. As of September 30, 1999, the Company had available credit of $1.0 million of which $176 is outstanding and is included in accounts payable in the consolidated balance sheets.

      The Company also maintains a $1.0 million credit line from Cisco Systems Capital Corporation ("CSC") to lease Cisco System products and associated peripherals. The terms of this line, which was entered into in December 1997, provided for 180 days of borrowing and a maximum borrowing limit of $1.0 million. However, CSC has informally permitted the Company to continue to borrow under this line and to exceed the stated $1.0 million limit. Amounts borrowed under the line are to be repaid over a 36-month period with the Company having the option of purchasing the equipment for $1.00 at the end of the lease term. As of September 30, 1999, approximately $3.9 million was outstanding under this credit line and is included in the capital lease obligations in the table below.

      CAPITAL LEASE OBLIGATIONS

      Future minimum lease payments due under capital leases are as follows:

      Year Ending September 30                              Amount
      ------------------------                              ------

      2000                                                 $  2,447
      2001                                                    2,113
      2002                                                      775
      2003                                                      147
      2004                                                      139
      Less: Amount representing interest                       (637)
                                                           --------
      Present value of net minimum lease payments          $  4,984
                                                           ========

8. COMMITMENTS

      LEASES

      The Company has minimum monthly usage levels of data and voice communications with certain of its telecommunications vendors. The Company also leases certain of its SuperPOP facilities and various office furniture and equipment under non-cancelable operating leases expiring in various years through 2014. Total rent expense for all operating leases for the year ended September 30, 1999, 1998 and 1997 was $1,277, $560 and $549, respectively.

      Future minimum payments due under these operating leases and telecommunications vendor usage commitments are as follows:

      Year Ending September 30             Telecom.          Leases
      ------------------------             --------          ------

      2000                                 $  5,196          $ 3,561
      2001                                    5,317            3,570
      2002                                    5,317            3,579
      2003                                    5,317            3,595
      2004                                    5,317            3,636
      Thereafter                             14,842           31,950
                                           --------          -------
      Total                                $ 41,306          $49,891
                                           ========          =======

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

      QWEST IRU AGREEMENT

      In October 1998, the Company entered into an Indefeasible Right of Use ("IRU") agreement with Qwest Communications Corporation ("Qwest"), under which the Company has the exclusive right to use portions of Qwest's planned 18,449 mile MacroCapacity fiber network for a twenty year period. The Company will initially have the right to use 6,500 route miles of OC-3 fiber capacity coast-to-coast in the United States and a DS-3 fiber link from the United States to the United Kingdom. The Company is currently committed to Qwest for a fee of approximately $9.2 million of which it paid approximately $0.9 million at contract signing. The balance is recorded in accrued liabilities in the consolidated balance sheets. In addition, the Company has the right to increase its capacity on the Qwest network at additional cost to the Company. The Company is also liable for monthly operating and maintenance charges. The Company began to amortize the total contract value over the twenty year term of the agreement during the forth quarter of 1999.

      EMPLOYMENT AGREEMENT

      Effective June 1, 1998, the Company entered into a seven year employment agreement, with an Officer and Director providing for a base salary of $.35 million per year, increasing annually at the rate of five percent starting October 1, 1999. In addition, the individual will receive an annual bonus equal to ten thousand times the increase, if any, of the fair market value per share of the Company's common stock measured during the twelve month period ending on June 30 of each year of the agreement, commencing with the year beginning July 1, 1998. During the year ended September 30,1999 the individual received a bonus of approximately $0.33 million under this provision of the employment agreement. The employment agreement also provides that he may require the Company to lend him up to a total of $155. Any loan taken thereunder will mature five years after the date made and bear interest at the rate of eight percent per annum. However, the interest accruing during the first two years is not payable until the end of such two-year period. At September 30, 1999 and 1998 the Officer had outstanding borrowings of $0 and $155 under such loan arrangement.

      Pursuant to the terms of the employment agreement, on September 30 of each fiscal year, the individual is also entitled to an annual stock option to purchase shares of common stock equal to twenty-five percent of any increase in the total shares of common stock outstanding during the prior twelve months as a result of equity offerings or acquisitions. The exercise price of the option is equal to the market price of common stock on the date of grant and twenty-five percent is exercisable immediately. On October 1, 1998 the individual was granted an option to purchase 172,916 shares of common stock under this provision of the employment agreement. On March 2, 1999 the individual agreed to surrender this right pursuant to an amendment to the employment agreement. Under the terms of the amendment, in lieu of this right, the individual received a one-time option to purchase an amount of shares of common stock equal to twenty-five percent of the difference between the number of shares outstanding immediately after the closing of March 26, 1999 public offering and the number of shares outstanding as of October 1,1998. This provision of the amended employment agreement yielded the individual an option to purchase 1,024,145 shares of common stock. The term of the option is ten years from the date of grant.

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

9. INCOME TAXES

      Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   Year ended September 30,
                                                 1999        1998        1997
                                               --------    --------    --------

Deferred tax assets (liabilities):
Tax depreciation and amortization in excess
   of book depreciation and amortization       $   (348)   $   (418)   $   (265)
Net operating loss carry forwards                23,375       7,508       1,908
Allowance for doubtful accounts                     283         242         255
Deferred Rent                                       149         152          81
Valuation allowance                             (23,459)     (7,484)     (1,979)
                                               --------    --------    --------
Total net deferred tax liabilities             $     --    $     --    $     --
                                               ========    ========    ========

      The provision for income taxes for the years ended September 30, 1999, 1998 and 1997 differs from the amount computed by applying the federal statutory rate due to the following:

                                                       Year ended September 30,
                                                       1999     1998     1997
                                                       ---      ---      ---

Statutory federal income tax rate                      (34)%    (34)%    (34)%
State and local taxes, net of federal benefit          (11)     (11)     (11)
Valuation allowance                                     45       45       45
                                                       ---      ---      ---
Effective income tax rate                                0%       0%       0%
                                                       ===      ===      ===

      The Company is in an accumulated loss position for both financial reporting and income tax purposes. The Company has a U.S Federal income tax carryfowards of approximately $55.9 million at September 30, 1999. These income tax loss carryforwards expire between 2011 and 2019. Pursuant to Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be partially limited due to changes in ownership that have occurred. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. As of September 30,1999, the Company also has net operating loss carryforwards of approximately $3.3 million from its United Kingdom Subsidiaries which will expire under U.K. tax rules. For financial reporting purposes, income tax benefits through September 30,1999 are fully offset by a valuation allowance due to the uncertainty of the Company's ability to realize income tax benefits by generating taxable income in the future.

10. SEGMENT INFORMATION

      During fiscal 1999, the Company adopted SFAS No. 131. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance.

Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

      The Company's activities fall within two operating segments: the Internet Division and the Server Sales and Integration Division. The following table sets forth industry segment information for the years ended September 30, 1999, 1998 and 1997:

                                                 Year ended September 30,
                                             1999          1998          1997
                                          ---------     ---------     ---------

Revenues:
   Internet                               $  13,033     $   6,448     $   2,414
   Server sales and integration              20,784        14,147        14,986
                                          ---------     ---------     ---------
Consolidated                              $  33,817     $  20,595     $  17,400
                                          =========     =========     =========

Operating income (loss):
   Internet                               $ (13,001)    $   1,146     $     (84)
   Server sales and integration               1,019           721          (379)
   Corporate (1)                             19,209         6,600         2,547
                                          ---------     ---------     ---------
Consolidated                              $ (31,191)    $  (4,733)    $  (3,010)
                                          =========     =========     =========

Identifiable assets:
   Internet                               $  57,503     $   7,808     $   2,105
   Server sales and integration               6,074         3,732         5,782
   Corporate                                238,941       170,726         3,138
                                          ---------     ---------     ---------
Consolidated                              $ 302,518     $ 182,266     $  11,025
                                          =========     =========     =========

(1) Includes unallocated corporate overhead. Such amounts include executive compensation of $1,482, $824 and $616, respectively, for the years ended September 30, 1999, 1998 and 1997, as well as rent, payroll for administrative staff and professional fees.

      The following table sets forth geographic segment information for the years ended September 30, 1999, 1998 and 1997:

                                               Year ended September 30,
                                        1999            1998            1997
                                      ---------       ---------       ---------

Revenues:
   United States                      $  33,674       $  20,595       $  17,400
   Europe                                   143              --              --
                                      ---------       ---------       ---------
Consolidated                          $  33,817       $  20,595       $  17,400
                                      =========       =========       =========

Operating income (loss):
   United States                      $ (27,590)      $  (4,733)         (3,010)
   Europe                                (3,601)             --              --
                                      ---------       ---------       ---------
Consolidated                          $ (31,191)      $  (4,733)      $  (3,010)
                                      =========       =========       =========

Identifiable assets:
   United States                      $ 282,479       $ 179,494       $  11,025
   Europe                                20,039           2,772              --
                                      ---------       ---------       ---------
Consolidated                          $ 302,518       $ 182,266       $  11,025
                                      =========       =========       =========

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In Thousands, Except Share and per Share Data)

11. RELATED PARTY TRANSACTIONS

      The Company utilizes an entity controlled by a Director of the Company, as its agent to place the Company's advertisements in various print publications. Amounts paid to this entity for the year ended September 30, 1999 and 1998 were approximately $1.5 million and $0.5 million, respectively, which includes amounts due to the publishing companies to pay for the Company's advertisements.

12. SUBSEQUENT EVENT

      On November 8, 1999 the Company announced an agreement to issue $80.0 million in new Series A Convertible Preferred Stock to Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand the build-out of the Globix state-of-the-art SuperPOP Internet Data Centers in Europe and the United States. The Preferred Stock is convertible into common stock at any time and cannot be called for redemption for five years. Upon closing, Hicks Muse will own approximately nineteen percent of the Company's outstanding common stock on an as converted basis. Under the agreement, the Series A Convertible Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend rate of seven and one-half percent payable quarterly in cash or additional Preferred Stock at the option of the Company. The conversion price of $40.00 per share represents a premium of twenty-five percent over the October 25, 1999 closing price, which is when the terms of the transaction were agreed upon.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION

3.1               Certificate of Incorporation of Globix, as amended.(16)
3.2               By-laws of Globix, as amended.(11)
4.1               Specimen Common Stock Certificate.(2)
4.2               Form of Underwriter's Warrant issued to Rickel & Associates,
                  Inc.(2)
4.3 Indenture between Globix and Marine Midland Bank, as Trustee, dated April 30, 1998.(8)
4.4               Form of $160,000,000 13% Senior Note, Series A, due 2005.(8)
4.5               Form of $160,000,000 13% Senior Notes, Series B, due 2005.(10)
4.6               Form of Warrant to purchase Common Stock expiring May 1,
                  2005.(8)
4.7               Specimen Series A 7.5% Convertible Preferred Stock
                  Certificate.*
4.8 Certificate of Designations, Preferences and Rights of Series A 7.5% Convertible Preferred Stock Certificate. (Filed as an exhibit to Exhibit 10.32)
10.1              Purchase Agreement between Globix and ING Baring (U.S.)
                  Securities, Inc., dated April 24, 1998.(8)
10.2 Warrant Agreement between Globix and Marine Midland Bank, as Warrant Agent, dated as of April 30, 1998.(8)
10.3 Registration Rights Agreement between Globix and ING Baring, (U.S.) Securities, dated as of April 30, 1998.(8)
10.4 Warrant Registration Rights Agreement between Globix and ING Baring, (U.S.) Securities, dated as of April 30, 1998.(8)
10.5 Escrow and Security Agreement between Marine Midland Bank, as Escrow Agent, Marine Midland Bank, as Trustee, and Globix, dated as of April 30, 1998.(8)
10.6              1995 Stock Option Plan, adopted September 29, 1995.(1)
10.7              1998 Stock Option Plan, adopted April 16, 1998.(9)
10.8 Irrevocable Proxy Agreement between Harpoon Holdings Ltd. and Marc H. Bell, dated as of October 1, 1995.(1)
10.9 Employment Agreement between Marc H. Bell and Globix, dated as of April 10, 1998.(13)
10.10 Agreement of Lease between Globix and Puck Associates, dated as of July 23, 1996.(3)
10.11 Loan and Security Agreement between Finova Capital Corporation (Finova) and Globix, dated as of May 1, 1997.(4)
10.12 Guaranty by NAFT in favor of Finova, dated as of May 1, 1997.(4)
10.13 Guaranty by NAFT Computer Service Corp. in favor of Finova, dated as of May 1, 1997.(4)
10.14 Guaranty by Bluestreak Digital, Inc., in favor of Finova, dated as of May 1, 1997.(4)
10.15 Guaranty by PFM Communications, Inc., in favor of Finova, dated as of May 1, 1997.(4)
10.16 Promissory Notes to Globix, from Marc H. Bell, dated April 2, 1997 and June 30, 1997.(6)
10.17 Agreement by and between Globix and Value Management & Research GmbH for the sale of an aggregate of 382,609 shares of Common Stock, dated as of September 24, 1997.(5)
10.18 Agreement between Globix, and Cisco Systems Capital Corporation granting credit approval for $1,000,000 for leasing transactions, dated as of December 15, 1997.(7)
10.19+ Purchase Agreement between Hanover Equities, Inc. and Globix dated as of June 2, 1998.(12)
10.20+ Purchase Agreement between Young Woo and Globix dated as of June 2, 1998.(12)
10.21             Lease between Mission Plaza LLC and Globix dated as of July
                  24, 1998.(13)
10.22 First Amendment to Lease by and between Mission Plaza LLC and Globix dated October 8, 1998 and effective as of July 24, 1998.(13)
10.23 Lease by and between Corston Holdings Limited, Globix Limited and Globix dated October 15, 1998.(13)
10.24 Deed of Guaranty between Bank Leumi (UK) Plc, Corston Holdings Limited, and Globix Limited dated October 15, 1998.(13)
10.25 IRU Agreement between Qwest Communications Corporation and Globix dated as of October 5, 1998.(13)

10.26             Letter Agreement between Princeton Capital LLC, Hanover
                  Equities, Inc. and Globix, dated January 8, 1999.(14)
10.27             Amendment to Marc H. Bell Employment Agreement, dated as of
                  March 2, 1999.(16)
10.28             Stock Option Agreement between Globix and Marc H. Bell, dated as of March 26, 1999.(16)
10.29             1999 Stock Option Plan, adopted April 23, 1999. (17)
10.30             Employment Agreement between Robert B. Bell and Globix, dated as of July 21, 1999. (18)
10.31             Purchase Agreement between Globix Corporation and HMTF-IV
                  Acquisition Corp. dated as of November 5, 1999. (19)
21                List of Subsidiaries.*
23                Consent of Arthur Andersen LLP.

----------
      * Filed herewith.

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

(1) Incorporated by reference to Registration Statement on Form SB-2 (File No. 33-98978) (the Registration Statement) filed November 3, 1995.

(2) Incorporated by reference to Amendment No. 2 to the Registration Statement filed January 23, 1996, declared effective January 24, 1996.

(3) Incorporated by reference to Globix's Annual Report on Form 10-KSB/A for the year ended September 30, 1996.

(4) Incorporated by reference to Globix's Report on Form 8-K/A filed July 18, 1997.

(5) Incorporated by reference to Globix's Report on Form 8-K filed October 8, 1997.

(6) Incorporated by reference to Amendment No. 4 filed November 6, 1997 to Registration Statement (File No. 333 23259) filed March 13, 1997.

(7) Incorporated by reference to Globix's Annual Report on Form 10-KSB for the year ended September 30, 1997.

(8) Incorporated by reference to Globix's Report on Form 8-K filed May 11, 1998.

(9) Incorporated by reference to Globix's Proxy Statement on Schedule 14A filed on March 16, 1998.

(10) Incorporated by reference to Globix's Registration Statement on Form S-4 (File No. 333-57993) filed June 29, 1998.

(11) Incorporated by reference to Amendment No. 1 filed August 7, 1998 to Registration Statement (File No. 333-57993) filed June 29, 1998.

(12) Incorporated by reference to Globix's Report on Form 8-K/A filed September 16, 1998.

(13) Incorporated by reference to Globix's Annual Report on Form 10-KSB filed December 29, 1998.

(14) Incorporated by reference to Amendment No. 1 filed March 4, 1999 to Registration Statement on Form S-1 (File No. 333-70375) filed January 11, 1999.

(15) Incorporated by reference to Amendment No. 2 filed March 17, 1999 to Registration Statement on Form S-1 (File No. 333-70375) filed January 11, 1999.

(16) Incorporated by reference to Globix's Quarterly Report on Form 10-QSB filed May 17, 1999.

(17) Incorporated by reference to Globix's Proxy Statement on Schedule 14A filed March 24, 1999.

(18) Incorporated by reference to Globix's Quarterly Report on Form 10-QSB filed August 16, 1999.

(19) Incorporated by reference to Globix's Report on Form 8-K filed November29, 1999.