Form 10-Q
period 1999-12-31
GLOBIX CORP
filed 2000-02-14
CIK 1003111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: December 31, 1999

                                       OR

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

                                 (212) 334-8500
                         (Registrant's telephone number)

      Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

34,401,404 shares of Common Stock outstanding as of February 14, 2000

                       Globix Corporation and Subsidiaries

                                      Index

PART  I -  FINANCIAL INFORMATION

  Item  1.  Consolidated Balance Sheets- As of December 31, 1999 and
                September 30, 1999

            Consolidated Statements of Operations-
               For the Three Months Ended December 31, 1999 and 1998

            Consolidated Statements of Cash Flows-
               For the Three Months Ended December 31, 1999 and 1998

            Notes to Consolidated Financial Statements

  Item  2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations

  Item  3.  Quantitative and Qualitative Disclosure of Market Risk

PART  II -  OTHER INFORMATION

  Item 1.   Legal Proceedings

  Item 2.   Changes in Securities and Use of Proceeds

  Item 3.   Defaults upon Senior Securities

  Item 4.   Submission of Matters to a Vote of Security Holders

  Item 5.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K

Signatures

                       GLOBIX Corporation and Subsidiaries

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                     December 31,  September 30,
                                                         1999         1999
                                                     -----------   ------------
                                                     (Unaudited)
Assets
Current assets:
Cash and cash equivalents                             $ 155,093    $ 101,471
Marketable securities                                     9,858        9,941
Accounts receivable, net of allowance
   for doubtful accounts of $671
   and $707, respectively                                 9,972        7,798
Inventories                                               1,393        1,282
Prepaid expenses and other current assets                 2,832        2,649
Restricted cash                                           5,516        8,848
                                                      ---------    ---------
   Total current assets                                 184,664      131,989

Investments, restricted                                  32,161       36,191
Property, plant and equipment, net                      129,327      122,653
Debt issuance costs, net of accumulated
   amortization of $1,198 and $1,030,
   respectively                                           5,415        5,583
Other assets                                              6,150        6,102
                                                      ---------    ---------
   Total assets                                       $ 357,717    $ 302,518
                                                      =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
Capital Lease obligations                             $   2,044    $   2,088
Accounts payable                                         14,667       10,439
Accrued liabilities                                      10,260        9,579
Accrued interest                                          3,467        8,667
                                                      ---------    ---------
   Total current liabilities                             30,438       30,773

Capital Lease obligations, net of current portion         2,316        2,896
Senior Notes, net of unamortized discount
   of $1,834 and $1,891, respectively                   158,166      158,109

Other long term liabilities                               4,339        4,335
                                                      ---------    ---------
   Total liabilities                                    195,259      196,113

Redeemable Convertible Preferred Stock                   76,281

Stockholders' Equity:
Common stock, $.01 par value; 75,000,000
   shares authorized; 33,921,708 and
   33,300,020 shares issued and outstanding,
   respectively                                             339          333
Additional paid-in capital                              155,969      155,423
Accumulated other comprehensive income                   10,310       10,279
Accumulated deficit                                     (80,441)     (59,630)
                                                      ---------    ---------
     Total stockholders' equity                          86,177      106,405
                                                      ---------    ---------
   Total liabilities and Stockholders' Equity         $ 357,717    $ 302,518
                                                      =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                      Globix Corporation and Subsidiaries
                     Consolidated Statements of Operations
                (In thousands, except share and per share data)

                                                         Three Months Ended
                                                           December 31,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
                                                           (Unaudited)
Revenue                                           $     16,145     $      5,929

Operating costs and expenses:
Cost of revenues                                        10,056            3,702
Selling, general and administrative                     19,695            5,566
Depreciation and amortization                            3,357              507
                                                  ------------     ------------
 Total operating costs and expenses                     33,108            9,775
                                                  ------------     ------------

Loss from operations                                   (16,963)          (3,846)

Interest and financing expense                          (5,469)          (4,917)
Interest income                                          1,621              944
                                                  ------------     ------------
Net loss                                          $    (20,811)    $     (7,819)

Basic and diluted net loss per share              $      (0.64)    $      (0.47)
                                                  ============     ============

Weighted average common shares outstanding          33,557,678       16,560,464
                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                      Globix Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                (In thousands, except share and per share data)

                                                                   Three Months Ended
                                                                      December 31,
                                                                ------------------------
                                                                   1999         1998
                                                                ---------    ---------
                                                                      (Unaudited)
Cash flows from operating activities
Net loss                                                        $ (20,811)   $  (7,819)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                                       3,357          507
Amortization of debt discount and issuance costs                      225          336
Changes in operating assets and liabilities:
Accounts receivable                                                (2,174)        (481)
Inventories                                                          (111)          65
Prepaid expenses and  other current assets                           (183)        (934)
Other assets                                                          (48)        (221)
Accounts payable                                                    4,228        5,644
Accrued liabilities                                                   681          274
Accrued interest                                                   (5,200)      (5,200)
Other                                                                   4          (38)
                                                                ---------    ---------
Net cash used in operating activities                             (20,032)      (7,867)
                                                                ---------    ---------

Cash flows from investing activities
Use of restricted cash                                              5,200        5,200
Investment in long-term restricted investments                     (2,711)          --
Proceeds from sale of marketable securities                            --          776
Use of long-term restricted investments                             5,200        4,807
Purchases of property, plant and equipment                        (10,031)     (22,320)
                                                                ---------    ---------
Net cash used in investing activities                              (2,342)     (11,537)
                                                                ---------    ---------

Cash flows from financing activities
Proceeds from issuance of redeemable
  convertible preferred stock, net                                 75,750           --
Repayments of notes payable                                          (624)        (287)
Proceeds from notes payable                                            --        1,328
Proceeds from exercise of stock options and warrants, net           1,082           --
                                                                ---------    ---------
Net cash provided by financing activities                          76,208        1,041
                                                                ---------    ---------

Effects of exchange rate changes on cash and cash equivalents        (212)          --

Net increase (decrease) in cash and cash equivalents               53,622      (18,363)
Cash and cash equivalents, beginning of period                    101,471       61,473
                                                                ---------    ---------
Cash and cash equivalents, ending of period                     $ 155,093    $  43,110
                                                                =========    =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                          $  10,446    $  10,557
Non-Cash financing activities:
Cumulative dividends and accretion on
redeemable convertible preferred stock                          $     531           --

The accompanying notes are an integral part of these consolidated financial statements.

                       Globix Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands, except share and per share data)
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at December 31, 1999 and the results of its operations and cash flows for the three-month periods ended December 31, 1999 and 1998. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month period ending December 31, 1999 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2000.

The consolidated balance sheet as of September 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 on file with the Securities and Exchange Commission.

2. Inventories

Inventories consist of computer hardware and software, parts and related items principally related to the Company's Server Sales and Integration Segment. Inventories are carried at the lower of cost or market determined by the first-in, first-out method. The Company's inventories at December 31, 1999 and September 30, 1999 totaled approximately $1.4 million and $1.3 million, respectively.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                     December 31,  September 30,
                                                         1999         1999
                                                     -----------   -------------

Land                                                  $   1,997     $   1,997
Building and building improvements                       53,985        51,828
Leasehold improvements                                   27,833        25,917
Computer hardware and software and network equipment     51,964        46,384
Furniture and equipment                                   5,639         5,266
                                                      ---------     ---------
                                                        141,418       131,392
                                                      ---------     ---------
Less: Accumulated depreciation and amortization         (12,091)       (8,739)
                                                      ---------     ---------
Property, plant and equipment, net                    $ 129,327     $ 122,653
                                                      =========     =========

Included in property, plant and equipment at December 31, 1999 and September 30, 1999 is $7.1 million of assets held under capital lease obligations.

                       Globix Corporation and Subsidiaries

                 (In thousands, except share and per share data)
                                   (Unaudited)

4. Senior Notes

In April 1998, the Company completed a $160.0 million debt financing (the "Senior Notes") consisting of 160,000 units, each unit consisting of a note in the principal amount of one thousand dollars and one warrant to purchase 14.08 shares of common stock (total of 2,252,800 shares of common stock) at a purchase price of $3.51 per share. The Senior Notes mature on May 1, 2005. Interest on the Senior Notes accrues at a rate of 13.0% per annum and is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. Globix deposited $57.0 million with an escrow agent at closing, which amount, with interest is sufficient to pay, when due, the first six interest payments under the Senior Notes. The Senior Notes are collateralized by a first priority security interest in the escrow account. The Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. In connection with the warrants issued with the Senior Notes, the Company has assigned an original issue discount of approximately $2.3 million. In addition, the Company incurred costs associated with the offering of approximately $6.6 million. These amounts are being amortized over seven years using the effective interest method. (Also see Note 10)

5. Redeemable Convertible Preferred Stock

During November, 1999 the Company designated 250,000 shares of its 500,000 shares of authorized Preferred Stock, $0.01 par value, as Series A. At December 31, 1999 there were 80,000 Series A Preferred Shares outstanding and 170,000 Series A Preferred shares reserved in connection with the issuance of the Series A Preferred Stock.

On December 3, 1999 the Company issued $80.0 million (80,000 shares) in new Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand the build-out of its SuperPOPs and other facilities. The Series A Preferred Stock is convertible into common stock at $10.00 per share at any time and may not be called for redemption by the Company for five years. Under the agreement, the Series A Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend rate of 7.5% payable quarterly in cash or additional Series A Preferred Stock at the option of the Company. The holders of the Series A Preferred Stock have a liquidation preference of $1,000 per share and are entitled to cumulative dividends.

      The Series A Preferred Stock is recorded in the accompanying consolidated balance sheet outside the stockholders equity section due to its mandatory redemption feature. The Company incurred approximately $4.25 million of issuance costs in connection with the Series A Preferred Stock transaction. Such costs have been recorded as a reduction of the carrying amount of the Series A Preferred Stock and are being accreted through a charge to additional paid in capital over the period to the earliest redemption date which is five years. At December 31, 1999 the Company accrued dividends on the Series A Preferred Stock in the amount of $0.46 million.

                       Globix Corporation and Subsidiaries

                 (In thousands, except share and per share data)
                                   (Unaudited)

6. Segment Information

Under the provisions of SFAS No. 131 the Company's activities fall within two operating segments: the Internet Division and the Server Sales and Integration Division. The following table sets forth the Company's industry segment information:

                                                         Three Months ended
                                                             December 31,
                                                    ---------------------------
                                                       1999              1998
                                                    ---------         ---------
Revenues:
Internet                                            $   6,956         $   2,280
Server Sales and Integration                            9,189             3,649
                                                    ---------         ---------
Consolidated                                        $  16,145         $   5,929
                                                    =========         =========

Operating income (loss):
Internet                                            $  (8,618)        $    (740)
Server Sales and Integration                            1,043                38
Corporate                                              (9,388)           (3,144)
                                                    ---------         ---------
Consolidated                                        $ (16,963)        $  (3,846)
                                                    =========         =========

Identifiable assets:
Internet                                            $  56,899         $  25,413
Server Sales and Integration                            7,068             3,614
Corporate                                             293,750           155,874
                                                    ---------         ---------
Consolidated                                        $ 357,717         $ 184,901
                                                    =========         =========

The following table sets forth the Company's geographic segment information:

                                                        Three Months ended
                                                           December 31,
                                                   ----------------------------
                                                      1999               1998
                                                   ---------          ---------
Revenues:
United States                                      $  15,650          $   5,929
Europe                                                   495                 --
                                                   ---------          ---------
Consolidated                                       $  16,145          $   5,929
                                                   =========          =========

Operating income (loss):
United States                                      $ (14,015)         $  (3,846)
Europe                                                (2,948)                --
                                                   ---------          ---------
Consolidated                                       $ (16,963)         $   3,846
                                                   =========          =========

Identifiable assets:
United States                                      $ 337,938          $ 178,064
Europe                                                19,779              6,837
                                                   ---------          ---------
Consolidated                                       $ 357,717          $ 184,901
                                                   =========          =========

                       Globix Corporation and Subsidiaries

                 (In thousands, except share and per share data)
                                   (Unaudited)

7. Comprehensive Loss

The Company reports comprehensive loss under the provisions of SFAS No. 130. Accumulated other comprehensive loss is reported as a component of stockholders equity in the consolidated balance sheets. The Company primarily has two components of comprehensive loss, cumulative translation adjustments from the Company's operations in foreign countries and unrealized gains and losses on marketable securities classified as available for sale.

The components of other comprehensive loss were as follows:

                                                          Three Months Ended
                                                              December 31,
                                                      -------------------------
                                                        1999             1998
                                                      --------         --------

Net loss                                              $(20,811)        $ (7,819)
Other comprehensive income (loss):
 Unrealized gain on marketable
  securities available for sale                            243              337
 Foreign currency translation
  adjustment                                              (212)              11
                                                      --------         --------
Comprehensive loss                                    $(20,780)        $ (7,471)
                                                      ========         ========

8. Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. Diluted loss per share has not been presented since the inclusion of outstanding stock options and warrants would be antidilutive.

                       Globix Corporation and Subsidiaries

                 (In thousands, except share and per share data)
                                   (Unaudited)

The following table sets forth the computation of basic and dilutive earnings per share:

                                                       Three Months Ended
                                                          December 31,
                                                ------------------------------
                                                      1999             1998
                                                -------------    -------------
Net Loss                                        $     (20,811)   $      (7,819)
Less: Cumulative dividends on redeemable
  convertible preferred stock                            (460)
Less: Accretion of redeemable convertible
  preferred stock                                         (70)
                                                -------------    -------------
Net loss attributable to common stockholders    $     (21,341)   $      (7,819)
                                                =============    =============

Weighted average shares outstanding,
  basic and dilutive                               33,557,678       16,560,464
                                                =============    =============

Basic and diluted loss per share                $       (0.64)   $       (0.47)
                                                =============    =============

9. Stock Splits

On December 10, 1999 the Company announced a two-for-one stock split of its outstanding shares of common stock which was paid on December 30, 1999. On January 10, 2000, the Company announced an additional two-for-one stock split of its outstanding shares of common stock, payable on January 31, 2000. Stockholders' equity has been restated to give retroactive recognition to both stock splits for all periods presented in the accompanying financial statements by reclassifying from additional paid-in-capital to common stock the par value of the additional shares arising from the splits. In addition all references to number of shares, per share amounts and stock option data have been restated to reflect the stock splits.

10. Subsequent Events

On January 28, 2000, the Company announced that it has entered into an agreement to sell $600.0 million 12.5% senior notes due 2010 in a private placement to a group of initial purchasers.

On January 28, 2000, the Company also announced that it intends to commence a tender offer to purchase for cash any and all of its outstanding 13% senior notes due 2005, $160.0 million in principal amount. The purchase price in the tender offer will be 106.5% of the principal amount, plus accrued and unpaid interest. In connection with the offering of 12.5% senior notes, the Company has received the consent of the beneficial holders of a majority of the outstanding 13% senior notes. In addition, these beneficial holders have agreed to irrevocably instruct any parties through which they hold their beneficial interests to provide their consent to the execution and delivery of a supplemental indenture reflecting these amendments to the indenture. The Company will commence the tender offer only if it receives a supplemental indenture executed by the trustee. The closing of the tender is conditioned upon the closing of the offering for the 12.5% senior notes. The tender and related redemption of the outstanding 13% senior notes is expected to result in a one time charge to earnings of approximately $17.6 million which will be recorded as an extraordinary item in the statement of operations during the fiscal second quarter of 2000.

On February 8, 1999 the Company closed on its offering for $600.0 million 12.5% senior notes due 2010 resulting in net proceeds of approximately $582.0 million.

PART I Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Report on Form 10-Q contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, potential expansion into new markets, and anticipated customer demand for our existing and future products and services. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage the inclusion of prospective information so long as those statements are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to generate sufficient cash flow, particularly in light of our expectation that operating losses will continue; our ability to obtain additional debt or equity financing; our ability to recruit and retain key personnel; the complexity of managing our expanding operations; maintaining and expanding the capabilities of our network; forming relationships with other Internet service providers; expanding into international markets; our ability to obtain computer and network equipment for a reasonable cost; the success of our investments or acquisitions; a failure of the computer or telecommunications systems on which we depend; the continued growth, use and improvement of the Internet; significant technological changes rendering our products and services obsolete; and competition from numerous other businesses. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" appearing in our other periodic reports and documents filed with the Securities and Exchange Commission.

You should read the following discussion in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of the Company's Annual Report on Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Overview

Globix was founded in 1989 as a value-added reseller, primarily focused on providing custom computer hardware and software solutions for desktop publishing. By 1995, Globix recognized the growing demand by businesses for electronic information delivery and began to re-shape its corporate strategy to focus on offering Internet products and services. In early 1996, Globix raised net proceeds of approximately $7.4 million through an initial public offering of its common stock and subsequently, began to offer Internet access products and services to business customers. In 1997, Globix expanded its product and service offerings beyond Internet access and began to offer a range of end-to-end Internet solutions designed to enable its customers to more effectively capitalize on the Internet as a business tool.

In 1998, Globix undertook a major expansion plan in order to more aggressively pursue opportunities resulting from the tremendous growth of the Internet. In April 1998, Globix completed a $160.0 million debt financing to fund the expansion of its physical facilities and the acquisition and build-out of its network backbone. Globix has completed construction of the new state-of-the-art SuperPOP facilities in New York City, London and Santa Clara, CA and has begun operations at each facility. The addition of these new SuperPOP facilities increased Globix's total Internet Data Center capacity to approximately 63,000 square feet.

In March 1999, Globix completed a public offering of 16,000,000 shares of its common stock, resulting in proceeds to Globix, after expenses, of approximately $136.6 million. In December 1999, Globix completed the private placement of 80,000 shares of Series A Preferred Stock to affiliates of Hicks, Muse, Tate & Furst Incorporated, resulting in net proceeds of $76.0 million. The proceeds from those offerings are being used to fund the continued expansion of Globix's network and for general corporate purposes.

Globix reports its results of operations in two operating segments: (i) the "Internet Division" and (ii) the "Server Sales and Integration Division." The Internet Division provides dedicated Internet access, hosting, co-location, application services (such as streaming media, electronic commerce, and collaborative and messaging solutions) and solutions architecture and system administration. The Server Sales and Integration Division provides Internet-related hardware and software sales and systems and network integration. Revenue from the Internet Division has grown significantly as a percentage of total revenue from 6% in 1996 to over 39% in 1999. Globix expects that the Internet Division revenues will continue to grow as a percentage of total revenues.

Globix continues to derive a portion of its total revenues from sales of third-party hardware and software, including workstation web and database servers, network equipment, and server and application software. Globix intends to continue to offer higher-margin workstation, server and software components as a complement to its Internet solutions. Globix maintains a limited inventory of hardware and software and typically purchases such products from third-party vendors only after receipt of a customer order. The second largest component of Globix's total revenues is derived from providing dedicated Internet access services to business customers. Globix's Internet access customers typically sign one or two-year contracts that provide for fixed, monthly-recurring service fees and a one-time installation fee. Globix also derives revenues from hosting and co-location services based upon its customers' bandwidth requirements, including charges for fixed amounts of bandwidth availability and incremental fees for additional bandwidth use. In addition to fees based on bandwidth, Globix charges its co-location customer's monthly fees for the use of its physical facilities. Globix's hosting and co-location contracts typically range from one to two years. Application services are charged on a monthly fixed price or time and materials basis.

Cost of revenues for the Server Sales and Integration Division consists primarily of acquisition costs of third-party hardware and software. Cost of revenues for the Internet Division consists primarily of telecommunications costs for Internet access, hosting and co-location customers and direct labor costs for, application services. Telecommunications costs include the cost of providing local telephone lines into the Globix SuperPOP, costs related to the use of third-party networks, and costs associated with leased data lines. Cost of revenues for application services includes the cost of project management, quality control and project review.

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

Depreciation and amortization expense increased significantly due to the expansion of the SuperPOP facilities. Globix depreciates its capital assets on a straight-line basis over the useful life of the assets, ranging from 5 to 40 years. Globix began to recognize depreciation expense in the year ended September 30, 1999 for its new SuperPOP in New York, London and Santa Clara, California upon commencement of operations at each of these facilities. In addition, Globix amortizes debt discount and issuance costs associated with its debt offerings over the life of those obligations using the effective interest method.

Globix historically has experienced negative cash flow from operations and has incurred net losses. Globix's ability to generate positive cash flow from operations and achieve profitability is dependent upon Globix's ability to continue to grow its revenue base and achieve further operating efficiencies. For the three months ended December 31, 1999 and 1998 Globix generated negative cash flows from operations of approximately $20.0 million and $7.9 million, respectively, and incurred net losses of approximately $20.8 million and $7.8 million, respectively. Globix expects to continue to experience negative cash flow from operations and to incur net losses as a result of its significant investment in the expansion of its internet data center facilities, the expansion of its network backbone, the hiring of additional personnel and the interest expense related to its debt financing activities. As of December 31, 1999, Globix had an accumulated deficit of approximately $80.4 million.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

REVENUES. Total revenues for the three months ended December 31, 1999 increased 172% to $16.2 million from $5.9 million for the three months ended December 31, 1998. Revenues from the Server Sales and Integration Division for the three months ended December 31, 1999 increased 152% to $9.2 million from $3.7 million for the three months ended December 31, 1998. Revenues from the Internet Division increased 205% to $7.0 million for the three months ended December 31, 1999 from $2.3 million for the three months ended December 31, 1998. This increase was primarily attributable to the expansion of our available data center space, increased marketing efforts and our addition of new sales and technical staff. The increase in percentage of Internet Division revenues as a percentage of total revenues reflected the Company's continued shift in product mix toward Internet related sales.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended December 31, 1999 were $19.7 million or 122% of total revenues as compared to $5.6 million or 93.9% of total revenues for the three months ended December 31, 1998. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in employees and marketing costs. The number of full time employees increased from 211 as of December 31, 1998 to over 520 as of December 31, 1999. Salaries and benefit costs increased from $3.1 million for the three months ended December 31, 1998 to $10.4 million for the three months ended December 31, 1999. In addition, the Company increased expenditures in advertising from $1.1 million for the three months ended December 31, 1998 to $3.3 million for the three months ended December 31, 1999.

INTEREST AND FINANCING EXPENSE AND INTEREST INCOME. The increase in interest expense to $5.4 million for the three months ended December 31, 1999 from $4.9 million for the three months ended December 31, 1998 is a result of increased debt financing and related costs. The Company is amortizing debt discount and issuance costs of $8.9 million relating to the $160.0 million debt financing over seven years using the effective interest method. The increase in interest income to $1.6 million for the three months ended December 31, 1999 reflects the increased cash position derived from the net proceeds of the March 1999 equity financing and the December 1999 issuance of the Series A Convertible Preferred Stock.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $3.3 million for the three months ended December 31, 1999 as compared to $0.5 million for the three months ended December 31, 1998. The increase was primarily related to property and equipment purchased for use in the Internet Division.

NET LOSS AND LOSS PER SHARE. As a result of the above, the Company reported a net loss of $20.8 million and a $21.3 million loss attributable to common stockholders or $0.64 per share for the three months ended December 31, 1999 as compared to a net loss of $7.8 million or $0.47 per share for the three months ended December 31, 1998.

Liquidity and Capital Resources

Globix has historically had losses from operations, which have been funded primarily through borrowings, including capital lease financing from vendors and financial institutions, and through the issuance of debt and equity securities. In fiscal 1999, we received net proceeds of approximately $136.6 million from equity financings.

On December 3, 1999 Globix issued $80.0 million in new Series A Convertible Preferred Stock to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand our build-out of SuperPOPs and other facilities. The preferred stock is convertible into common stock at any time and cannot be called for redemption for five years. Under the agreement, the Series A Convertible Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend rate of 7.5% payable quarterly in cash or additional preferred stock at the option of Globix.

On January 28, 2000, the Company announced that it has entered into an agreement to sell $600.0 million 12.5% senior notes due 2010 in a private placement to a group of initial purchasers.

On January 28, 2000, the Company also announced that it intends to commence a tender offer to purchase for cash any and all of its outstanding 13% senior notes due 2005, $160.0 million in principal amount. The purchase price in the tender offer will be 106.5% of the principal amount, plus accrued and unpaid interest. In connection with the offering of 12.5% senior notes, the Company has received the consent of the beneficial holders of a majority of the outstanding 13% senior notes. In addition, these beneficial holders have agreed to irrevocably instruct any parties through which they hold their beneficial interests to provide their consent to the execution and delivery of a supplemental indenture reflecting these amendments to the indenture. The Company will commence the tender offer only if it receives a supplemental indenture executed by the trustee. The closing of the tender is conditioned upon the closing of the offering for the 12.5% senior notes. On February 8, 1999 the Company closed on its offering for $600.0 million 12.5% senior notes due 2010 resulting in net proceeds of approximately $582.0 million.

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

Globix does not anticipate that the implementation of the Euro will have a material adverse effect on its business operations as the operations of Globix expands into other European countries. However there are no assurances that the implementation of the Euro will not have a material adverse affect on Globix's business, financial condition and results of operations. In addition, Globix cannot predict the impact the Euro will have on currency exchange rates or Globix's currency exchange risk.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Globix believes it has limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of our debt obligations.

At December 31, 1999, we had financial instruments consisting of fixed rate debt, marketable securities and other investments. The majority of our debt obligations consist of the Senior Notes, which bear interest at 13% and mature May 1, 2005.

Marketable securities include Globix's strategic investment in Edgar On-Line, a publicly traded entity, which is recorded at its fair market value. Globix does not hedge its exposure to fluctuations in the value of its equity securities.

Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At December 31, 1999, all of our investments are due to mature within twelve months except $32.2 million and the carrying value of such investments approximates fair value. At December 31, 1999, $37.7 million of our cash, restricted cash and investments were restricted in accordance with the terms of our financing arrangements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

On December 3, 1999, the Company privately placed an aggregate of 80,000 shares of new Series A Convertible Preferred Stock to HM4 Globix Qualified Fund, LLC, HM4 Globix Private Fund, LLC, HM PG-IV Globix, LLC, HM 4-EQ Globix Co-investors, LLCHM 4-SBS Globix Co-investors, LLC and HMTF Bridge Globix, LLC, (all affiliates of Hicks Muse) at an aggregate offering price of $80.0 million. Transaction fees and expenses for the sale of the preferred stock were approximately $4.25 million.

The preferred stock was sold pursuant to a Stock Purchase Agreement dated November 5, 1999 between the Company and HMTF-IV Acquisition Corp. and an exemption from registration of the preferred stock was claimed under Section 4(2) of the Securities Act of 1933.

The preferred stock has a liquidation preference of $1,000 per share and an annual dividend rate of 7.5%. The Preferred Stock is convertible into shares of the Company's common stock, $0.01 par value per share, at a conversion price of $10.00 per share.

The Company intends to use the net proceeds of the transaction to further expand the Company's data centers and network infrastructure and for general corporate purposes.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On December 10, 1999 the Company announced a two-for-one stock split of its outstanding shares of common stock which was paid on December 30,1999. On January 10,2000, the Company announced an additional two-for-one stock split of its outstanding shares of common stock, which was paid on January 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Not Applicable

(b)   Reports on Form 8-K

Date Filed: 11/29/99           Date of Event: 11/5/99

Subject: Company entered into a Stock Purchase Agreement to sell to HMTF-IV Acquisition Corp., an affiliate of Hicks, Muse, Tate & Furst Incorporated, $80.0 million in a new Series A Convertible Preferred Stock. The preferred stock has a liquidation preference of $1,000 per share and an annual dividend rate of 7.5%. The preferred stock is convertible, at any time and at the holder's option, into shares of the Company's common stock, $0.01 par value per share at a conversion price of $10.00 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Globix Corporation


Date:  February 14, 2000          By:  /s /  Marc H. Bell
                              -------------------------------------------------
                              Marc H. Bell, Chairman, President &
                                 Chief Executive Officer


Date:  February 14, 2000          By: /s /  Brian L. Reach
                              -------------------------------------------------
                              Brian L. Reach, Senior Vice President &
                                 Chief Financial Officer


Date:  February 14, 2000          By: /s /  Shawn P. Brosnan
                              -------------------------------------------------
                              Shawn P. Brosnan, Vice President, Corporate
                                 Controller and Chief Accounting Officer