Form 10-Q
period 2000-03-31
GLOBIX CORP
filed 2000-05-15
CIK 1003111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: March 31, 2000

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD From ____ to ____

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

36,672,000 shares of Common Stock outstanding as of May 12, 2000

                       Globix Corporation and Subsidiaries

                                      Index

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
  Item 1. Consolidated Balance Sheets - As of March 31, 2000 and
            September 30,1999                                                  1

          Consolidated Statements of Operations - For the Three
            Months Ended March 31, 2000 and 1999                               2

          Consolidated Statements of Operations - For the Six Months
            Ended March 31, 2000 and 1999                                      2

          Consolidated Statements of Cash Flows - For the Six Months
            Ended March 31, 2000 and 1999                                      3

          Notes to Consolidated Financial Statements                           4

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8

  Item 3. Quantitative and Qualitative Disclosure of Market Risk              11

PART II - OTHER INFORMATION                                                   13

  Item 1. Legal Proceedings

  Item 2. Changes is Securities and Use of Proceeds

  Item 3. Defaults upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other information

  Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                       Globix Corporation and Subsidiaries

                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                March  31,  September 30,
                                                                   2000          1999
                                                                 ---------    ---------
                                                                 (Unaudited)
Assets
Current assets:
Cash and cash equivalents ....................................   $ 498,252    $ 101,471
Short term investments .......................................      75,325           --
Marketable securities ........................................      13,033        9,941
Accounts receivable, net of allowance for doubtful accounts of
   $1,213 and $707, respectively .............................      13,963        7,798
Inventories ..................................................         582        1,282
Prepaid expenses and other current assets ....................       3,730        2,649
Restricted cash ..............................................       9,882        8,848
                                                                 ---------    ---------
Total current assets .........................................     614,767      131,989

Investments, restricted ......................................       5,781       36,191
Property, plant and equipment, net ...........................     133,705      122,653
Debt issuance costs, net of accumulated amortization of $350
   and $1,030, respectively ..................................      21,650        5,583
Other assets .................................................       6,283        6,102
                                                                 ---------    ---------
Total assets .................................................   $ 782,186    $ 302,518
                                                                 =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
Capital Lease obligations and other ..........................   $   2,147    $   2,088
Accounts payable .............................................       9,282       10,439
Accrued liabilities ..........................................       9,271        9,579
Accrued interest .............................................      12,500        8,667
                                                                 ---------    ---------
Total current liabilities ....................................      33,200       30,773
Capital Lease obligations, net of current portion ............       1,918        2,896
Mortgage Payable .............................................      20,774           --
Senior Notes, net of unamortized discount of
   $1,891 in 1999 ............................................     600,000      158,109
Other long term liabilities ..................................       4,295        4,335
                                                                 ---------    ---------
Total liabilities ............................................     662,163      196,113

Redeemable Convertible Preferred Stock .......................      75,567           --

Stockholders' Equity:
Common stock, $.01 par value; 500,000,000 shares
   authorized; 36,359,036 and 33,300,020 shares issued and
   outstanding, respectively .................................         364          333
Additional paid-in capital ...................................     161,091      155,423
Accumulated other comprehensive income .......................      12,543       10,279
Accumulated deficit ..........................................    (127,566)     (59,630)
                                                                 ---------    ---------
Total stockholders' equity ...................................      46,432      106,405
                                                                 ---------    ---------
Total liabilities and Stockholders' Equity ...................   $ 782,186    $ 302,518
                                                                 =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       Globix Corporation and Subsidiaries

                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                                                     Three Months Ended               Six Months Ended
                                                                          March 31,                       March 31
                                                                          ---------                       --------
                                                                     2000           1999            2000            1999
                                                                     ----           ----            ----            ----
                                                                         (Unaudited)                    (Unaudited)
Revenue ......................................................   $     17,913    $      7,086    $     34,058    $     13,015
Operating costs and expenses:
  Cost of revenues ...........................................         10,218           4,476          20,274           8,178
  Selling, general and administrative ........................         23,089           7,662          42,784          13,227
  Depreciation and amortization ..............................          4,590             705           7,947           1,213
                                                                 ------------    ------------    ------------    ------------
Total operating costs and expenses ...........................         37,897          12,843          71,005          22,618
                                                                 ------------    ------------    ------------    ------------
Loss from operations .........................................        (19,984)         (5,757)        (36,947)         (9,603)
  Interest and financing expense .............................        (16,938)         (4,331)        (22,407)         (9,249)
  Interest income ............................................          7,374             438           8,995           1,383
                                                                 ------------    ------------    ------------    ------------
Loss before extraordinary item ...............................        (29,548)         (9,650)        (50,359)        (17,469)
Dividends and accretion on preferred stock ...................         (1,762)             --          (2,292)             --
                                                                 ------------    ------------    ------------    ------------
Net loss attributable to common stockholders before
 extraordinary loss ..........................................   $    (31,310)   $     (9,650)   $    (52,651)   $    (17,469)
   Extraordinary loss on early extinguishment of debt - Note 4        (17,577)             --         (17,577)             --
                                                                 ------------    ------------    ------------    ------------
Net loss attributable to common stockholders .................   $    (48,887)   $     (9,650)   $    (70,228)   $    (17,469)
                                                                 ============    ============    ============    ============

Basic and diluted loss per share attributable to common
 stockholders before extraordinary loss ......................   $      (0.90)   $      (0.55)   $      (1.55)   $      (1.03)
Extraordinary loss per share .................................          (0.51)             --           (0.51)             --
                                                                 ------------    ------------    ------------    ------------
Basic and diluted net loss per share attributable
 to common stockholders ......................................   $      (1.41)   $      (0.55)   $      (2.06)   $      (1.03)
                                                                 ============    ============    ============    ============

Weighted average common shares outstanding ...................     34,617,361      17,505,800      34,084,624      17,027,940
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

                       Globix Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows
                 (In thousands, except share and per share data)

                                                                            Six Months Ended
                                                                                March 31,
                                                                                ---------
                                                                            2000         1999
                                                                            ----         ----
                                                                              (Unaudited)
Cash flows from operating activities
Net loss .............................................................   $ (67,936)   $ (17,469)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Depreciation and amortization ........................................       7,947        1,213
Extraordinary loss on early extinguishment of debt ...................      17,577           --
Amortization of debt discount and issuance costs .....................         653          677
Changes in operating assets and liabilities:
Accounts receivable ..................................................      (6,165)        (848)
Inventories ..........................................................         700         (335)
Prepaid expenses and other current assets ............................      (1,081)        (578)
Other assets .........................................................        (181)        (233)
Accounts payable .....................................................      (1,157)         765
Accrued liabilities ..................................................      (2,291)         630
Accrued interest .....................................................       3,833           --
Other ................................................................         (40)         363
                                                                         ---------    ---------
Net cash used in operating activities ................................     (48,141)     (15,815)
                                                                         ---------    ---------

Cash flows from investing activities
Investment in short-term restricted investments ......................     (75,325)          --
Use of restricted cash ...............................................      10,400       10,793
Use of (investment in restricted investments) ........................      18,662       (2,600)
Proceeds from sale of marketable securities ..........................          --       13,758
Purchases of property, plant and equipment ...........................     (18,998)     (45,959)
                                                                         ---------    ---------
Net cash used in investing activities ................................     (65,261)     (24,008)
                                                                         ---------    ---------

Cash flows from financing activities
Proceeds from Senior Note offering, net of offering expenses .........     579,000           --
Proceeds from issuance of redeemable convertible preferred stock, net       75,250           --
Proceeds from exercise of stock options and warrants, net ............       7,990        1,078
Proceeds from issuance of common stock ...............................          --      136,802
Repayments of Senior Notes ...........................................    (170,400)          --
Repayment of Note payable ............................................          --         (557)
Proceeds from mortgage payable, net of expenses ......................      20,000           --
Repayments of mortgage payable and capital lease obligations .........      (1,145)          --
                                                                         ---------    ---------
Net cash provided by financing activities ............................     510,695      137,323
                                                                         ---------    ---------

Effects of exchange rate changes on cash and cash equivalents ........        (512)          --
                                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents .................     396,781       97,500
Cash and cash equivalents, beginning of period .......................     101,471       61,473
                                                                         ---------    ---------
Cash and cash equivalents, end of period .............................     498,252      158,973
                                                                         =========    =========
Supplemental disclosure of cash flow information
Cash paid for interest ...............................................   $  18,574    $  10,643
                                                                         =========    =========
Non-cash financing activities:
Cumulative dividends and accretion on redeemable
   convertible preferred stock .......................................   $   2,292    $      --
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

                       Globix Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2000 and the results of its operations for the three-month and six-month periods ended March 31, 2000 and 1999 and cash flows for the six-month periods ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month and six-month periods ending March 31, 2000 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2000.

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

2. Inventories

Inventories consist of computer hardware and software, parts and related items principally related to the Company's Server Sales and Integration Segment. Inventories are carried at the lower of cost or market determined by the first-in, first-out method. The Company's inventories at March 31, 2000 and September 30, 1999 totaled approximately $ 582 and $ 1,282, respectively.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                          March 31,     September 30,
                                                            2000            1999
                                                            ----            ----
Land                                                     $   1,997      $   1,997
Building and building improvements                          55,288         51,828
Leasehold improvements                                      28,819         25,917
Computer hardware and software and network equipment        56,749         46,384
Furniture and equipment                                      6,666          5,266
                                                         ---------      ---------
                                                           149,519        131,392
Less: Accumulated depreciation and amortization            (15,814)        (8,739)
                                                         ---------      ---------
Property, plant and equipment, net                       $ 133,705      $ 122,653
                                                         =========      =========

Certain computer and network equipment totaling approximately $7,100 is held under capital lease obligations at March 31, 2000 and September 30, 1999.

                       Globix Corporation and Subsidiaries

                 (In thousands, except share and per share data)
                                   (Unaudited)

4. Senior Notes

In April 1998, the Company completed a $160,000 debt financing (the "13% Senior Notes") consisting of 160,000 units, each unit consisting of a note in the principal amount of one thousand dollars and one warrant to purchase 14.08 shares of common stock (total of 2,252,800 shares of common stock) at a purchase price of $3.51 per share. The 13% Senior Notes were to mature on May 1, 2005. Interest on the 13% Senior Notes accrued at a rate of 13.0% per annum and was payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. Globix deposited $57,000 with an escrow agent at closing, which amount, with interest, was sufficient to pay, when due, the first six interest payments under the 13% Senior Notes. The 13% Senior Notes were collateralized by a first priority security interest in the escrow account. The 13% Senior Notes were unsecured obligations of the Company and ranked pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. In connection with the warrants issued with the 13% Senior Notes, the Company had assigned an original issue discount of approximately $2,253.

On January 28, 2000, the Company announced that it had entered into an agreement to sell $600,000 12.5% senior notes (the "12.5% Senior Notes") due 2010 in a private placement to a group of initial purchasers and in March 2000 completed a tender offer to purchase all of the outstanding 13% Senior Notes, $160,000 in principal amount. The purchase price in the tender offer was 106.5% of the principal amount, plus accrued and unpaid interest. On February 8, 2000 the Company closed on its offering for the $600,000 12.5% Senior Notes due 2010, resulting in net proceeds of approximately $579,000, after underwriting fees and offering expenses. The tender offer and related redemption of the outstanding 13% Senior Notes resulted in a one time charge of $17,577 or $0.51 per share which has been recorded as an extraordinary item in the statement of operations during the period ending March 31, 2000. As a result of the redemption of the 13% Senior Notes all restrictions related to the escrow deposit were released and such funds are no longer restricted as to use.

The 12.5% Senior Notes mature on February 1, 2010. Interest on the 12.5% Senior Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 2000. The 12.5% Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. In connection with the offering the Company incurred costs of approximately $21,000 that are being amortized over ten years using the effective interest method.

5. Mortgage Payable

On January 25, 2000, the Company borrowed $21,000 from a financial institution against a mortgage note secured by the Company's property at 139 Centre Street, New York. Interest is payable at 9.16% (subject to adjustment on February 11,
2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025.

6. Redeemable Convertible Preferred Stock

During November,1999, the Company designated 250,000 shares of its authorized Preferred Stock, $0.01 par value, as Series A. At March 31, 2000, there were 80,000 Series A Preferred Shares outstanding and 170,000 Series A Preferred Shares reserved for issuance (see note 11).

On December 3, 1999, the Company issued $80,000 (80,000 shares) in Series A Redeemable Convertible Preferred Stock (the "Series A Preferred Stock") to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand the build-out of its SuperPOPs and other facilities. The Series A Preferred Stocks is convertible into common stock at $10.00 per share at any time and may not be called for redemption by the Company for five years. Under the agreement, the Series A Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend of 7.5% payable quarterly in cash or additional Series A Preferred Stock, at the option of the Company. The holders of the Series A Preferred Stock have a liquidation preference of $1,000 per share and are entitled to cumulative dividends.

                       Globix Corporation and Subsidiaries

                 (In thousands, except share and per share data)
                                   (Unaudited)

The Series A Preferred Stock is recorded in the accompanying consolidated balance sheet outside the stockholders equity section due to its mandatory redemption feature. The Company incurred approximately $4,750 of issuance costs in connection with the Series A Preferred Stock transaction. Such costs have been recorded as a reduction of the carrying amount of the Series A Preferred Stock and are being accreted through a charge to additional paid in capital over the five year period to the earliest redemption date. At March 31, 2000, the Company accrued dividends on the Series A Preferred Stock in the amount of $1,975. Such dividends are included in accrued liabilities in the accompanying March 31, 2000 consolidated balance sheets. On April 4, 2000 the Company's Board of Directors declared payment of cash dividends on the outstanding Series A Preferred Stock for the periods ending December 31, 1999, March 31, 2000 and June 30, 2000. In April 2000 the Company paid cash dividends totaling $1,975 to the holders of the Series A Preferred Stock.

7. Segment Information

Under the provisions of SFAS No. 131 the Company's activities fall within two operating segments: the Internet Division and the Server Sales and Integration Division. The following tables set forth the Company's industry segment information for the three and six month periods ended March 31, 1999 and 2000:

                                     Three Months Ended             Six Months Ended
                                          March 31,                     March 31,
                                      2000          1999           2000           1999
                                      ----          ----           ----           ----
Revenues:
Internet                           $  10,312      $   2,711      $  17,268      $   4,992
  Server Sales and Integration         7,601          4,375         16,790          8,023
                                   ---------      ---------      ---------      ---------

Consolidated                       $  17,913      $   7,086      $  34,058      $  13,015
                                   =========      =========      =========      =========
Operating loss:
  Internet                         $  (8,859)     $    (959)     $ (17,477)     $  (1,682)
  Server Sales and Integration           813            280          1,856            258
  Corporate                          (11,938)        (5,018)       (21,326)        (8,179)
                                   ---------      ---------      ---------      ---------
Consolidated                       $ (19,984)     $  (5,757)     $ (36,947)     $  (9,603)
                                   =========      =========      =========      =========
Identifiable assets:
  Internet                         $  97,509      $  41,936      $  97,509      $  41,936
  Server Sales and Integration         7,466          4,054          7,466          4,054
  Corporate                          677,211        273,275        677,211        273,275
                                   ---------      ---------      ---------      ---------
Consolidated                       $ 782,186      $ 319,265      $ 782,186      $ 319,265
                                   =========      =========      =========      =========

The following tables set forth the Company's geographic segment information for the three and six month periods ended March 31, 1999 and 2000:

                                     Three Months Ended             Six Months Ended
                                          March 31,                     March 31,
                                      2000          1999           2000           1999
                                      ----          ----           ----           ----
Revenues:
  United States                    $  16,849      $   7,086      $  32,499      $  13,015
  Europe                               1,064             --          1,559             --
                                   ---------      ---------      ---------      ---------
Consolidated                       $  17,913      $   7,086      $  34,058      $  13,015
                                   =========      =========      =========      =========
Operating income (loss):
  United States                    $ (15,666)     $  (5,757)     $ (29,681)     $  (9,603)
  Europe                              (4,318)            --         (7,266)            --
                                   ---------      ---------      ---------      ---------
Consolidated                       $ (19,984)     $  (5,757)     $ (36,947)     $  (9,602)
                                   =========      =========      =========      =========
Identifiable assets:
  United States                    $ 759,863      $ 311,229      $ 759,863      $ 311,229
  Europe                              22,323          8,036         22,323          8,036
                                   ---------      ---------      ---------      ---------
 Consolidated                      $ 782,186      $ 319,265      $ 782,186      $ 319,265
                                   =========      =========      =========      =========

                       Globix Corporation and Subsidiaries

                 (In thousands, except share and per share data)
                                   (Unaudited)

8. Comprehensive Loss

The Company reports comprehensive loss under the provisions of SFAS No. 130. Accumulated other comprehensive loss is reported as a component of stockholders equity in the consolidated balance sheets. The Company primarily has two components of comprehensive loss: cumulative translation adjustments from the Company's operations in foreign countries and unrealized gains and losses on marketable securities classified as available for sale. The components of other comprehensive loss were as follows:

                                                                     Three Months Ended          Six Months Ended
                                                                         March 31,                   March 31,
                                                                     2000         1999          2000          1999
                                                                     ----         ----          ----          ----
Net loss                                                          $(47,125)     $ (9,650)     $(67,936)     $(17,469)
Other comprehensive income (loss):
  Unrealized gain on marketable securities available for sale        2,533           189         2,776           527
  Foreign currency translation adjustment                             (300)           55          (512)           67
                                                                  --------      --------      --------      --------
Comprehensive loss                                                $(44,892)     $ (9,406)     $(65,672)     $(16,875)
                                                                  ========      ========      ========      ========

9. Loss Per Share

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

10. Stock Splits

On December 10, 1999 the Company announced a two-for-one stock split of its outstanding shares of common stock which was paid on December 30, 1999. On January 10, 2000, the Company announced an additional two-for-one stock split of its outstanding shares of common stock, payable on January 31, 2000. Stockholders' equity has been restated to give retroactive recognition to both stock splits for all periods presented in the accompanying financial statements by reclassifying from additional paid-in-capital to common stock the par value of the additional shares arising from the splits. In addition, all references to number of shares, per share amounts and stock option data have been restated to reflect the stock splits.

11. Subsequent Event

On April 4, 2000, the shareholders of the Company voted to amend the Company's certificate of incorporation to increase the Company's authorized common stock to 500,000,000 shares and increase the authorized preferred stock to 5,000,000 shares.

                                     PART I

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

You should read the following discussion in conjunction with our Consolidated Financial Statements and notes thereto included in Part II, Item 8 of the Company's Annual Report on Form10-K. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Overview

Globix was founded in 1989 as a value-added reseller primarily focused on providing custom computer hardware and software solutions for desktop publishing. By 1995, Globix recognized the growing demand by businesses for electronic information delivery and began to re-shape its corporate strategy to focus on offering Internet products and services. In early 1996, Globix raised net proceeds of approximately $7.4 million through an initial public offering of its common stock and subsequently, began to offer Internet access products and services to business customers. In 1997, Globix expanded its product and service offerings beyond Internet access and began to offer a range of end-to-end Internet solutions designed to enable its customers to more effectively capitalize on the Internet as a business tool.

In 1998, Globix undertook a major expansion plan in order to more aggressively pursue opportunities resulting from the tremendous growth of the Internet. In April 1998, Globix completed a $160.0 million debt financing to fund the expansion of its physical facilities and the acquisition and build-out of its network backbone. In 1999, Globix completed construction of the new state-of-the-art SuperPOP facilities in New York City, London and Santa Clara, California and began operations at each facility. These new SuperPOP facilities increased Globix's total Internet Data Center capacity to approximately 63,000 square feet.

In March 1999, Globix completed a public offering of 16,000,000 shares of its common stock, resulting in net proceeds to Globix of approximately $136.6 million. In December 1999, Globix completed the private placement of 80,000 shares of Series A Preferred Stock to affiliates of Hicks, Muse, Tate & Furst Incorporated, resulting in net proceeds of $75.3 million. The proceeds from those offerings are being used to fund the continued expansion of Globix's facilities and network and for general corporate purposes.

In February 2000, Globix completed a $600.0 million debt financing to fund (a) the continued expansion of its facilities and network and (b) the tender offer to purchase all of the outstanding 13% Senior Notes, $160.0 million principal amount. The purchase price of the tender was 106.5% of principal amount plus all accrued and unpaid interest.

Globix reports its results of operations in two operating segments: (i) the "Internet Division" and (ii) the "Server Sales and Integration Division." The Internet Division provides dedicated Internet access, hosting, co-location, application services (such as streaming media, electronic commerce, solutions architecture and system administration and other internet solutions). The Server Sales and Integration Division provides Internet-related hardware and software sales and systems and network integration. Revenue from the Internet Division has grown significantly as a percentage of total revenue from 6% in fiscal year 1996 to over 57% for the three months ended March 31, 2000. Globix expects that the Internet Division revenues will continue to grow as a percentage of total revenues due to the continued expansion of SuperPOP facilities and emphasis on the internet business.

Globix continues to derive a substantial portion of its total revenues from sales of third-party hardware and software, including workstation web and database servers, network equipment, and server and application software. Globix intends to continue to offer higher-margin workstation, server and software components as a complement to its Internet solutions. Globix maintains a limited inventory of hardware and software and typically purchases such products from third-party vendors only after receipt of customer order. The second largest component of Globix's total revenues is derived from providing dedicated Internet access services to business customers. Globix's Internet access customers typically sign one or two-year contracts that provide for fixed, monthly-recurring service fees and a one-time installation fee. Globix also derives revenues from hosting and co-location services, including charges for fixed amounts of bandwidth availability and incremental fees for additional bandwidth use. In addition to fees based on bandwidth, Globix charges its co-location customer's monthly fees for the use of its physical facilities. Globix's hosting and co-location contracts typically range from one to two years. Application services are charged on a fixed price or time and materials basis.

Cost of revenues for the Server Sales and Integration Division consists of acquisition costs of third-party hardware and software. Cost of revenues for the Internet Division consists primarily of telecommunications costs for Internet access, hosting and co-location customers and direct labor costs for application services. Telecommunications costs include the cost of providing local telephone lines into the Globix SuperPOP, costs related to the use of third-party networks, and costs associated with leased data lines. Cost of revenues for application services includes the cost of project management, quality control and project review.

Selling, general and administrative expenses consist of sales and marketing personnel and related occupancy costs; advertising costs; salaries and occupancy costs for executives, financial and administrative personnel; and personnel recruitment and related operating expenses associated with network operations, customer service and field services. Globix continues to hire a significant number of additional personnel to staff its three new SuperPOP facilities, increase senior management and others to expand its sales, corporate and marketing, network operations, customer service and field services personnel. Globix has also begun to hire significant staff resources to handle the build-out and initial occupancy of new and additional SuperPOP facilities throughout the country. Accordingly, Globix expects selling, general and administrative expenses to continue to significantly increase for the foreseeable future.

Depreciation and amortization expense continues to increase significantly due to the expansion of the SuperPOP facilities. Globix depreciates its capital assets on a straight-line basis over the useful life of the assets, ranging from 3 to 40 years. Globix began to recognize depreciation expense in the year ended September 30, 1999 for its new SuperPOP in New York, London and Santa Clara, California upon commencement of operations at each of these facilities. In addition, Globix amortizes debt discount and issuance costs associated with its debt offerings over the life of those obligations using the effective interest method.

Globix historically has experienced negative cash flow from operations and has incurred net losses. Globix's ability to generate positive cash flow from operations and achieve profitability is dependent upon Globix's ability to continue to grow its revenue base and achieve further operating efficiencies. For the six months ended March 31, 2000 and 1999 Globix generated negative cash flows from operations of approximately $44.2 million and $15.8 million, respectively and incurred net losses of approximately $67.9 million and $17.5 million, respectively. Globix expects to continue to experience negative cash flow from operations and to incur net losses as a result of its significant investment in the expansion of its network and facilities, the hiring of additional personnel and the interest expense related to its debt financing activities. As of March 31, 2000, Globix had an accumulated deficit of approximately $127.6 million.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES. Total revenues for the three months ended March 31, 2000 increased 153% to $17.9 million from $7.1 million for the three months ended March 31, 1999, Revenues from the Server Sales and Integration Division for the three months ended March 31, 2000 increased 74% to $7.6 million from $4.4 million for the three months ended March 31, 1999. Revenues from the Internet Division increased 280% to $10.3 million for the three months ended March 31, 2000 from $2.7 million for the three months ended March 31, 1999. This increase was primarily attributable to the expansion of our available data center space, increased marketing efforts and our addition of new sales and technical staff. The increase in percentage of Internet Division revenues as a percentage of total revenues reflected the Company's continued shift in product mix toward Internet related sales.

COST OF REVENUES. Cost of revenues for the three months ended March 31, 2000 was $10.2 million or 57% of revenues as compared to $4.5 million or 63% of total revenues for the three months ended March 31, 1999. Cost of revenues for the Server Sales and Integration Division for the three months ended March 31, 2000 was $6.3 million or 83% of revenues as compared to $3.7 million or 84% of total revenues for the three months ended March 31, 1999. Cost of revenues for the Internet Division for the three months ended March 31, 2000 was $3.9 million or 38% of revenues as compared to $0.8 million or 30% of total revenues for the three months ended March 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 2000 were $23.1 million or 129% of total revenues as compared to $7.7 million or 94% of total revenues for the three months ended March 31, 1999. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in employees and marketing costs associated with the opening of new SuperPOP facilities and related additional personnel. The number of full time employees increased from 211 as of March 31, 1999 to over 590 as of March 31, 2000. Salaries and benefit costs increased from $4.6 million for the three months ended March 31, 1999 to $14.1 million for the three months ended March 31, 2000. In addition, the Company increased expenditures in advertising from $0.5 million for the three months ended March 31, 1999 to $3.1 million for the three months ended March 31, 2000.

DEPRECIATION AND AMORITIZATION. Depreciation and amortization increased to $4.6 million for the three months ended March 31, 2000 as compared to $0.7 million for the three months ended March 31, 1999. The increase was primarily related to property and equipment purchased for use in the Internet Division.

INTEREST AND FINANCING EXPENSE AND INTEREST INCOME. The increase in interest expense to $16.9 million for the three months ended March 31, 2000 from $4.3 million for the three months ended March 31, 1999 is a result of increased debt financing and related costs. Amortization of debt discount and issuance costs relating to the Company's debt financings totaled $ 0.4 million and $0.3 million for the three months ended March 31, 2000 and March 31, 1999, respectively. The increase in interest income to $7.4 million for the three months ended March 31, 2000 reflects the increased cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS AND EXTRAORDINARY LOSS. As a result of the above, Globix reported a net loss attributable to common stockholders before extraordinary item of $31.3 million for the three months ended March 31, 2000 or $0.90 per share, excluding the extraordinary loss of $17.6 million or $0.51 per share impact from the early extinguishment of the Company's 13% Senior Notes due in 2005, and a net loss attributable to common stockholders (including the extraordinary item) of $48.9 million or $1.41 per share as compared to a net loss attributable to common stockholders of $9.6 million or $0.55 loss per share for the three months ended March 31, 1999.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES. Total revenues for the six months ended March 31, 2000 increased 162% to $34.1 million from $13.0 million for the six months ended March 31, 1999, Revenues from the Server Sales and Integration Division for the six months ended March 31, 2000 increased 109% to $16.8 million from $8.0 million for the six months ended March 31, 1999. Revenues from the Internet Division increased 246% to $17.3 million for the six months ended March 31, 2000 from $5.0 million for the six months ended March 31, 1999. This increase was primarily attributable to the expansion of our available data center space, increased marketing efforts and our addition of new sales staff. The increase in percentage of Internet Division revenues as a percentage of total revenues reflected the Company's continued shift in product mix toward Internet related sales.

COST OF REVENUES. Cost of revenues for the six months ended March 31, 2000 was $20.3 million or 60% of revenues as compared to $8.2 million or 63% of total revenues for the six months ended March 31, 1999. Cost of revenues for the Server Sales and Integration Division for the six months ended March 31, 2000 was $13.8 million or 82% of revenues as compared to $6.8 million or 85% of total revenues for the six months ended March 31, 1999. Cost of revenues for the Internet Division for the six months ended March 31, 2000 was $6.5 million or 37% of revenues as compared to $1.4 million or 27% of total revenues for the six months ended March 31, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six months ended March 31, 2000 were $42.8 million or 126% of total revenues as compared to $13.2 million or 102% of total revenues for the six months ended March 31, 1999. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in employees and marketing costs associated with the opening of new SuperPOP facilities and related additional personnel. The number of full time employees increased from 211 as of March 31, 1999 to over 590 as of March 31, 2000. Salaries and benefit costs increased from $7.7 million for the six months ended March 31, 1999 to $24.5 million for the six months ended March 31, 2000. In addition, the Company increased expenditures in advertising from $1.6 million for the six months ended March 31, 1999 to $5.5 million for the six months ended March 31, 2000.

DEPRECIATION AND AMORITIZATION. Depreciation and amortization increased to $7.9 million for the six months ended March 31, 2000 as compared to $1.2 million for the six months ended March 31, 1999. The increase was primarily related to property and equipment purchased for use in the Internet Division.

INTEREST AND FINANCING EXPENSE AND INTEREST INCOME. The increase in interest expense to $22.4 million for the six months ended March 31, 2000 from $9.2 million for the six months ended March 31, 1999 is a result of increased debt financing and related costs. Amortization of debt discount and issuance costs relating to the Company's debt financings totaled $0.7 and $0.7 for the six months ended March 31, 2000 and March 31, 1999, respectively. The increase in interest income to $9.0 million for the six months ended March 31, 2000 reflects the increased cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS AND EXTRAORDINARY LOSS. As a result of the above, Globix reported a net loss attributable to common stockholders before extraordinary item of $52.7 million for the six months ended March 31, 2000 or $1.55 per share, excluding the extraordinary loss of $17.6 million or $0.51 per share impact from the early extinguishment of the Company's 13% Senior Notes due in 2005, and a net loss attributable to common stockholders of $70.2 million or $2.06 per share as compared to a net loss attributable to common stockholders of $17.5 million or $1.03 per share for the six months ended March 31, 1999.

Liquidity and Capital Resources

Globix has historically had losses from operations, which have been funded primarily through the issuance of debt and equity securities. In fiscal 1999, we received net proceeds of approximately $136.6 million from equity financings. On December 3, 1999 Globix issued $80.0 million in new Series A Convertible Preferred Stock to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand our build-out of SuperPOPs and other facilities. The preferred stock is convertible into common stock at any time and cannot be called for redemption for five years. Under the agreement, the Series A Convertible Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend rate of 7.5% payable quarterly in cash or additional preferred stock at the option of Globix. On February 8, 2000, the Company closed on its offering for $600.0 million 12.5% Senior Notes due 2010 in a private placement to a group of initial purchasers resulting in net proceeds of approximately $579.0 million. In March 2000 Globix completed its tender offer to purchase for cash all of its outstanding 13% Senior Notes due 2005, $160.0 million in principal amount. The purchase price in the tender offer was 106.5% of the principal amount, plus accrued and unpaid interest.

In addition certain computer and network equipment has been financed through vendors and financial institutions under capital and operating lease arrangements. We intend to continue to make significant capital expenditures during the next twelve months as we expand our internet data centers and network. We expect to finance such capital expenditures primarily through existing cash and future financings.

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

Recently Issued Accounting Pronouncement

In December 1999, the SEC issued SAB No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 expresses the view of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Globix is required to adopt SAB 101 in its fiscal quarter beginning October 1, 2000. Globix is currently evaluating the impact this SAB may have on its consolidated financial position and results of operations.

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

At March 31, 2000, we had financial instruments consisting of fixed rate debt, marketable securities, short term investments and other investments. The majority of our debt obligations consist of the Senior Notes, which bear interest at 12.5% and mature February 1, 2010.

Marketable securities include Globix's strategic investment in Edgar On-Line, a publicly traded entity, which is recorded at its fair market value. Globix does not hedge its exposure to fluctuations in the value of its equity securities.

Our short term and other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At March 31, 2000, all of our investments are due to mature within twelve months except $5.8 million and the carrying value of such investments approximates fair value. At March 31, 2000, $15.7 million of our investments were restricted in accordance with the terms of certain collateral obligations.

Globix is also subject to market risk associated with foreign currency exchange rates. Globix's current business plan includes the expansion of the U.K. operation and further construction of facilities throughout Europe. To date, Globix has not utilized financial instruments to minimize its exposure to foreign currency fluctuations. Globix will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities and Use of Proceeds

On February 4, 2000, and in connection with the tender offer at $1,065 for each $1,000 principal amount 13% Senior Notes due 2005, the Company and HSBC Bank USA, as Trustee, entered into the First Supplemental Indenture supplementing the Indenture dated as of April 30, 1998, governing the Company's 13% Senior Notes due 2005. The First Supplemental Indenture amended the Indenture to delete substantially all of the restrictive covenants governing the 2005 Senior Notes.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On January 10, 2000, the Company announced a two-for-one stock split of its outstanding shares of common stock, which was paid on January 31, 2000 in the form of a stock dividend.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      3.1   Certificate of Incorporation of the Company, as amended.

(b) Reports on Form 8-K

Date Filed: 1/13/00          Date of Event: 1/12/00

Subject: Press release announcing intent of Company, subject to market and other conditions, to raise up to $250.0 million in a private placement of high yield securities pursuant to Rule 144A.

Date Filed: 2/14/00          Date of Event: 1/28/00

Subject: (1)  Company entered into a Purchase Agreement dated January 28,
              2000 to privately place $600.0 million principal amount of 12.5% Senior Notes due 2010.

         (2) On February 8, 2000, the Company commenced a tender offer to purchase any and all of its 13% Senior Notes due 2005 at a purchase price of $1,065, plus accrued and unpaid interest from November 1, 1999, per $1,000 principal amount of the 2005 Notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Globix Corporation


Date: May 12, 2000          By: /s /  Marc H. Bell
                            ----------------------------------------------------
                            Marc H. Bell, Chairman, President &
                                 Chief Executive Officer


Date: May 12, 2000          By: /s/  Brian L. Reach
                            ----------------------------------------------------
                            Brian L. Reach, Senior Vice President &
                                 Chief Financial Officer


Date: May 12, 2000          By: /s/  Shawn P. Brosnan
                            ----------------------------------------------------
                            Shawn P. Brosnan, Vice President, Corporate
                             Controller and Chief Accounting Officer