Form 10-Q
period 2000-06-30
GLOBIX CORP
filed 2000-08-14
CIK 1003111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: June 30, 2000

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

37,053,000 shares of Common Stock outstanding as of August 11, 2000

                       Globix Corporation and Subsidiaries

                                      Index

PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

  Item 1. Consolidated Balance Sheets - As of June 30, 2000 and
          September 30, 1999                                                 1

          Consolidated Statements of Operations - For the Three Months
          Ended June 30, 2000 and 1999                                       2

          Consolidated Statements of Operations - For the Nine Months
          Ended June 30, 2000 and 1999                                       2

          Consolidated Statements of Cash Flows - For the Nine Months
          Ended June 30, 2000 and 1999                                       3

          Notes to Consolidated Financial Statements                         4

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8

  Item 3. Quantitative and Qualitative Disclosure about Market Risk          12

PART II - OTHER INFORMATION                                                  13

  Item 1. Legal Proceedings

  Item 2. Changes is Securities and Use of Proceeds

  Item 3. Defaults upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other information

  Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                       Globix Corporation and Subsidiaries
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                  June 30,   September 30,
                                                                    2000         1999
                                                                    ----         ----
                                                                (Unaudited)
Assets
Current assets:
Cash and cash equivalents ....................................   $ 450,426    $ 101,471
Short term investments .......................................      45,815           --
Marketable securities ........................................       3,267        9,941
Accounts receivable, net of allowance for doubtful accounts of
   $2,133 and $707, respectively .............................      18,341        7,798
Inventories ..................................................         339        1,282
Prepaid expenses and other current assets ....................       3,933        2,649
Restricted cash ..............................................       8,051        8,848
                                                                 ---------    ---------
Total current assets .........................................     530,172      131,989

Investments, restricted ......................................      23,498       36,191
Property, plant and equipment, net ...........................     182,050      122,653
Debt issuance costs, net of accumulated amortization of $450
   and $1,030, respectively ..................................      20,550        5,583
Other assets .................................................       6,783        6,102
                                                                 ---------    ---------
Total assets .................................................   $ 763,053    $ 302,518
                                                                 =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
Capital Lease and other obligations ..........................   $   2,090    $   2,088
Accounts payable .............................................      11,008       10,439
Accrued liabilities ..........................................      10,408        9,579
Accrued interest .............................................      31,250        8,667
                                                                 ---------    ---------
Total current liabilities ....................................      54,756       30,773

Capital Lease obligations, net of current portion ............       1,494        2,896
Mortgage Payable .............................................      20,774           --
Senior Notes, net of unamortized discount of
   $1,891 in 1999  ...........................................     600,000      158,109
Other long term liabilities ..................................       4,043        4,335
                                                                 ---------    ---------
Total liabilities ............................................     681,067      196,113

Redeemable Convertible Preferred Stock .......................      75,804           --

Stockholders' Equity:
Common stock, $.01 par value; 500,000,000 shares
   authorized; 36,893,885 and 33,300,020 shares issued and
   outstanding, respectively .................................         369          333
Additional paid-in capital ...................................     160,838      155,423
Accumulated other comprehensive income .......................       2,653       10,279
Accumulated deficit ..........................................    (157,678)     (59,630)
                                                                 ---------    ---------
Total stockholders' equity ...................................       6,182      106,405
                                                                 ---------    ---------
Total liabilities and Stockholders' Equity ...................   $ 763,053    $ 302,518
                                                                 =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                       Globix Corporation and Subsidiaries
                      Consolidated Statements of Operations
                 (In thousands, except share and per share data)

                                                                               Three Months Ended             Nine Months Ended
                                                                                    June 30,                       June 30
                                                                                    --------                       -------
                                                                               2000          1999            2000            1999
                                                                               ----          ----            ----            ----
                                                                                  (Unaudited)                    (Unaudited)

Revenue ................................................................  $     21,376   $     9,381   $     55,434    $     22,396
Operating costs and expenses:
  Cost of revenues .....................................................        10,590         6,432         30,864          14,610
  Selling, general and administrative ..................................        25,860         8,667         68,644          21,894
  Depreciation and amortization .......................................          4,699         1,474         12,646           2,687
                                                                            ----------    ----------     ----------      ----------
Total operating costs and expenses .....................................        41,149        16,573        112,154          39,191
                                                                            ----------    ----------     ----------      ----------
Loss from operations ...................................................       (19,773)       (7,192)       (56,720)        (16,795)
  Interest and financing expense .......................................       (19,083)       (4,049)       (41,490)        (13,298)
  Interest income ......................................................         8,143         2,432         17,138           3,815
  Other Income .........................................................           601            --            601              --
                                                                            ----------    ----------     ----------      ----------
Loss before extraordinary item .........................................       (30,112)       (8,809)       (80,471)        (26,278)
  Extraordinary loss on early extinguishment of debt - Note 3  .........            --            --        (17,577)             --
                                                                            ----------    ----------     ----------      ----------
Net loss ...............................................................       (30,112)       (8,809)       (98,048)        (26,278)
  Dividends and accretion on preferred stock ...........................        (1,738)           --         (4,030)             --
                                                                            ----------    ----------     ----------      ----------
Net loss attributable to common stockholders ...........................  $    (31,850)  $    (8,809)  $   (102,078)   $    (26,278)
                                                                            ----------    ----------     ----------      ----------
Basic and diluted loss per share attributable to common stockholders
 before extraordinary loss .............................................  $      (0.91)  $     (0.27)  $      (2.45)   $      (1.17)
Extraordinary loss per share ...........................................            --            --          (0.51)             --
                                                                            ----------    ----------     ----------      ----------
Basic and diluted net loss per share attributable to common
 stockholders ..........................................................  $      (0.91)  $     (0.27)  $      (2.96)   $      (1.17)
                                                                            ==========    ==========     ==========      ==========

Weighted average common shares outstanding .............................    34,930,685    33,113,500     34,433,230      22,389,792
                                                                            ==========    ==========     ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       Globix Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                 (In thousands, except share and per share data)

                                                                            Nine Months Ended
                                                                                June 30,
                                                                            2000         1999
                                                                            ----         ----
                                                                               (Unaudited)
                                                                               -----------
Cash flows from operating activities
Net loss .............................................................   $ (98,048)   $ (26,278)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Depreciation and amortization ........................................      12,646        2,687
Extraordinary loss on early extinguishment of debt ...................      17,577           --
Gain on sale of marketable securities ................................        (601)          --
Amortization of debt discount and issuance costs .....................         753        1,023
Changes in operating assets and liabilities:
Accounts receivable ..................................................     (10,543)      (2,478)
Inventories ..........................................................         943       (1,079)
Prepaid expenses and other current assets ............................      (1,284)       1,175
Other assets .........................................................        (681)         (14)
Accounts payable .....................................................         569        2,805
Accrued liabilities ..................................................         822          855
Accrued interest .....................................................      22,583       (5,200)
Other ................................................................        (292)          30
                                                                         ---------    ---------
Net cash used in operating activities ................................     (55,556)     (26,474)
                                                                         ---------    ---------

Cash flows from investing activities
Investment in short-term restricted investments ......................     (45,815)          --
Use of restricted cash ...............................................      10,400        2,600
Use of restricted investments ........................................       3,077       14,741
Proceeds from sale of marketable securities ..........................       1,125       10,719
Purchases of property, plant and equipment ...........................     (72,042)     (70,912)
                                                                         ---------    ---------
Net cash used in investing activities ................................    (103,255)     (42,852)
                                                                         ---------    ---------

Cash flows from financing activities
Proceeds from Senior Note offering, net of offering expenses .........     580,000           --
Proceeds from issuance of redeemable convertible preferred
   stock, net ........................................................      75,250           --
Payments of dividends on redeemable convertible preferred stock ......      (3,475)          --
Proceeds from exercise of stock options and warrants, net ............       9,480        1,561
Proceeds from issuance of common stock ...............................          --      136,744
Repayments of Senior Notes ...........................................    (170,400)          --
Proceeds from mortgage payable, net of expenses ......................      20,000           --
Repayments of mortgage payable and capital lease obligations .........      (1,626)      (1,031)
                                                                         ---------    ---------
Net cash provided by financing activities ............................     509,229      137,274
                                                                         ---------    ---------

Effects of exchange rate changes on cash and cash equivalents ........      (1,463)        (378)

Net increase in cash and cash equivalents ............................     348,955       67,570
Cash and cash equivalents, beginning of period .......................     101,471       61,473
                                                                         ---------    ---------
Cash and cash equivalents, end of period .............................   $ 450,426    $ 129,043
                                                                         =========    =========
Supplemental disclosure of cash flow information
Cash paid for interest ...............................................   $  18,147    $  21,153
                                                                         =========    =========
Non-cash financing activities:
Accretion on redeemable convertible preferred stock ..................   $     554    $      --
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

                       Globix Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (In thousands, except share and per share data)
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2000 and the results of its operations for the three-month and nine-month periods ended June 30, 2000 and 1999 and cash flows for the nine-month periods ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month and nine-month periods ending June 30, 2000 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2000.

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

2. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                         June 30,  September 30,
                                                           2000         1999
                                                           ----         ----

Land                                                    $   1,997   $   1,997
Building and building improvements                         55,416      51,828
Leasehold improvements                                     29,095      25,917
Computer hardware and software and network equipment       61,462      46,384
Furniture and equipment                                     6,842       5,266
                                                        ---------   ---------
                                                          154,812     131,392
Less: Accumulated depreciation and amortization           (20,451)     (8,739)
                                                        ---------   ---------
Property, plant and equipment, net                        134,361     122,653
Construction in progress                                   47,689          --
                                                        ---------   ---------
Total property, plant and equipment                     $ 182,050   $ 122,653
                                                        =========   =========

Certain computer and network equipment are recorded under capital leases that aggregated $6,000 and $7,100 as of June 30, 2000 and September 30, 1999, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $3,200 and $1,400 as of June 30, 2000 and September 30, 1999, respectively.

Costs incurred prior to completion of construction of Internet data centers are reflected as construction in progress in the accompanying consolidated balance sheets and will be recorded as property, plant and equipment at the date each Internet data center becomes operational. Construction in progress includes direct expenditures for construction of Internet data center facilities and relates network equipment and is stated at cost. Capitalized costs include costs incurred under the construction contract, advisory, consulting and legal fees and interest incurred during the construction phase. Once each Internet data center is operational, development costs directly identifiable with the facility are transferred to property, plant and equipment and depreciation commences.

                       Globix Corporation and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
                 (In thousands, except share and per share data)
                                   (Unaudited)

3. Senior Notes

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

On January 28, 2000, the Company announced that it had entered into an agreement to sell $600,000 12.5% senior notes (the "12.5% Senior Notes") due 2010 in a private placement to a group of initial purchasers and in March 2000 completed a tender offer to purchase all of the outstanding 13% Senior Notes, $160,000 in principal amount. The purchase price in the tender offer was 106.5% of the principal amount, plus accrued and unpaid interest. On February 8, 2000 the Company closed on its offering for the $600,000 12.5% Senior Notes due 2010, resulting in net proceeds of approximately $580,000, after underwriting fees and offering expenses. The tender offer and related redemption of the outstanding 13% Senior Notes also resulted in a one time charge of $17,577 or $0.51 per share which has been recorded as an extraordinary item in the statement of operations. As a result of the redemption of the 13% Senior Notes all restrictions related to the escrow deposit were released and such funds are no longer restricted as to use.

The 12.5% Senior Notes mature on February 1, 2010. Interest on the 12.5% Senior Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 2000. The 12.5% Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. In connection with the offering the Company incurred costs of approximately $20,000 that are being amortized over ten years using the effective interest method.

4. Mortgage Payable

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

5. Redeemable Convertible Preferred Stock

During November,1999, the Company designated 250,000 shares of its authorized Preferred Stock, $0.01 par value, as Series A. At June 30, 2000, there were 80,000 Series A Preferred Shares outstanding and 170,000 Series A Preferred Shares reserved for issuance. On April 4, 2000 the shareholders of the Company voted to amend the Company's certificate of incorporation to increase the Company's authorized preferred stock to 5,000,000 shares.

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

                       Globix Corporation and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
                 (In thousands, except share and per share data)
                                   (Unaudited)

The Series A Preferred Stock is recorded in the accompanying consolidated balance sheet outside the stockholders equity section due to its mandatory redemption feature. The Company incurred approximately $4,750 of issuance costs in connection with the Series A Preferred Stock transaction. Such costs have been recorded as a reduction of the carrying amount of the Series A Preferred Stock and are being accreted through a charge to additional paid in capital over the five year period to the earliest redemption date. On April 4, 2000 the Company's Board of Directors declared payment of cash dividends on the outstanding Series A Preferred Stock for the periods ending December 31, 1999, March 31, 2000 and June 30, 2000. In April 2000 the Company paid cash dividends totaling $1,975 to the holders of the Series A Preferred Stock. On June 30, 2000 the Company paid cash dividends totaling $1,500 to the holders of the Series A Preferred Stock.

6. Segment Information

Under the provisions of SFAS No. 131 the Company's activities fall within two operating segments: the Internet Division and the Server Sales and Integration Division. The following tables set forth the Company's industry segment information for the three and nine month periods ended June 30, 2000 and 1999:

                                       Three Months Ended            Nine Months Ended
                                            June 30,                     June 30,
                                      2000           1999           2000          1999
                                      ----           ----           ----          ----

Revenues:
  Internet                         $  15,465      $   3,374      $  32,732      $  14,034
  Server Sales and Integration         5,911          6,007         22,702          8,362
                                   ---------      ---------      ---------      ---------
Consolidated                       $  21,376      $   9,381      $  55,434      $  22,396
                                   =========      =========      =========      =========
Operating income (loss):
  Internet                         $ (14,570)     $  (1,920)     $ (32,047)     $  (3,602)
  Server Sales and Integration           825            386          2,681            634
  Corporate                           (6,028)        (5,658)       (27,354)       (13,827)
                                   ---------      ---------      ---------      ---------
Consolidated                       $ (19,773)     $  (7,192)     $ (56,720)     $ (16,795)
                                   =========      =========      =========      =========
Identifiable assets:
  Internet                         $ 148,715      $  71,454      $ 148,715      $  71,454
  Server Sales and Integration         7,850          6,071          7,850          6,071
  Corporate                          606,488        238,626        606,488        238,626
                                   ---------      ---------      ---------      ---------
Consolidated                       $ 763,053      $ 316,151      $ 763,053      $ 316,151
                                   =========      =========      =========      =========

The following tables set forth the Company's geographic segment information for the three and nine month periods ended June 30, 2000 and 1999:

                                  Three Months Ended        Nine Months Ended
                                       June 30,                  June 30,
                                  2000         1999          2000         1999
                                  ----         ----          ----         ----
Revenues:
  United States                  $19,003    $   9,381    $  51,503    $  22,396
  Europe                           2,373           --        3,931           --
                               ---------    ---------    ---------    ---------
Consolidated                   $  21,376    $   9,381    $  55,434    $  22,396
                               =========    =========    =========    =========
Operating income (loss):
  United States                $ (16,207)   $  (7,186)   $ (46,031)   $ (16,789)
  Europe                          (3,566)          (6)     (10,689)          (6)
                               ---------    ---------    ---------    ---------
Consolidated                   $ (19,773)   $  (7,192)   $ (56,720)   $ (16,795)
                               =========    =========    =========    =========
Identifiable assets:
  United States                $ 737,794    $ 302,044    $ 737,794    $ 302,044
  Europe                          25,259       14,107       25,259       14,107
                               ---------    ---------    ---------    ---------
Consolidated                   $ 763,053    $ 316,151    $ 763,053    $ 316,151
                               =========    =========    =========    =========

                       Globix Corporation and Subsidiaries
             Notes to Consolidated Financial Statements -- Continued
                 (In thousands, except share and per share data)
                                   (Unaudited)

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

                                                                         Three Months Ended        Nine Months Ended
                                                                               June 30,                 June 30,
                                                                          2000         1999        2000          1999
                                                                          ----         ----        ----          ----

Net loss                                                               $ (30,112)   $  (8,809)   $ (98,048)   $ (26,278)
Other comprehensive income (loss):
  Unrealized gain (loss) on marketable securities available for sale      (8,939)       9,047       (6,163)       9,573
  Foreign currency translation adjustment                                   (951)        (445)      (1,463)        (378)
                                                                       ---------    ---------    ---------    ---------
Comprehensive loss                                                     $ (40,002)   $    (207)   $(105,674)   $ (17,083)
                                                                       =========    =========    =========    =========

8. Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. Diluted loss per share has not been presented since the inclusion of outstanding stock options and warrants would be antidilutive. The following table summarizes securities that were outstanding as of June 30, 2000 and 1999, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                                              June 30,
                                                       2000               1999
                                                      -----               ----

Convertible preferred stock                         8,000,000                 --
Stock options                                      10,043,800          9,464,300
Warrants                                              357,400          2,162,000
                                                   ----------         ----------
                                                   18,401,200         11,626,300
                                                   ==========         ==========

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

In February 2000, Globix completed a $600.0 million debt financing to fund (a) the continued expansion of its facilities and network and (b) the tender offer to purchase all of the outstanding 13% Senior Notes, $160.0 million principal amount. The purchase price of the tender completed on February 8, 2000 was 106.5% of principal amount plus all accrued and unpaid interest.

Globix reports its results of operations in two operating segments: (i) the "Internet Division" and (ii) the "Server Sales and Integration Division." The Internet Division provides dedicated Internet access, hosting, co-location, application services (such as streaming media, electronic commerce, solutions architecture and system administration and other Internet solutions). The Server Sales and Integration Division provides Internet-related hardware and software sales and systems and network integration. Revenue from the Internet Division has grown significantly as a percentage of total revenue from 6% in fiscal year 1996 to over 59% for the nine months ended June 30, 2000. Globix expects that the Internet Division revenues will continue to grow as a percentage of total revenues due to the continued expansion of SuperPOP facilities and emphasis on the Internet business.

Globix continues to derive a portion of its total revenues from sales of third-party hardware and software, including workstation, web and database servers, network equipment, and server and application software. Globix intends to continue to offer higher-margin workstation, server and software components as a complement to its Internet solutions. Globix maintains a limited inventory of hardware and software and typically purchases such products from third-party vendors only after receipt of customer order. Globix also derives revenues from hosting and co-location services, including charges for fixed amounts of bandwidth availability and incremental fees for additional bandwidth use. In addition to fees based on bandwidth, Globix charges its co-location customer's monthly fees for the use of its physical facilities. Globix's hosting and co-location contracts typically range from one to two years. Another component of Globix's total revenues is derived from providing dedicated Internet access services to business customers. Globix's Internet access customers typically sign one or two-year contracts that provide for fixed, monthly-recurring service fees and a one-time installation fee. Application services are charged on a fixed price or time and materials basis.

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

Globix historically has experienced negative cash flow from operations and has incurred net losses. Globix's ability to generate positive cash flow from operations and achieve profitability is dependent upon Globix's ability to continue to grow its revenue base and achieve further operating efficiencies. For the nine months ended June 30, 2000 and 1999 Globix generated negative cash flows from operations of approximately $55.6 million and $26.5 million, respectively and incurred net losses of approximately $98.0 million and $26.3 million, respectively. Globix expects to continue to experience negative cash flow from operations and to incur net losses as a result of its significant investment in the expansion of its network and facilities, the hiring of additional personnel and the interest expense related to its debt financing activities. As of June 30, 2000, Globix had an accumulated deficit of approximately $157.7 million.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. Total revenues for the three months ended June 30, 2000 increased 128% to $21.4 million from $9.4 million for the three months ended June 30, 1999. Revenues from the Internet Division increased 358% to $15.5 million for the three months ended June 30, 2000 from $3.4 million for the three months ended June 30, 1999. Revenues from the Server Sales and Integration Division for the three months ended June 30, 2000 decreased 2% to $5.9 million from $6.0 million for the three months ended June 30, 1999. The increase in Internet Division revenue was primarily attributable to the expansion of our available data center space during the fourth quarter of fiscal 1999, increased marketing efforts and our addition of new sales and technical staff. The increase in percentage of Internet Division revenues as a percentage of total revenues reflected the Company's continued shift in product mix toward Internet related revenue.

COST OF REVENUES. Cost of revenues for the three months ended June 30, 2000 was $10.6 million or 50% of total revenues as compared to $6.4 million or 69% of total revenues for the three months ended June 30, 1999. Cost of revenues for the Internet Division for the three months ended June 30, 2000 was $5.6 million or 36% of Internet revenues as compared to $1.4 million or 41% of total Internet revenues for the three months ended June 30, 1999. Cost of revenues for the Server Sales and Integration Division for the three months ended June 30, 2000 was $5.0 million or 84% of server revenues as compared to $5.1 million or 84% of total server revenues for the three months ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 2000 were $25.9 million or 121% of total revenues as compared to $8.7 million or 92% of total revenues for the three months ended June 30, 1999. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in employees and marketing costs associated with the opening of new SuperPOP facilities and related additional personnel. The number of full time employees increased from 340 as of June 30, 1999 to over 640 as of June 30, 2000. Salaries and benefit costs increased from $5.0 million for the three months ended June 30, 1999 to $15.1 million for the three months ended June 30, 2000. In addition, the Company increased expenditures in advertising from $1.3 million for the three months ended June 30, 1999 to $3.0 million for the three months ended June 30, 2000.

DEPRECIATION AND AMORITIZATION. Depreciation and amortization increased to $4.7 million for the three months ended June 30, 2000 as compared to $1.5 million for the three months ended June 30, 1999. The increase was primarily related to property and equipment purchased for use in the Internet Division.

INTEREST AND FINANCING EXPENSE AND INTEREST INCOME. The increase in interest expense to $19.1 million for the three months ended June 30, 2000 from $4.0 million for the three months ended June 30, 1999 is a result of increased debt financing and related costs. Amortization of debt discount and issuance costs relating to the Company's debt financings totaled $ 0.1 million and $0.3 million for the three months ended June 30, 2000 and June 30, 1999, respectively. The increase in interest income to $8.1 million for the three months ended June 30, 2000 reflects the increased cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock.

OTHER INCOME. The increase in other income to $0.6 million for the three months ended June 30, 2000 is a result of the gain realized on the sale of marketable securities.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the above, Globix reported a net loss attributable to common stockholders of $31.9 million for the three months ended June 30, 2000 or $0.91 per share as compared to a net loss attributable to common stockholders of $8.8 million or $0.27 loss per share for the three months ended June 30, 1999.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES. Total revenues for the nine months ended June 30, 2000 increased 148% to $55.4 million from $22.4 million for the nine months ended June 30, 1999. Revenues from the Internet Division increased 291% to $32.7 million for the nine months ended June 30, 2000 from $8.4 million for the nine months ended June 30, 1999. Revenues from the Server Sales and Integration Division for the nine months ended June 30, 2000 increased 62% to $22.7 million from $14.0 million for the nine months ended June 30, 1999. This increase was primarily attributable to the expansion of our available data center space during the fourth quarter of fiscal 1999, increased marketing efforts and our addition of new sales staff. The increase in percentage of Internet Division revenues as a percentage of total revenues reflected the Company's continued shift in product mix toward Internet related revenue.

COST OF REVENUES. Cost of revenues for the nine months ended June 30, 2000 was $30.9 million or 56% of revenues as compared to $14.6 million or 65% of total revenues for the nine months ended June 30, 1999. Cost of revenues for the Internet Division for the nine months ended June 30, 2000 was $12.1 million or 37% of revenues as compared to $2.7 million or 33% of total revenues for the nine months ended June 30, 1999. This increase in cost of Internet revenue relats to the expansion of our network. Cost of revenues for the Server Sales and Integration Division for the nine months ended June 30, 2000 was $18.8 million or 83% of revenues as compared to $11.9 million or 85% of total revenues for the nine months ended June 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months ended June 30, 2000 were $68.6 million or 124% of total revenues as compared to $21.9 million or 98% of total revenues for the nine months ended June 30, 1999. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in employees and marketing costs associated with the opening of new SuperPOP facilities and related additional personnel. The number of full time employees increased from 340 as of June 30, 1999 to over 640 as of June 30, 2000. Salaries and benefit costs increased from $12.7 million for the nine months ended June 30, 1999 to $39.6 million for the nine months ended June 30, 2000. In addition, the Company increased expenditures in advertising from $2.9 million for the nine months ended June 30, 1999 to $8.5 million for the nine months ended June 30, 2000.

DEPRECIATION AND AMORITIZATION. Depreciation and amortization increased to $12.6 million for the nine months ended June 30, 2000 as compared to $2.7 million for the nine months ended June 30, 1999. The increase was primarily related to property and equipment purchased for use in the Internet Division.

INTEREST AND FINANCING EXPENSE AND INTEREST INCOME. The increase in interest expense to $41.5 million for the nine months ended June 30, 2000 from $13.3 million for the nine months ended June 30, 1999 is a result of increased debt financing and related costs. Amortization of debt discount and issuance costs relating to the Company's debt financings totaled $0.8 and $1.0 for the nine months ended June 30, 2000 and June 30, 1999, respectively. The increase in interest income to $17.1 million for the nine months ended June 30, 2000 reflects the increased cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock.

OTHER INCOME. The increase in other income to $0.6 million for the nine months ended June 30, 2000 is a result of the gain realized on the sale of marketable securities.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS AND EXTRAORDINARY LOSS. As a result of the above, Globix reported a net loss attributable to common stockholders before extraordinary loss of $84.5 million for the nine months ended June 30, 2000 or $2.45 per share, excluding the extraordinary loss of $17.6 million or $0.51 per share impact from the early extinguishment of the Company's 13% Senior Notes due in 2005, and a net loss attributable to common stockholders of $102.1 million or $2.96 per share as compared to a net loss attributable to common stockholders of $26.3 million or $1.17 per share for the nine months ended June 30, 1999.

Liquidity and Capital Resources

Globix has historically had losses from operations, which have been funded primarily through the issuance of debt and equity securities. In fiscal 1999, we received net proceeds of approximately $136.6 million from equity financings. On December 3, 1999 Globix issued $80.0 million in new Series A Convertible Preferred Stock to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand our build-out of SuperPOPs and other facilities. The preferred stock is convertible into common stock at any time and cannot be called for redemption for five years. Under the agreement, the Series A Convertible Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend rate of 7.5% payable quarterly in cash or additional preferred stock at the option of Globix. On February 8, 2000, the Company closed on its offering for $600.0 million 12.5% Senior Notes due 2010 in a private placement to a group of initial purchasers resulting in net proceeds of approximately $580.0 million. In March 2000 Globix completed its tender offer to purchase for cash all of its outstanding 13% Senior Notes due 2005, $160.0 million in principal amount. The purchase price in the tender offer was 106.5% of the principal amount, plus accrued and unpaid interest.

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

Recently Issued Accounting Pronouncement

In December 1999, the SEC issued SAB No. 101 "Revenue Recognition in Financial Statements". SAB No. 101 expresses the view of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Globix is required to adopt SAB 101 in its fiscal year ending September 30, 2001. We expect that the adoption of SAB 101 will not have a material impact on our consolidated financial position, results of operations and cash flows.

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

At June 30, 2000, we had financial instruments consisting of fixed rate debt, marketable securities, short term investments and other investments. The majority of our debt obligations consist of the Senior Notes, which bear interest at 12.5% and mature February 1, 2010.

Marketable securities include Globix's strategic investment in Edgar On-Line, a publicly traded entity, which is recorded at its fair market value. Globix does not hedge its exposure to fluctuations in the value of its equity securities.

Our short term and other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At June 30, 2000, all of our investments are due to mature within twelve months except $23.5 million and the carrying value of such investments approximates fair value. At June 30, 2000, $31.5 million of our investments were restricted in accordance with the terms of certain collateral obligations.

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

Not Applicable

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

On April 4, 2000, the Company's Annual Meeting of Shareholders was held at the offices of the Company. A quorum, in person or by proxy, of both common and preferred stockholders was present throughout. The following matters were voted upon:

Election of Directors - The following persons were nominated, seconded and elected by vote of security holders, as follows:

Name                               Number of Votes For            Votes Withheld
----                               -------------------            --------------
Marc H. Bell                                35,708,481                 1,467,996
Robert Bell                                 36,847,306                   330,171
Lord Anthony St. John                       33,902,350                 3,275,127
Martin Fox                                  37,068,726                   108,751
Jack D. Furst                               37,067,529                   109,948
Michael J. Levitt                           37,073,729                   103,748
Sid Paterson                                37,072,729                   104,748
Harshad Shah                                36,886,899                   290,578
Tsuyoshi Shiraishi                          34,689,819                 2,487,658
Richard Videbeck                            37,070,469                   107,008

The Company's 2000 Stock Option Plan was approved with a vote of 30,641,405 in favor, 6,506,923 opposed and 29,149 abstentions.

The Company's Certificate of Incorporation was amended to increase the authorized shares of common stock to 500,000,000 with a vote of 32,381,099 in favor, 4,761,115 opposed and 35,263 abstentions.

The Company's Certificate of Incorporation was amended to increase the authorized shares of preferred stock to 5,000,000 with a vote of 21,422,407 in favor, 4,980,197 opposed, 27,447 abstentions and 10,747,426 not voted.

The Company's 1995 Stock Option Plan was amended with a vote of 31,569,778 in favor, 5,555,312 opposed and 52,387 abstentions.

The Company's 1998 Stock Option Plan was amended with a vote of 31,562,594 in favor, 5,556,690 opposed and 58,193 abstentions.

The Company's 1999 Stock Option Plan was amended with a vote of 32,694,547 in favor, 4,425,042 opposed and 57,888 abstentions.

The selection of Arthur Anderson LLP as the Company's auditors for the 2000 fiscal year was ratified with a vote of 37,107,583 in favor, 42,841 opposed and 27,053 abstentions.

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K
(a)   Exhibits - Not Applicable
(b)   Reports on Form 8-K - Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Globix Corporation


Date: August 11, 2000                   By: /s/ Marc H. Bell

                                        ----------------------------------------
                                        Marc H. Bell, Chairman, President &
                                             Chief Executive Officer


Date: August 11, 2000                   By: /s/ Brian L. Reach

                                        ----------------------------------------
                                        Brian L. Reach, Senior Vice President &
                                                Chief Financial Officer


Date: August 11, 2000                   By: /s/ Shawn P. Brosnan

                                        ----------------------------------------
                                        Shawn P. Brosnan, Vice President,
                                         Corporate Controller and Chief
                                               Accounting Officer