Form 10-K
period 2000-09-30
GLOBIX CORP
filed 2000-12-29
CIK 1003111

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000
                          Commission File No. 0-25615

                               Globix Corporation
             (Exact name of registrant as specified in its charter)

              Delaware                                 13-3781263
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


  139 Centre Street, New York, New                        10013
                York                                   (Zip Code)
   (address of principal executive
              offices)

   Registrant's Telephone number, including          (212) 334-8500
                  area code:

          Securities registered pursuant to Section 12(g) of the Act:

      Title of Each Class           Name of Each Exchange on Which Registered
      -------------------           -----------------------------------------
      Common Stock, $.01 par value  Nasdaq National Market

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of December 18, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the Nasdaq National Market, was approximately $147.7 million (calculated by excluding shares owned beneficially by directors and named executive officers).

     Number of shares of registrant's common stock outstanding as of December 18, 2000 was 37,333,000.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               GLOBIX CORPORATION

                               Table of Contents

                                                                           Page
                                                                           ----
 Part I
    Item 1.  Business...................................................     1
    Item 2.  Properties.................................................     9
    Item 3.  Legal Proceedings..........................................    10
    Item 4.  Submission of Matters To a Vote of Security Holders........    10

 Part II
    Item 5.  Market For Registrant's Common Equity and Related              11
             Stockholder Matters........................................
    Item 6.  Selected Financial Data....................................    11
    Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    13
    Item 7A. Quantitative and Qualitative Disclosures About Market          21
             Risk.......................................................
    Item 8.  Financial Statements.......................................    22
    Item 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure...................................    22

 Part III
    Item 10. Directors and Executive Officers of the Registrant.........    23
    Item 11. Executive Compensation.....................................    27
    Item 12. Security Ownership of Certain Beneficial Owners and            30
             Management.................................................
    Item 13. Certain Relationships and Related Transactions.............    32

 Part IV
    Item 14. Exhibits and Reports on Form 8-K...........................    33

 Signatures..............................................................   34
 Exhibits

                                     PART I

Item 1. Business

   We are a leading full-service provider of sophisticated Internet solutions to businesses. Our solutions include field operations, which provide secure, and fault-tolerant Internet data centers, high performance network services, which provide connectivity to the Internet and complex Internet-based application services, which include hosting, streaming media and GlobixMail. These three major elements of our total Internet solution combine to provide our customers with the ability to create, operate and scale their increasingly complex Internet operations in a cost-efficient manner.

   Our customers primarily use our products and services to maintain complex computer equipment in a secure fault-tolerant environment with connectivity to a high-speed, high-capacity, direct link to the Internet and to support complex Internet applications. We currently offer our products and services from our Internet data centers facilities in New York City, London and Santa Clara, California. Our teams of account managers, computer system and network engineers and customer support specialists are based at each of these locations. We also maintain Internet data centers in Atlanta and the Washington D.C. suburb of McLean, Virginia. Our strong local market presence enables us to evaluate the needs of our customers and quickly respond with tailored solutions. We also provide our customers the ability to outsource the systems administration and technical management of their Internet presence. Our products are flexible and scaleable, allowing us to modify the size and breadth of the services we provide. We believe that our ability to offer a broad range of Internet products and services, combined with our local sales and support professionals and high performance Internet data center facilities and network, differentiates us from our competitors.

Recent Developments

   Due to recent developments in the capital markets, we have determined that Globix cannot rely upon obtaining additional funding from these markets on an acceptable basis within the near future. Consequently, we have modified our expansion plan to delay, scale-back and eliminate certain facilities and the purchase of related equipment. Although the full details of this plan have not been finalized or fully negotiated, it provides for certain anticipated costs associated with these modifications. The plan assumes that Globix will be able to obtain additional financing from its suppliers and to refinance its new Greenwich Street, New York property, which is currently debt free. The plan also assumes certain costs and cost savings as we reduce the number of facilities under construction. There can be no assurance that these assumptions will prove correct. Based on these assumptions, our plan is fully funded to fiscal 2003 when Globix expects to become free cash flow positive. We will continue to monitor the capital markets with a view towards obtaining additional funding to accelerate the growth of our business.

   To effectuate its plan, on December 21, 2000 Globix entered into a lease termination agreement with respect to its planned Boston facility. This represents a significant step in achieving our goal of a fully funded business plan. To date, we have also received commitments for vendor financing totaling approximately $23 million.

   Also, in December 2000, Globix granted approximately 1.6 million stock option awards under its existing stock option plans and approximately 3.1 million restricted stock awards to over 700 employees and directors. The restricted stock awards vest 25% per year over a four-year period. In light of the recent decline in the market price of our stock, which effectively rendered inadequate our existing equity incentive program, management has implemented these equity grants in its continuing effort to align employee incentives with stockholders interests.

Industry Overview

   The Internet has experienced rapid growth and has emerged as a global medium for communications and commerce. Internet access, which is considered part of our network services group, and value-added Internet application services, represent two of the fastest growing segments of the telecommunications services market. The Internet's growth is driven by a number of factors, including:

  . the large and increasing number of personal computers in the office and in the home linked to the Internet, advances in network designs,

  .  increased availability of Internet-based software and applications,

  . the emergence of useful content and electronic commerce technologies, and

  .  convenient, fast and inexpensive Internet access.

   According to the Dataquest/Gartner Group, an independent research firm, the total number of Internet users worldwide reached approximately 129 million in 1998 and is forecast to increase to approximately 404 million by 2003. According to Dataquest, total worldwide Internet service provider revenues, including both corporate and residential access, are projected to grow from approximately $17.0 billion in 1998 to approximately $49.4 billion in 2003. Forrester Research, another independent research firm, has estimated that the number of U.S. enterprises with an online presence will increase from approximately 1.8 million in 1998 to approximately 4.3 million in 2003.

   Businesses initially established corporate Internet sites as a means to improve internal and external corporate communications. Today, businesses are increasingly utilizing the Internet for functions critical to their core business strategies, such as sales and marketing, customer service and project coordination. The Internet presents a compelling profit opportunity for businesses as it enables them to reduce operating costs, access valuable information and reach new markets. To maintain a significant presence on the Internet, businesses typically purchase Internet access services and establish a web site. Internet access provides companies with a basic gateway to the Internet, allowing them to transfer e-mail, access information, and connect with employees, customers and suppliers. Dataquest predicts that worldwide corporate Internet access revenues will grow 27% annually from approximately $6.9 billion in 1998 to approximately $22.7 billion in 2003. A web site provides a company with a tangible identity and interactive presence on the Internet, allowing it to post company information and automate business processes of providing product information, order entry and customer service. According to International Data Corp., revenues in the United States from value-added Internet application services, such as electronic commerce and security services will grow 34% annually from approximately $3.0 billion in 1998 to approximately $12.9 billion in 2003. Forrester Research has estimated that the market for managed and custom hosting in the United States will grow from less than $1.4 billion in 1999 to over $19.8 billion in 2004. Dataquest predicts Europe will experience similar strong growth, with corporate Internet access revenue increasing 40% annually from approximately $1.7 billion in 1998 to approximately $9.1 billion in 2003.

   To ensure the quality, reliability and availability of their Internet operations, corporate information technology departments will need to make substantial investments to develop Internet expertise and infrastructure. Information technology groups are challenged to implement their organizations' Internet business strategy, adopt new and rapidly changing technologies and continuously update content. The implementation, establishment and maintenance of these solutions require significant technical expertise and resources in electronic commerce systems, security and privacy technologies, application and database programming, mainframe and legacy system integration technologies and advanced user interface and multimedia production.

   Due to these demands, many businesses have chosen to outsource Internet application development, implementation and support, particularly the hosting and management of their Internet-based applications, to increase performance, provide continuous operation and reduce Internet operating expenses. This follows an overall movement toward outsourcing of information technology services. According to Forrester Research, businesses in the United States are now spending approximately 25% of their overall information technology budgets on external service providers.

   The rapidly growing need for Internet access and other Internet products and services has resulted in a highly fragmented industry with the proliferation of Internet service providers operating worldwide as well as within the United States. These ISPs primarily consist of large national and global ISPs and smaller local and regional ISPs. Large national and global ISPs generally focus on Internet access and rely on indirect sales, telemarketing and remote network operation centers to serve their customers. These large national and global ISPs typically do not offer a full range of services. Smaller local or regional ISPs typically focus on serving their local market and lack the resources to provide and support a full range of Internet products and services. Accordingly, Globix believes that the needs of businesses for comprehensive Internet products and services are not being met by the larger national and global or smaller local and regional ISPs that constitute most of Globix's competitors.

The Globix Solution--Products and Services

   Globix provides its customers with a comprehensive range of Internet solutions. Many of Globix's customers do not have the network infrastructure or Internet expertise to build, maintain and support critical Internet operations. Globix's comprehensive range of products and services enable its customers to address their needs cost-effectively without having to assemble products and services from different suppliers, Internet service providers and information technology firms, thereby significantly increasing the customer's ability to take advantage of the Internet on a timely basis. Key components of the Globix solution are:

 Globix Field Operations

   Internet Data Centers. Globix built and operates Internet data centers in New York City, London, and Santa Clara, as follows:

  .  190,000 square foot facilities located in New York City;

  .  62,000 square foot facility located in Santa Clara, California; and

  .  35,000 square foot facility located in London's West End district.

   Through the acquisition of Comstar.net, Inc. in August 2000 we also acquired Internet data centers in Atlanta of approximately 10,000 square feet and the Washington, DC suburb of McLean, Virginia of approximately 12,000 square feet. While these facilities offer high quality service to our customers in those areas, they do not provide all of the features of our previously existing facilities. Such facilities are currently being upgraded to include most, if not all, of the characteristics of existing Globix facilities. Globix is also presently constructing additional Internet data centers in New York and London and expanding its existing Santa Clara data center. (See Properties, Facilities Under Development)

   The Globix Internet data centers facilities include:

   Electrical Infrastructure. The Globix electrical infrastructure consists of two major components: a distribution system and an emergency power generation system. The distribution system consists of demarcation power, power distribution units, static transfer switches, uninterruptible power supplies, and a utility service bus. The emergency power system consists of automatic transfer devices, emergency service bus, and emergency power generation.

   Precision Environmental Control Systems. Globix utilizes a closed loop heat rejection system for environmental control. A closed loop system differs from an open system in the way rejection is handled. In a closed loop system the water used for heat rejection is circulated through a closed piping system and large coils on heat rejection equipment cool the water. In an open system the water is partially evaporated at a cooling tower to cool the water and must be replenished constantly. While open loop systems are more economical to install and operate, they will not function if the evaporated water is not replaced. In the event of a water main outage, Globix can continue to operate because it uses a closed loop system.

   FM-200 and Other Fire Suppression Systems. The Globix fire suppression systems consist of both above and below raised floor and other detection systems, a central control panel, abort stations and extinguishing mechanisms. The detection system is capable of detecting a fire condition prior to a visible smoke condition.

   Comprehensive Security System. The Globix security system incorporates distributed control with central monitoring located within the security center. The use of distributed control with central monitoring prevents tampering at any given point in the system without at least one other system being aware of the tamper. The three components of the Globix security system are a comprehensive state-of-the-art security system, trained security personnel, and closed circuit television cameras. All primary entry and egress points have card access readers installed. All Internet data center and support system area entries have fingerprint biometric access devices installed. In addition, Globix security personnel staff the facilities 24x7 while roving security personnel patrol the exterior of the premises.

   Co-Location. Globix offers co-location solutions for customers who choose to own and maintain their own servers, but require the physically secure, climate-controlled environment of the Globix Internet data centers. A Globix customer can choose to co-locate in a cabinet, a cage or a GLOBOXTM, Globix's proprietary secured cage. A data cabinet, the smallest co-location service offering, can house multiple servers. The cabinet is locked and outfitted for multiple, redundant network hand-offs and two power feeds. A cage serves the needs of a larger enterprise usually deploying the most complex solutions. The cage is fabricated out of 12-gauge wire mesh, and is also secure with multiple hand-offs. The GLOBOX co-location offering is identical to the cage except that its walls are solid, two-ply steel and is available with a variety of security devices for the client demanding the highest security and anonymity.

   Globix supports a number of leading Internet networking, server, storage and application platforms, including those from Check Point Software, Cisco, Compaq, Critical Path, EMC, Juniper, Microsoft, MicroMuse, Netscape, Nortel, Storage Technologies and Sun Microsystems. This multi-vendor flexibility enables Globix to offer its clients a broad range of technology best suited to serve their particular needs.

   Internet Server and Application Sales. Server and application sales are an integral part of providing our clients with a sophisticated end-to-end solution. As part of Globix's integrated approach through our strategically located Internet data centers, we offer our clients both the servers and the applications they need in order to operate and expand their Internet presence. Globix also provides the integration services to configure both software and servers to client needs.

 Globix Network Services

   Network Infrastructure. The Globix network infrastructure is designed to meet the service and quality requirements of businesses executing Internet-based strategies. Globix's network infrastructure is designed for high availability and low latency, and utilizes a single autonomous system number globally performing cold-potato routing. Cold potato routing is a technique whereby Globix's network equipment monitors and interprets additional routing information supplied by its peers. By using this information, the Globix infrastructure carries the traffic on its network to common peering or traffic exchange points nearest the origination point of the traffic request. This way, traffic is carried on a Globix-controlled network to the greatest extent possible and therefore does not suffer from the congestion or high latency of public networks, which causes communications on the Internet to slow. In fact, the design and performance of the global network allows Globix to offer superior quality commitments and Service Level Agreements, and deploy future applications like our EarthCacheTM content distribution network solution.

   Backbone. The existing domestic Globix backbone is based on Asynchronous Transfer Mode, transported over SONET operating at OC-3 (155Mbs), that is in the process of being converted to a Packet over SONET Network that will operate at speeds up to OC-48 (2.4Gbs). The existing OC-3 Globix domestic backbone connects to our New York and Santa Clara Internet data centers, and backbone points of presence in Chicago and Washington, DC. The new OC-48 Globix domestic backbone connects to the New York and Santa Clara data centers and the backbone POPs in Boston, Chicago, Seattle, Los Angeles, and Washington, DC with Dallas and Atlanta POPs planned for deployment in 2001.

   The Globix European backbone is a Packet over SONET network operating at OC-48 (2.4Gbs) currently connecting London, Amsterdam, Frankfurt, and Paris. The domestic and European networks are connected by two OC-3 transatlantic crossings.

   Both of these Globix network sections interconnect to numerous network access points, commercial Internet exchanges, and other Internet, application, and network service providers.

   Peering. Globix has established numerous peering relationships with other Internet, application, and network service providers. These peering relationships take the form of either public or private peering connections. Public peering takes place at a network access point or commercial Internet exchange, designed for the exchange of traffic between service providers. Private peering involves an agreement between service providers allowing traffic to pass between each other's networks using connections that do not have to traverse either the public Internet or public peering points. Globix currently has agreements to peer with more than 450 organizations that represent over 1250 peering connections, making it one of the largest Internet peering networks. Globix's current backbone connects to points of presence at the following network access points and commercial Internet exchanges: MAE-East ATM, MAE-West ATM, MAE-East FDDI, MAE-West FDDI/ NASA Ames, Ameritech NAP, Sprint NAP, Pacific Bell NAP, Boston MXP, NYIIX, LINX, LoNAP, D-GIX, AMSIX, deCIX, MIXITA, SFINX, VIX, Espanix, BNIX, DIX and CIXP.

   Network Operations. Globix has constructed a global operations center located at the Internet data center in New York City. The global operations center serves as the command, control and communications center for all of Globix's network operations, customer support centers, and points of presence. The global operations center is staffed 24X7 by teams dedicated to maintaining the highest quality of service. Network administrators located in the global operations center monitor Globix's entire network infrastructure. The network administrators are able to identify and correct network problems either themselves or by dispatching system engineers located at Globix's customer support centers. The global operations center utilizes state-of-the-art equipment and technologies, including custom applications and commercial software for the monitoring and management of network and systems services, a suite of commercial tools customized for problem identification and resolution.

   Customer Support Center. The customer support center's call center is operated 24X7, and equipped with advanced telecommunications systems capable of automatic call distribution, automatic number identification, quality assurance recording and archiving, and intelligent call routing. A sophisticated trouble ticketing and knowledge database of customer information and history aids to ensure that Globix's customer base is well serviced.

   Dedicated Internet Access. Globix offers a variety of dedicated Internet access solutions, which provide businesses high-speed continuous access to the Internet. Globix provides dedicated Internet access services to customers at transmission speeds up to 155Mbps. The majority of Globix's Internet access customers purchase 1.5Mbps or higher levels of bandwidth. In addition, Globix provides other valuable services, such as domain name registration, local loop provisioning, Internet address assignment, router configuration, e-mail configuration, security planning and management and technical consulting services. Globix also provides new Internet-access technologies, such as digital subscriber lines, and intends to deploy additional connectivity-related enhanced services as such services become commercially viable.

 Application Services

   Streaming Media. Globix is a leading provider of streaming media services. These services include the three main components of streaming media technology: production, encoding and hosting. Production involves creating a video and/or audio recording of an event, such as a music performance, sports competition or business meeting. Encoding involves converting the recording into a format that can be transmitted over the Internet. Hosting provides access to the encoded stream for Internet users via live, archived or pay-per-view formats. Globix has produced, encoded and/or hosted several hundred webcasts including: The launch of Microsoft Windows 2000, House of Blues Summerfest 2000 concert series, numerous space shuttle launches for Space.com, fashion shows for Giorgio Armani, community awareness programs by Radio Shack, and many other webcasts for companies such as TIBCO, Honeywell, Cisco, ITN, Major League Soccer, Ketchum and Group W. Globix has developed a proprietary hardware and software system, called the RoadEncodeTM, which facilitates on-site encoding and streaming of live events. Globix currently has deployed five RoadEncode units and uses them to webcast multiple events.

   EarthCache. The EarthCache content distribution system is a content delivery system that will complement the existing Globix network infrastructure and provide businesses with improved website and application performance, faster content delivery times, and better customer content management. We believe EarthCache will have several advantages over other content delivery networks because of its ability to leverage the network infrastructure that Globix has built along with our extensive worldwide peering network of more than 1250 peering-connection agreements with some 450 organizations. With the source content being transmitted over the Globix network infrastructure, Globix will maintain better control over the quality of service and the network's ability to redirect and manage customer content. Globix is in the process of building out the infrastructure for the service, which is expected to become commercially available in 2001.

   Hosting. Globix offers hosting solutions on both the NT and UNIX platforms, in either a dedicated or shared server environment. Dedicated hosting is designed for businesses with special bandwidth requirements and application requests. Customers are offered hardware and software configurations to meet customer-specific needs. Shared hosting means that the customer's content resides on a large hosting infrastructure with multiple clients. Globix's hosting services are tailored to Internet presences that require high availability and scalability without significant infrastructure and related overhead costs.

   GlobixMail. GlobixMail is the electronic mail service offering from Globix's Messaging Service product line. It is an open-standard compliant application with a low cost of ownership business mail system. The GlobixMail service is designed to perform as a high availability application on a Globix-managed infrastructure. Within weeks of its November 2000 launch, the GlobixMail system supported over 800,000 users.

   Managed Services. Globix provides full-life-cycle system and network administration. At project inception, Globix installs and configures applications and equipment designed by Globix solutions architects or as specified by the customer. Generally, Internet business strategies require dedicated, highly-skilled technical resources available 24X7. Most of our customers do not have these resources internally available. Globix offers administration, maintenance, and problem resolution services for a variety of popular operating systems databases, Internet-based applications, Internet network devices, and hardware and software security solutions.

Growth Strategy

   Globix's objective is to become the leading provider of sophisticated Internet solutions to business enterprises in key global markets. To achieve this objective, Globix intends to:

   Continue to Invest Extensively in Infrastructure. Globix intends to capitalize on the trend by corporate information technology departments to outsource critical Internet operations by continuing to make significant investments to improve and expand its infrastructure. We expect to increase our gross square footage during the current year by approximately 400,000 square feet. In addition, Globix has established POPs or network access points in Boston, Chicago, Washington D.C., Amsterdam, Brussels, Copenhagen, Frankfurt, Geneva, Milan, Madrid, Paris, Stockholm and Vienna. Globix also believes it can achieve significant economies of scale by leveraging the fixed costs associated with its network infrastructure and Internet data center facilities resulting in a scaleable and flexible solution for its customers

   Strategically Locate Near Customers. Globix's close proximity to its customers, combined with a broad range of services, makes it convenient for customers to maintain or co-locate their equipment at Globix's facilities and meet with account managers, technicians, engineers and customer support staff. Globix's facilities in New York City, London, England, Santa Clara, California, Atlanta, Georgia and Washington, DC. are strategically located near our targeted customer base of business enterprises. Globix believes that maintaining a strategic local presence near its customers provides it with an advantage over competitors that utilize centralized telecenters and network operations centers.

   Expand Product and Service Offerings. Globix seeks to continually expand the breadth of its product and service offerings using new technologies to enable its customers to better utilize the Internet.

   Cross-Sell Additional Products and Services. Globix seeks to attract and retain new customers, as well as leverage its customer base, by cross-selling additional products and services to existing customers. Globix consults on a regular basis with its customers in order to better understand their growing requirements for Internet products and services and actively seeks to cross-sell additional products and services to address these requirements. The Internet data center facilities have significantly increased Globix's capacity and enable it to more effectively sell hosting and co-location services and value-added Internet products across its customers' geographically disparate locations. Globix believes that this strategy will expand the number of customers for its products and services and enable it to become a more integral component of its current customers' information technology infrastructure.

   Enhance the Globix Brand Name in Target Markets while Acquiring New Customers and Prospects. Globix seeks to continue to develop and increase its brand image as a leading full-service provider of Internet solutions for business in its core markets and across all of its product lines. According to research from the International Data Group, brand awareness is directly related to increases in purchasing consideration among IT buyers, and ultimately establishes long-term brand preference and customer loyalty. Globix marketing includes a full complement of communications tools to continue to effectively build the Globix brand and acquire new customer leads. Globix marketing activities include national call centers in the US and UK, public and press relations, targeted direct mail and outbound telemarketing programs, local and national print advertising, corporate Web site and interactive marketing, outdoor advertising, events and trade shows, educational seminars, and strategic vendor alliances. Globix marketing and lead generation programs are targeted primarily at business and IT decision-makers involved in the strategic or mission-critical Internet decisions within their organizations. Marketing investments are made with an eye on maximizing return measured by the growth of Globix brand equity, and new customer leads and conversions. Therefore the marketing plan is evaluated and revised quarterly. Globix has been covered in numerous articles and has provided expert commentary for the national business and trade media in the US and the UK, including major features in the New York Times and Streaming Media trade publications, as well as appearances on CNBC and MSNBC. Globix business and trade advertising has included publications such as Fortune, Business 2.0, CIO, Network World, Information Week, Web Hosting, Streaming Media, and Wired. Globix also advertises in major national and local newspapers including the New York Times, Wall Street Journal, London Times, Financial Times and Evening Standard and the San Jose Mercury News and San Francisco Chronicle. In addition, Globix has had a significant presence at industry trade shows in both the U.S. and U.K., such as ISPCON, Streaming Media East/West, and Internet World. Globix outdoor exposure includes a fleet of London taxis custom painted with Globix messaging, and a billboard in New York City across from one of the world's busiest business-to-business exposition sites, the Jacob Javits Convention Center. Globix plans to continue to aggressively build brand recognition by marketing its full range of services using a wide range of media outreach and advertising programs, online campaigns and joint-promotions with key hardware and software vendors.

   Make Strategic Investments and Acquisitions. Globix may make strategic investments in Internet service and design companies which may enter into long-term, exclusive agreements for Globix to provide hosting, co-location and dedicated Internet access services. Globix may also make acquisitions to deepen and broaden its market presence, expand its strengths in Internet connectivity, co-location, hosting and add to or enhance its line of Internet products and application services. Recent examples of strategic investments and acquisitions include:

  . The August 30, 2000 acquisition of all the outstanding shares of Comstar.net, Inc., a Georgia Corporation, for a purchase price of approximately $6.8 million in stock and cash. Comstar.net, Inc. is a provider of Internet services to middle market business, educational institutions and government organizations. These services are provided from two Internet data centers located in Atlanta, Georgia and the Washington, DC. Area;

  . On November 1, 2000, Globix entered into an agreement with iWon.com, Inc. to form a joint venture called Integrated Communications Partners, LLC to develop and administer an interactive directory-based communications network providing email messaging and other services to businesses. The joint venture is owned 51% by Globix and 49% by iWon. Under the agreement, Globix will provide technology development, co-location, bandwidth and related infrastructure services to the joint venture on an exclusive basis for an initial term of five years. Globix will also market services on behalf of the joint venture. In exchange for these services, Globix will receive fees and will share in the distribution of the joint venture's earnings. iWon has agreed to use the services provided by the joint venture and act as the joint venture's exclusive advertising sales agent.

Government Regulation

   In the Untied States and other countries in which Globix conducts its business, Globix's Internet services are not currently subject to direct regulation other than pursuant to laws applicable to businesses operating on the Internet. In certain jurisdictions in which Globix operates, however, Globix's provision of Internet-related telecommunications network services (for example, the provision of telecommunications network facilities used for Internet access) may be subject to laws and regulations governing telecommunications services. Such laws, as they apply to Internet-Related telecommunications facilities, are evolving in many jurisdictions. In jurisdictions where laws and regulations currently apply to the types of telecommunications network services that Globix provides, Globix will ensure that it complies with those laws and regulations, which often require that companies such as Globix obtain regulatory authorizations and pay fees each year to regulatory authorities. As these laws and regulations evolve in their applicability to the provision of Internet-related services, it is possible that Globix could be subject to further regulations with additional licensing requirements and/ or fee payment obligations.

   In addition to the evolving set of laws and regulations that govern Globix's telecommunications network services in certain jurisdictions, it is likely that laws and regulations concerning the provisions of Internet services will be adopted, implemented, and challenged at the international, federal, state, or local levels. These laws might cover issues such as user privacy, obscenity, pricing, consumer protection, taxation, advertising, intellectual property rights, information security, liability for certain types of content, and the convergence of traditional telecommunications services with Internet communications. A number of laws and regulations are currently being considered by federal, state, and foreign legislatures with respect to such issues.

   The nature of any new international, federal, state or local laws and regulations and the manner in which existing laws and regulations may be interpreted and enforced cannot be fully determined. The adoption of any future laws or regulations or adverse application of existing laws to the Internet industry might decrease the growth of the Internet, decrease demand for the services of Globix, impose taxes, fees or other types of charges or other costly technical requirements or otherwise increase the cost of doing business, or in some manner have a material adverse effect on Globix or its customers, each of which could have a material adverse effect on Globix's business, financial position, results of operations and cash flows.

Employees

   As of November 30, 2000, Globix had approximately 850 full-time employees: approximately 720 in the United States and 130 outside the United States, including approximately 440 in technical/operational and customer service, 270 in sales and marketing and 140 in executive and general and administrative positions. In addition to its full-time employees, Globix also employs part-time personnel from time to time in various departments. None of Globix's employees are covered by a collective bargaining agreement. Globix believes that its employee relations are satisfactory.

   The following is a list of our executive officers as of November 30, 2000:

          Name        Age                         Title
          ----        ---                         -----
   Marc H. Bell        33 Chief Executive Officer, President and Chairman of
                          the Board of Directors

   Alfred G. Binford   40 Senior Vice President, President--Network Services
                          Group

   Peter L. Herzig     38 Senior Vice President, Chief Operating Officer--
                          Application Services Group

   Marc Jaffe          33 Senior Vice President, Chief Operating Officer--Field
                          Operations

   Anthony L. Previte  35 Senior Vice President, Chief Technology Officer

   Brian L. Reach      45 Senior Vice President, Chief Financial Officer

Item 2. Properties

 Facilities in Operation:

   In July 1998, Globix purchased the land and the nine-story building located at 139 Centre Street, New York, New York.

   Globix also leases approximately 32,000 square feet at 295 Lafayette Street, New York, New York. This facility houses Globix's original New York Internet data center and certain administrative offices.

   In July 1998, Globix signed a lease commencing January 15, 1999 for data center space in Santa Clara, California. In October 1998, Globix signed a lease for the rental of space at Prospect House, 80 New Oxford Street, London, England. Construction at both of these facilities was completed in June/July 1999 and each houses an Internet data center and facilities for technical, sales and administrative personnel.

   In August 2000, Globix closed its acquisition of Comstar.net, Inc. which resulted in the acquisition of existing leases for Internet data centers in Atlanta and the Washington, DC area. Also acquired were leases for office facilities in Atlanta.

 Facilities under Development:

   In September 2000, Globix purchased the land and the nine-story building located at 415 Greenwich Street, New York, New York to serve as its third New York City Internet data center. Demolition and reconstruction are continuing toward an anticipated opening early in the third quarter of fiscal 2001.

   In July 2000, Globix entered into a lease for its second London Internet data center, containing 178,000 square feet. Construction and fit -out are in progress for an anticipated opening early in 2001.

   Additionally, leases were entered into during 2000 in Boston, Seattle and Los Angeles for planned Internet data centers. However, as a result of the recent tightening in the capital markets and the increased costs and investment associated with Internet data center construction and, as disclosed in "Recent Developments," Globix is in the process of reconsidering or renegotiating facility development plans in these areas.

   As of September 30, 2000 the following table sets forth additional information concerning Globix's facilities:

                                                                        Approximate
                                              Leased property              gross
         Location                             expiration date           square feet
         --------                             ---------------           -----------
         139 Centre Street                         Owned                  160,000
         New York, New York

         415 Greenwich Street                      Owned                  197,000
         New York, New York

         295 Lafayette Street                      2007                    32,000
         New York, New York

         2807 Mission College Boulevard            2014                    62,000
         Santa Clara, California

         Prospect House                            2014                    35,000
         80 New Oxford Street
         London, England

         1 Oliver's Yard                           2030                   178,000
         55-71 City Road
         London, England

         Data Center and Sales Offices             2004                    10,000
         Atlanta, Georgia

         Washington, DC                            2010                    12,000
         Data Center and Sales Offices
         8201 Greensboro Drive
         McLean, Virginia

         176 Lincoln Street                        2015                   438,000
         Boston, Massachusetts

         100/150 Andover Park West                 2021                   201,000
         Seattle, Washington

         841 Apollo/831 S. Nash St.                2015                   189,000
         Los Angeles, California

   The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3. Legal Proceedings

   We are not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   During the fourth quarter of Globix's fiscal year ended September 30, 2000 there were no matters submitted to a vote of security holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   (a) Globix's Common Stock is traded on the Nasdaq National Market System under the symbol GBIX. The following table indicates high and low bid prices for the periods indicated based upon information supplied by Nasdaq, Inc. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following bid prices are for the fiscal year ended September 30:

     2000                                                           Low    High
     ----                                                          ------ ------
     first quarter................................................ $ 7.62 $30.59
     second quarter............................................... $25.69 $67.13
     third quarter................................................ $14.00 $38.50
     fourth quarter............................................... $18.00 $37.50

     1999                                                           Low    High
     ----                                                          ------ ------
     first quarter................................................ $ 4.00 $13.94
     second quarter............................................... $10.13 $45.00
     third quarter................................................ $27.00 $65.00
     fourth quarter............................................... $31.50 $51.13

   (b) Number of Holders of Common Stock. The number of holders of record of Globix's Common Stock on December 4, 2000 was 187. In addition, management believes Globix common stock is held by in excess of 32,000 other shareholders whose shares are held in street name for the beneficial owners by various banks and securities firms.

   (c) Dividends. Globix split its common stock two-for-one in December 1999 and January 2000. These were accomplished by way of a stock dividend. Globix paid cash dividends totaling $3.5 million on its Series A Convertible Preferred Stock during the fiscal year ending September 30, 2000. An additional $1.5 million was accrued and unpaid at September 30, 2000. There were no cash dividends paid by Globix on its Common Stock during the fiscal year ended September 30, 2000. Under the terms of the Globix's 12.5% Senior Notes due 2010, Globix's ability to pay cash dividends is contractually limited. It is not anticipated that cash dividends will be paid to the holders of Globix's Common Stock in the foreseeable future.

Item 6. Selected Financial Data

   The following table sets forth for the periods indicated selected consolidated financial and operating data for Globix. The consolidated balance sheet data and consolidated statement of operations data as of and for the years ended September 30, 1996, 1997, 1998, 1999 and 2000 have been derived from our Consolidated Financial Statements. The following selected consolidated financial and operating data are qualified by and should be read in conjunction with our more detailed Consolidated Financial Statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8 of this Form 10-K.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
        (In thousands of U.S. dollars, except share and per share data)

                                         Year Ended September 30,
                          ----------------------------------------------------------
                             1996        1997        1998        1999        2000
                          ----------  ----------  ----------  ----------  ----------
STATEMENT OF OPERATIONS
 DATA:
Revenue.................  $   10,374  $   17,400  $   20,595  $   33,817  $   81,287
Operating costs and
 expenses:
 Cost of revenue........       8,599      13,699      13,322      22,184      42,513
 Selling, general and
  administrative........       3,244       6,036      10,696      36,495      98,113
 Depreciation and
  amortization..........         214         675       1,310       6,329      18,228
                          ----------  ----------  ----------  ----------  ----------
 Total operating costs
  and expenses..........      12,062      20,410      25,328      65,008     158,854
Loss from operations....      (1,688)     (3,010)     (4,733)    (31,191)    (77,567)
 Interest and financing
  expense...............        (326)       (177)     (8,376)    (18,386)    (57,831)
 Other income, net......         --          --          --          --        1,779
 Interest income........         121          72       1,953       6,192      24,749
Loss before
 extraordinary item.....      (1,893)     (3,115)    (11,156)    (43,385)   (108,870)
 Extraordinary loss on
  early extinguishment
  of debt -Note 4.......         --          --          --          --      (17,577)
                          ----------  ----------  ----------  ----------  ----------
Net loss................      (1,893)     (3,115)    (11,156)    (43,385)   (126,447)
 Dividends and accretion
  on preferred stock....         --          --          --          --       (5,768)
                          ----------  ----------  ----------  ----------  ----------
Net loss attributable to
 common stockholders....  $   (1,893) $   (3,115) $  (11,156) $  (43,385) $ (132,215)
                          ==========  ==========  ==========  ==========  ==========
Basic and diluted loss
 per share attributable
 to common stockholders'
 before extraordinary
 loss...................  $    (0.18) $    (0.25) $    (0.77) $    (1.73) $    (3.23)
 Extraordinary loss per
  share.................         --          --          --          --   $    (0.50)
                          ----------  ----------  ----------  ----------  ----------
Basic and diluted loss
 per share attributable
 to common
 stockholders...........  $    (0.18) $    (0.25) $    (0.77) $    (1.73) $    (3.73)
                          ==========  ==========  ==========  ==========  ==========
Weighted average common
 shares outstanding-
 basic and diluted......  10,533,600  12,300,840  14,503,176  25,116,800  35,484,040
                          ==========  ==========  ==========  ==========  ==========

                                         Year Ended September 30,
                          ----------------------------------------------------------
                             1996        1997        1998        1999        2000
                          ----------  ----------  ----------  ----------  ----------
OTHER FINANCIAL DATA:
Cash flows provided by
 (used in) operating
 activities.............  $    1,877  $    2,532  $      115  $  (36,897) $  (94,318)
Cash flows used in
 investing activities...  $    2,355  $    1,542  $   97,387  $   58,774  $  149,939
Cash flows provided by
 financing activities...  $    6,352  $    4,133  $  156,344  $  135,589  $  509,395
Capital expenditures....  $    1,955  $    2,082  $   31,085  $   98,110  $  150,876

                                              September 30,
                          ----------------------------------------------------------
                             1996        1997        1998        1999        2000
                          ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Cash, cash equivalents,
 short term investments
 and marketable
 securities.............  $    2,342  $    2,401  $   76,111  $  111,412  $  378,510
Restricted cash and
 investments............  $      400  $      325  $   60,480  $   45,039  $   43,178
Working capital.........  $    3,468  $    1,980  $   75,859  $  101,216  $  366,139
Total assets............  $    7,810  $   11,025  $  182,226  $  302,518  $  729,591
Current portion of short
 term debt..............  $       39  $    2,336  $    2,398  $    2,088  $    2,173
Long-term debt, less
 current portion........  $      --   $      923  $  159,091  $  161,005  $  621,809
Stockholders' (deficit)
 equity.................  $    6,090  $    5,014  $    2,719  $  106,405  $  (18,030)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read together with the consolidated financial statements and notes to the financial statements appearing elsewhere in this offering memorandum. The following discussion contains forward-looking statements based on Globix's current expectations, assumptions, estimates and projections about Globix and its industry. Globix's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties discussed in "Risk Factors" and elsewhere in this offering memorandum.

Overview

   Globix was founded in 1989 as a value-added reseller primarily focused on providing custom computer hardware and software solutions for desktop publishing. By 1995, Globix recognized the growing demand by businesses for electronic information delivery and began to re-shape its corporate strategy to focus on offering Internet products and services. In early 1996, Globix raised net proceeds of approximately $7.4 million through an initial public offering of its common stock and subsequently began to offer Internet access products and services to business customers. In 1997, Globix expanded its product and service offerings beyond Internet access and began to offer a range of end-to-end Internet solutions designed to enable its customers to more effectively capitalize on the Internet as a business tool.

   In 1998, Globix undertook a major expansion plan in order to more aggressively pursue opportunities resulting from the tremendous growth of the Internet. In April 1998, Globix completed a $160.0 million offering of 13% senior notes. In June and July 1999, Globix completed construction of its current Internet data center facilities in New York City, London and Santa Clara, California and began operations at each facility.

   In March 1999, Globix completed a public offering of 16,000,000 shares of its common stock, resulting in net proceeds to Globix of approximately $136.6 million.

   In December 1999, Globix completed the private placement of 80,000 shares of Series A Preferred Stock to affiliates of Hicks, Muse, Tate & Furst Incorporated, resulting in net proceeds of $75.3 million.

   In February 2000, Globix completed a $600.0 million debt financing to fund
(a) the continued expansion of its facilities and network and (b) the tender offer to purchase all of the outstanding 13% Senior Notes, $160.0 million principal amount. The purchase price of the tender, completed on February 8, 2000, was 106.5% of principal amount plus all accrued and unpaid interest.

   For fiscal periods ending on or before September 30, 2000 Globix reports its results of operations in two operating segments: the "Internet Division" and the "Server Sales and Integration Division." The Internet Division provides dedicated Internet access, web-hosting, co-location and application services, (such as, streaming media, network security and server administration and network monitoring). The Server Sales and Integration Division provides Internet-related hardware and software, systems and network integration. Revenue from the Internet Division has grown significantly as a percentage of total revenue, increasing from 6% in 1996 to 65% in 2000. Globix expects that Internet Division revenues will continue to grow both absolutely and as a percentage of total revenues.

   Globix continues to derive a portion of its total revenue from sales of third-party hardware and software, including workstation, web and database servers, network equipment, and server and application software licenses. Globix intends to continue to offer higher-margin workstation, server and software components as a complement to its Internet solutions. Globix maintains a limited inventory of hardware and software and typically purchases such products from third-party vendors only upon receipt of a customer order. The second largest component of Globix's total revenue is hosting and co-location services and its customers' associated Internet bandwidth requirements, including charges for fixed amounts of bandwidth availability and incremental fees for additional bandwidth use. In addition to fees based on bandwidth, Globix charges its co-location customer's monthly fees for the use of its physical facilities. Globix's hosting and co-location contracts typically range from one to two years. The third largest component of Globix's total revenue is from dedicated Internet access services to business customers. Globix's Internet access customers typically sign one or two-year contracts that provide for fixed, monthly-recurring service fees and a one-time installation fee. Application services are charged on a monthly, fixed price or time and materials basis.

   Cost of revenue for the Internet Division consists primarily of telecommunications costs for Internet access, hosting and co-location customers. Telecommunications costs include the cost of providing local loop costs for connecting dedicated access customers to the Globix network, leased line and associated costs related to connecting with our peering partners, and costs associated with leased lines connecting our facilities to our backbone and aggregation points of presence. Cost of revenue for the Server Sales and Integration Division consist primarily of acquisition costs of third-party hardware and software.

   Selling, general and administrative expenses consist primarily of sales and marketing personnel and related occupancy costs; advertising costs; salaries and occupancy costs for executive, financial, personnel recruitment and administrative personnel and related operating expenses associated with network operations, customer service and field services. Globix continues to hire a significant number of additional personnel to staff its facilities and Internet data centers and to expand its sales and marketing, network operations, customer service and field services personnel. Accordingly, Globix expects selling, general and administrative expenses to continue to increase for the foreseeable future.

   Globix depreciates its capital assets on a straight-line basis over the useful life of the assets, ranging from 3 to 40 years. Globix began to recognize depreciation expense in the year ended September 30, 1999 for its Internet data centers in New York, London and Santa Clara, California upon commencement of operations at each of these facilities. In addition, Globix amortizes debt discount and issuance costs associated with its debt financings over the term of those obligations using the effective interest method.

   Globix historically has experienced negative cash flow from operations and has incurred net losses. Globix's ability to generate positive cash flow from operations and achieve profitability is dependent upon Globix's ability to continue to grow its revenue base and achieve further operating efficiencies. For the years ended September 30, 1998, 1999 and 2000, Globix generated positive (negative) cash flows from operations of approximately $0.12 million, $(36.9) million and $(94.3) million, respectively, and incurred net losses of approximately $11.2 million, $43.4 million and $126.4 million, respectively. Globix expects to continue to experience negative cash flow from operations and to incur net losses as a result of its significant investment in the expansion of its network and facilities, the hiring of additional personnel and interest expense related to the 12.5% senior notes. As of September 30, 2000, Globix had an accumulated deficit of approximately $186.1 million.

Year Ended September 30, 2000 As Compared To The Year Ended September 30, 1999

   Revenue. Total revenue for the year ended September 30, 2000 increased 140.4% to $81.3 million from $33.8 million for the year ended September 30, 1999. Revenue from the Internet Division for the year ended September 30, 2000 increased 307.3% to $53.1 million from $13.0 million for the year ended September 30, 1999. This increase was primarily attributable to having a full year of operations for three Internet data centers opened during the prior year. Availability of new data center space provided the growing number of account managers with an opportunity to increase the number of customers and upsell existing accounts. Revenue from the Server Sales and Integration Division increased 35.7% to $28.2 million for the year ended September 30, 2000 from $20.8 million for the year ended September 30, 1999. This increase was primarily attributable to a planned shift in product mix toward higher priced and higher margin products. The increase in Internet Division revenue as a percentage of total revenue reflects our continued shift in product mix toward Internet related sales.

   Cost of Revenue. Cost of revenue for the year ended September 30, 2000 was $42.5 million or 52.3% of total revenue as compared to $22.2 million or 65.6% of total revenue for the year ended September 30, 1999. The increase in cost of revenue was primarily attributable to an increase in data transmission costs because of higher network operating and maintenance expenses associated with the expansion of the network backbone. As utilization of the network increases in future years, we expect to realize a reduction in per unit data transmission costs due to the network's scalability and fixed cost structure.

   Selling, General and Administrative. Selling, general and administrative expenses for the year ended September 30, 2000 were $98.1 million or 120.7% of total revenue as compared to $36.5 million or 107.9% of total revenue for the year ended September 30, 1999. Approximately $37.6 million or 61.0% of the increase was attributable to an increase in sales and marketing, engineering, recruiting, finance and administrative personnel necessitated by the growth in Internet-related operations. The number of employees increased from approximately 450 as of September 30, 1999 to approximately 850 as of September 30, 2000. Marketing expenses increased to $11.5 million for the year ended September 30, 2000 from $4.8 million for the year ended September 30, 1999. The marketing increase is primarily attributable to costs related to a branding and advertising campaign.

   Depreciation and Amortization. Depreciation and amortization increased to $18.2 million for the year ended September 30, 2000 as compared to $6.3 million for the year ended September 30, 1999. The increase was primarily related to the increase in construction costs and equipment purchases related to the network infrastructure enhancements of the three Internet data centers during the year ended September 30, 2000.

   Interest and Financing Expense and Interest Income. Interest and financing expense increased to $57.8 million for the year ended September 30, 2000 as compared to $18.4 million for the year ended September 30, 1999. The increase is a result of interest costs associated with the 13% senior notes being recorded for six months of fiscal 2000 until the tender offer for such debt in March 2000 in addition to the interest costs associated with the 12.5% senior notes from February 2000 through September 2000. The increase in interest income to $24.7 million for the year ended September 30, 2000 reflects the increased cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock.

   Other Income. The increase in other income to $1.8 million for the year ended September 30, 2000 is a result of the gain realized on the sale of investments and marketable securities.

   Net Loss and Net Loss Attributable To Common Stockholders. As a result of the above, Globix reported a net loss of $126.4 million and net loss attributable to common stockholders of $132.2 million for the year ended September 30, 2000 or $3.73 per share (including the extraordinary loss of $17.6 million or $0.50 per share impact from the loss on early extinguishment of the Company's 13% Senior Notes due in 2005) as compared to a net loss and a net loss attributable to common stockholders of $43.4 million or $1.73 loss per share for the year ended September 30, 1999.

Year Ended September 30, 1999 As Compared To The Year Ended September 30, 1998

   Revenue. Total revenue for the year ended September 30, 1999 increased 64.2% to $33.8 million from $20.6 million for the year ended September 30, 1998. Revenue from the Internet Division for the year ended September 30, 1999 increased 102% to $13.0 million from $6.4 million for the year ended September 30, 1998. This increase was primarily attributable to the opening of three Internet data centers and the related increase in the number of customers to which we provide Internet connectivity, hosting and co-location services. Also contributing to the increase is an improvement in the average annual revenue realized per new business customer and an increase in the business account retention rate. Revenue from the Server Sales and Integration Division increased 47% to $20.8 million for the year ended September 30, 1999 from $14.1 million for the year ended September 30, 1998. This increase was primarily attributable to a planned shift in product mix toward higher priced and higher margin products. The increase in Internet Division revenues as a percentage of total revenues reflects our continued shift in product mix toward Internet related sales.

   Cost of Revenue. Cost of revenue for the year ended September 30, 1999 was $22.2 million or 65.6% of total revenues as compared to $13.3 million or 64.7% of total revenue for the year ended September 30, 1998. The increase in cost of revenue was primarily attributable to an increase in data transmission costs because of higher network operating and maintenance expenses associated with the expansion of the network backbone. As utilization of the network increases in future years, we expect to realize a reduction in per unit data transmission costs due to the network's scalability and fixed cost structure.

   Selling, General and Administrative. Selling, general and administrative expenses for the year ended September 30, 1999 were $36.5 million or 108% of total revenue as compared to $10.7 million or 51.9% of total revenue for the year ended September 30, 1998. Approximately $14.0 million or 56% of the increase was attributable to an increase in sales and marketing, engineering, training and administration personnel necessitated by the growth in Internet-related operations. The number of employees increased from approximately 170 as of September 30, 1998 to approximately 450 as of September 30, 1999. Marketing expenses increased to $4.8 million for the year ended September 30, 1999 from $1.3 million for the year ended September 30, 1998. The marketing increase is primarily attributable to costs related to a branding and advertising campaign.

   Depreciation and Amortization. Depreciation and amortization increased to $6.3 million for the year ended September 30, 1999 as compared to $1.3 million for the year ended September 30, 1998. The increase was primarily related to the construction costs and equipment purchased for the network infrastructure enhancements of the three SuperPOP facilities during the year ended September 30, 1999. We anticipate that our depreciation and amortization expenses will continue to increase significantly as we expand our network and data centers.

   Interest and Financing Expense and Interest Income. The increase in interest expense is a result of interest costs associated with the 13% senior notes being recorded for a full year in fiscal 1999. This interest expense was partially offset by an increase in interest income related to the increased cash position derived from the net proceeds of the public equity offering in March 1999. We amortized debt discount and issuance costs of $8.9 million associated with the 13% senior notes over seven years using the effective interest method.

   Net Loss and Loss Per Share. As a result of the above, we reported a net loss of $43.4 million or $1.73 per share for fiscal 1999 as compared to a net loss of $11.2 million or $0.77 per share for the year ended September 30, 1998.

Year Ended September 30, 1998 As Compared To The Year Ended September 30, 1997

   Revenue. Total revenue for the year ended September 30, 1998 increased 18.4% to $20.6 million from $17.4 million for the year ended September 30, 1997. Revenue from the Server Sales and Integration Division for the year ended September 30, 1998 decreased 5.6% to $14.1 million from $15.0 million for the year ended September 30, 1997. This decrease was primarily attributable to lower unit sales partially offset by a planned shift in product mix toward higher priced and higher margin products. Revenue from the Internet Division increased 167.1% to $6.4 million for the year ended September 30, 1998 from $2.4 million for the year ended September 30, 1997. This increase was primarily attributable to an increase in the number of customers to which we provided Internet access services. The increase in percentage of Internet Division revenues as a percentage of total revenues reflected our shift in product mix toward Internet-related sales.

   Cost of Revenue. Cost of revenue for the year ended September 30, 1998 was $13.3 million or 64.7% of total revenues as compared to $13.7 million or 78.7% of total revenue for the year ended September 30, 1997. The decrease in cost of revenue in absolute dollars and as a percentage of total revenue was primarily a result of an increase in higher margin Internet revenues as a percentage of total revenue.

   Selling, General and Administrative. Selling, general and administrative expenses for the year ended September 30, 1998 were $10.7 million or 51.9% of total revenues as compared to $6.0 million or 34.7% of total revenues for the year ended September 30, 1997. This increase in absolute dollars and as a percentage of total revenues was primarily attributable to an increase in sales and marketing, engineering, training and administration personnel necessitated by the growth in Internet-related operations. The number of employees increased from 90 as of September 30, 1997 to approximately 170 as of September 30, 1998. We increased expenditures in advertising from $325,000 for the year ended September 30, 1997 to $1.3 million for the year ended September 30, 1998.

   Depreciation and Amortization. Depreciation and amortization increased to $1.3 million for the year ended September 30, 1998 as compared to $675,000 for the year ended September 30, 1997. The increase was primarily related to equipment purchased for use in the Internet Division during the year ended September 30, 1998.

   Interest and Financing Expenses and Interest Income. Interest expense for the year ended September 30, 1998 was $8.4 million as compared to $0.2 million for the year ended September 30, 1997. The increase in interest expense is a result of the 13% senior notes completed in April 1998. The increase in interest income reflects the increased cash position derived from the net proceeds of the 13% senior notes. We amortized debt discount and issuance costs of $8.9 million associated with the 13% senior notes over seven years using the effective interest method.

   Net Loss and Loss Per Share. As a result of the above, we reported a net loss of $11.2 million or $0.77 per share for fiscal 1998 as compared to a net loss of $3.1 million or $0.25 per share for the year ended September 30, 1997.

Cash Flows for the Years Ended September 30, 2000, 1999 and 1998

   Cash flows (used in) provided by operating activities were $(94.3) million in 2000, $(36.9) million in 1999 and $0.12 million in 1998. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In all three years, our net losses were the primary component of cash used in operating activities, offset by non-cash depreciation and amortization expenses relating to our build out of our network and facilities and non-cash amortization of debt discount and issuance costs.

   Cash flows used in investing activities were $149.9 million for 2000, $58.8 million for 1999 and $97.4 million for 1998. Investments in capital expenditures related to our network and facilities were $150.9 million for 2000, $98.1 million for 1999 and $31.1 million for 1998. Of this amount, $142.6 million for 2000, $83.4 million for 1999 and $23.3 million for 1998 was expended in cash and the balance was financed under financing arrangements or remained in accounts payable and accrued liabilities at each year-end.

   Cash flows provided by financing activities were $509.4 million for 2000, $135.6 million for 1999, and $156.3 million for 1998. In 2000, Globix received net proceeds from the 12.5% senior notes of $580.0 million, $75.3 million proceeds from issuance of preferred stock, $20.1 million net proceeds from mortgage financing and $10.1 million of proceeds from the exercise of stock options and warrants, partially offset by the use of cash of $170.4 million associated with the tender offer for the 13% senior notes. In 1999, Globix received net proceeds from the issuance of common stock of $136.6 million and $1.9 million of proceeds from the exercise of stock options and warrants. In 1998, Globix received net proceeds from the 13% senior notes of $153.4 million and $4.9 million of proceeds from the exercise of stock options and warrants

Liquidity and Capital Resources

   Globix has historically had losses from operations, which have been funded primarily through the issuance of debt and equity securities. In fiscal 1999, we received net proceeds of approximately $136.6 million from equity financings.

   In December 1999 Globix issued $80.0 million in new Series A Convertible Preferred Stock to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand our build-out of Internet data centers and other facilities. The Company incurred approximately $4.75 million of issuance costs associated with the Series A Convertible Preferred Stock transaction, of which $3.2 million was a fee paid to Hicks Muse. The preferred stock is convertible into common stock at any time and cannot be called for redemption for five years. Under the agreement, the Series A Convertible Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend rate of 7.5% payable quarterly in cash or additional preferred stock at the option of Globix.

   In January 2000, Globix obtained a $21.0 million loan secured by a first mortgage on the building at 139 Centre Street housing Globix's New York Internet data center. The loan accrues interest at a rate of 9.16% (subject to adjustment on February 11, 2010) annually using a 25-year amortization schedule and is due February 2010.

   In February, 2000, the Company closed on its offering for $600.0 million 12.5% Senior Notes due 2010 in a private placement resulting in net proceeds of approximately $580.0 million. In March 2000 Globix completed its tender offer to purchase for cash all of its outstanding 13% Senior Notes due 2005, $160.0 million in principal amount. The purchase price in the tender offer was 106.5% of the principal amount, plus accrued and unpaid interest.

   In addition certain computer and network equipment has been financed through vendors and financial institutions under capital and operating lease arrangements. We intend to continue to make significant capital expenditures during the next twelve months as we expand our Internet data centers and network. We expect to finance such capital expenditures primarily through existing cash and vendor financing and a mortgage or sale-leaseback with respect to our new Greenwich Street, New York property. At September 30, 2000 Globix has additional committed but unused equipment financing arrangements with several vendors totaling approximately $23.2 million

   As of September 30, 2000, we had $421.7 million of cash, cash equivalents, short term investments, restricted cash, restricted investments and marketable securities. At September 30, 2000, we had working capital of approximately $366.1 million, as compared to working capital of approximately $101.2 million at September 30, 1999. Working capital increased $264.9 million primarily because of the net proceeds from financing activities offset by the net loss of $126.4 million (including $18.2 million of non-cash depreciation and amortization expense). Globix also paid cash dividends totaling $3.5 million on its Series A Convertible Preferred Stock during the fiscal year ending September 30, 2000. An additional $1.5 million of dividends was accrued and unpaid at September 30, 2000.

   Due to recent developments in the capital markets, we have determined that Globix cannot rely upon obtaining additional funding from these markets on an acceptable basis within the near future. Consequently, we have modified our expansion plan to delay, scale-back and eliminate certain facilities and the purchase of related equipment. Although the full details of this plan have not been finalized or fully negotiated, it provides for certain anticipated costs associated with these modifications. The plan assumes that Globix will be able to obtain additional financing from its suppliers and to refinance its new Greenwich Street, New York property, which is currently debt free. The plan also assumes certain costs and cost savings as we reduce the number of facilities under construction. There can be no assurance that these assumptions will prove correct. Based on these assumptions, our plan is fully funded to fiscal 2003 when Globix expects to become free cash flow positive. We will continue to monitor the capital markets with a view towards obtaining additional funding to accelerate the growth of our business.

   To effectuate its plan, on December 21, 2000 Globix entered into a lease termination agreement with respect to its planned Boston facility. This represents a significant step in achieving our goal of a fully funded business plan. To date, we have also received commitments for vendor financing totaling approximately $23 million.

Segment Information

   The Company's activities fall within two operating segments: the Internet Division and the Server Sales and Integration Division. The following table sets forth industry segment information for the years ended September 30, 1998, 1999 and 2000:

                                                   Year ended September 30,
                                                  ----------------------------
                                                    1998      1999      2000
                                                  --------  --------  --------
Revenue:
Internet......................................... $  6,448  $ 13,033  $ 53,083
Server sales and integration.....................   14,147    20,784  $ 28,204
                                                  --------  --------  --------
  Consolidated................................... $ 20,595  $ 33,817  $ 81,287
                                                  ========  ========  ========
Operating income (loss):
Internet......................................... $  1,146  $(13,001) $(39,920)
Server sales and integration.....................      721     1,019     3,403
Corporate........................................   (6,600)  (19,209)  (41,050)
                                                  --------  --------  --------
  Consolidated................................... $ (4,733) $(31,191) $(77,567)
                                                  ========  ========  ========
Identifiable assets:
Internet......................................... $  7,808  $ 57,503   221,457
Server sales and integration.....................    3,732     6,074     3,812
Corporate........................................  170,726   238,941   504,322
                                                  --------  --------  --------
  Consolidated................................... $182,266  $302,518  $729,591
                                                  ========  ========  ========

   The following table sets forth geographic segment information for the years ended September 30, 1998, 1999 and 2000:

                                                    Year ended September 30,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
Revenue:
United States..................................... $ 20,595  $ 33,674  $ 73,697
Europe............................................      --        143  $  7,590
                                                   --------  --------  --------
  Consolidated.................................... $ 20,595  $ 33,817  $ 81,287
                                                   ========  ========  ========
Operating income (loss):
United States..................................... $ (4,733) $(27,590) $(64,477)
Europe............................................      --     (3,601) $(13,090)
                                                   --------  --------  --------
  Consolidated.................................... $ (4,733) $(31,191) $(77,567)
                                                   ========  ========  ========
Identifiable assets:
United States..................................... $179,494  $282,479   718,942
Europe............................................    2,772    20,039    10,649
                                                   --------  --------  --------
  Consolidated.................................... $182,266  $302,518  $729,591
                                                   ========  ========  ========

Income Taxes

   The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal income tax loss carryforwards of approximately $175 million at September 30, 2000. These income tax loss carryforwards expire between 2011 and 2020. Pursuant to Section 382 of the Internal Revenue Code, the use of these net operating loss carryforwards may be limited due to changes in ownership that have occurred. The Company is evaluating the impact, if any, that changes in ownership could have on net operating loss carryforwards. As of September 30, 2000, the Company also has net operating loss carryforwards of approximately $19 million from its United Kingdom subsidiaries, which do not expire under U.K. tax rules. For financial reporting purposes, income tax benefits through September 30, 2000 related to both U.S. Federal and foreign income tax losses are fully offset by a valuation allowance due to the uncertainty of the Company's ability to realize income tax benefits by generating taxable income in the future.

Capital Structure

   Globix's capital structure at September 30, 2000 consisted of 12.5% Senior Notes, mortgage and capital lease obligations, Series A Redeemable Convertible Preferred Stock and common stock. Prior to the December 1999 closing of the Hicks Muse investment there were no outstanding shares of preferred stock.

   Total borrowings at September 30, 2000 were $624.4 million, which included $2.7 million in current obligations and $621.7 million in Senior Notes, mortgage and other notes payable and long-term capital lease obligations.

Commitments

   As of September 30, 2000, Globix had commitments to certain telecommunications carriers totaling $17.1 million payable in various years through 2010. Additionally, as of September 30, 2000, Globix has various agreements to lease facilities and equipment and is obligated to make future minimum lease payments of approximately $497.4 million on operating leases expiring in various years through 2020.

   In connection with the construction of Internet data centers, Globix is contractually committed as of September 30, 2000 to various equipment manufacturers and building contractors for equipment and construction services totaling approximately $67.0 million.

   As of September 30, 2000 Globix had issued collateralized letters of credit aggregating $34.3 million. The related funds are included in restricted cash and investments on the consolidated balance sheet.

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

Recent Technical Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities,"("SFAS No. 133"), as amended, which is effective for all quarters of the fiscal year beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. Globix expects the adoption of SFAS No. 133 will not have a material impact on Globix's consolidated financial position, results of operations and cash flows.

   In December 1999, the Securities and Exchange Commission ("SEC") issued SAB No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 expresses the view of the SEC Staff in applying generally accepted accounting principles to certain revenue recognition issues. Globix is required to adopt SAB No. 101 in its fiscal year ending September 30, 2001. Globix has preliminarily determined that the adoption of SAB No. 101 will result in a one time non-cash charge in fiscal 2001 for the cumulative effect of a change in accounting principal in the range of $2.0 to $3.0 million. Such amount will be recorded as deferred revenue and recognized as revenue in the statement of operations over the estimated remaining contract life. Globix does not expect the adoption of SAB No. 101 to have any economic impact to its business operations or cash flows.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25". The interpretation clarifies the application of APB Opinion No. 25 in specified events. The interpretation was effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 and prior to the effective date. To the extent that events covered by this interpretation occurred during the period after December 15, 1998, but prior to the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. Globix expects that the adoption of this interpretation will not have a material impact on its consolidated financial position, results of operations and cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   At September 30, 2000, we had financial instruments consisting of fixed rate debt, mortgage payable marketable securities, short term investments and other investments. The substantial majority of our debt obligations consist of the Senior Notes, which bear interest at 12.5% and mature May 1, 2010. Annual maturities of our capital lease obligations are as follows: $2.2 million in 2001, $0.9 million in 2002, $0.2 million in 2003, $0.1 million in 2004 and thereafter. The mortgage interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025. At September 30, 2000, the fair value of Globix's Senior Notes was approximately $432 million.

   Marketable securities include Globix's strategic investment in Edgar On-Line, a publicly traded entity, which is recorded at its fair market value. Globix does not hedge its exposure to fluctuations in the value of its equity securities.

   Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At September 30, 2000, all of our investments are due to mature within twelve months except $36.1 million and the carrying value of such investments approximates fair value. At September 30, 2000, $43.2 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

   We actively monitor the capital and investing markets in analyzing our capital raising and investing decisions.

   Globix is also subject to market risk associated with foreign currency exchange rates. Globix's business plan includes the expansion of the U.K. operation. To date, Globix has not utilized financial instruments to minimize its exposure to foreign currency fluctuations. Globix will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future.

   Globix believes it has limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of the substantial majority of our debt obligations.

Item 8. Financial Statements

   Financial Statements are attached hereto following page F-2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   During fiscal years 2000 and 1999 there were no changes in or disagreements with Globix's independent accountant on accounting or financial disclosure.

Forward Looking Information and Risk Factors

   This Report on Form 10-K contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, potential expansion into new markets, and anticipated customer demand for our existing and future products and services. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage the inclusion of prospective information so long as those statements are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are:

  . potential marketplace or technology changes, rendering existing products and services obsolete,

  . changes in or the lack of anticipated changes in the regulatory environment in various countries, including potential legislation increasing our exposure to content distribution and intellectual property liability

  .  changes in customer purchasing policies and practices,

  . Globix's ability to recruit and retain sufficient and qualified personnel needed to staff our expanding operations,

  .  the ability of Globix to raise additional capital to finance expansion,

  . the sufficiency of existing cash and cash flow to complete our business plan and fund our working capital and debt service,

  . Globix's large existing debt obligations and history of operating losses,

  . the ability of Globix to integrate, operate and further expand and upgrade our network, and

  . the continued growth, use and improvement of the Internet, along with the risks inherent in new product and service introductions and the entry into new geographic markets.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The directors, executive officers, and other key employees of Globix, and their ages and positions as of November 30, 2000, are as follows:

 Name                     Age Position
 ----                     --- --------
 Marc H. Bell............  33 President, Chief Executive Officer and Chairman
 Robert B. Bell..........  61 Director of International Affairs and Director
 Alfred G. Binford.......  40 Senior Vice President, President--Network
                              Services Group
 Peter L. Herzig.........  38 Senior Vice President, Chief Operating Officer--
                               Application Services Group
 Marc Jaffe..............  33 Senior Vice President, Chief Operating Officer--
                              Field Operations
 Anthony L. Previte......  35 Senior Vice President, Chief Technology Officer
 Brian L. Reach..........  45 Senior Vice President, Chief Financial Officer
 Paul L. Bonnington......  41 Vice President, Marketing
 Shawn P. Brosnan........  38 Vice President and Corporate Controller
 Alan Patrick............  40 Vice President, Corporate Development
 Christopher D. Peckham..  35 Vice President, Information Technology
 Sheldon Reiter..........  58 Vice President, Real Estate
 Richard Rose............  54 Vice President, Business Development
 Lord Anthony St. John...  43 Vice President, Business Development, and
                              Director
 Daniel Utevsky..........  50 General Counsel, Assistant Secretary
 Martin Fox..............  63 Director
 Jack D. Furst...........  40 Director
 Michael J. Levitt.......  41 Director
 Sid Paterson............  58 Director
 Harshad Shah............  50 Director
 Tsuyoshi Shiraishi......  54 Director
 Dr. Richard Videbeck....  75 Director

   Marc H. Bell, has been the President and Chief Executive Officer since he founded Globix in 1989. He has appeared on numerous television broadcasts and has been quoted in several national publications regarding Internet-related topics. He has a Bachelor of Science degree in accounting from Babson College and an M.S. degree in real estate finance from New York University. Mr. Bell is the son of Robert B. Bell.

   Robert B. Bell, has served as Director of International Affairs of Globix since July 2000. Prior to that he served for more than five years as Executive Vice President of Globix. He also served as Chief Financial Officer from 1994 through September 1999. Mr. Bell is also the Managing Director of Globix's U.K. subsidiary. Mr. Bell spent three years at Coopers & Lybrand. Thereafter, he was a practicing attorney in New York City at the firm of Bell, Kalnick, Beckman, Klee and Green, which Mr. Bell founded in the early 1970s, and specialized in taxation, investments and international real estate joint ventures. He is the author of Joint Ventures in Real Estate published by John Wiley & Sons. Prior to 1994, Mr. Bell was for many years an Adjunct Professor at New York University. He has a Bachelor of Science degree from New York University and a J.D. degree from the University of California at Berkeley. Mr. Bell is the father of Marc H. Bell.

   Alfred G. Binford, Senior Vice President and President-Network Services Group, joined Globix in October 2000. Prior to joining Globix, Mr. Binford was Senior Vice President of Broadcast services of its Real Broadcast Network Division of RealNetworks Inc. from April 2000 to September 2000 Mr. Binford also served as Senior Vice President and Chief Marketing Officer of Intermedia Communications, the parent of Digex Corporation from March 1999 to April 2000. Prior to that he was President and Chief Executive Officer of Verizon Long Distance where he was employed since September 1994.

   Peter L. Herzig, Senior Vice President and Chief Operating Officer-Application Services Group, joined Globix in October 2000. Prior to joining Globix, Mr. Herzig was Executive Vice President and Chief Financial Officer at iWon.com, from March 2000 to October 2000, where his responsibilities included managing iWon's relationship with Globix. Previously, Mr. Herzig was a Senior Managing Director and Head of Global Capital Markets Services for Bear, Stearns & Co., from 1998 to March 2000 where he provided strategic capital-structure advisory services to a broad spectrum of domestic and international clients, including many new media technology companies experiencing growth with the expansion of the Internet. Prior to that he was employed by Goldman Sachs since 1989.

   Marc Jaffe, Senior Vice President, Chief Operating Officer--Field Operations, joined Globix in January 1995. Prior to joining Globix, Mr. Jaffe was a department manager at Sid Paterson Advertising Inc. in New York City, which he joined in 1989. Mr. Jaffe graduated from Colgate University, where he received a Bachelor of Arts degree.

   Anthony L. Previte, Senior Vice President, Chief Technology Officer, joined Globix in October 1998. From July 1991 to October 1998, Mr. Previte was the Vice President, Special Projects for Emcor Group, Inc., a publicly traded electrical and mechanical engineering and construction firm. While at Emcor Group, Mr. Previte was involved in the design and construction of over one million square feet of secure data center facilities for companies such as Prudential Securities, Morgan Stanley and Nomura Securities. Mr. Previte has a degree in aerospace engineering from Polytechnic Institute of New York.

   Brian L. Reach, Senior Vice President, Chief Financial Officer, joined Globix in September 1999. From May 1997 to August 1999, Mr. Reach was the Chief Financial Officer of IPC Communications, a provider of integrated telecommunications equipment and services to the financial industry. During his tenure at IPC, Mr. Reach successfully guided IPC through its leveraged recapitalization and financially restructured IPC enabling it to invest in strategic acquisitions and next generation technologies. Prior to IPC, Mr. Reach was the Chief Financial Officer of Celadon Group, Inc. and Cantel Industries, Inc. Mr. Reach is a certified public accountant and received his Bachelor of Science degree in accounting from the University of Scranton.

   Paul L. Bonnington, Vice President, Marketing, joined Globix in May 1999. From August 1994 to February 1999, Mr. Bonington was an executive with Mecklermedia Corporation, a producer of Internet publications, trade shows and web sites. In 1998, he was named Mecklermedia's Senior Vice President of Strategic Planning and Marketing. From 1994 to 1997, Mr. Bonington headed Mecklermedia's print division as publisher of Internet World magazine, and later as Senior Vice President/Group Publisher following the launch of Web Week, Web Developer and Internet Shopper magazines. Mr. Bonington has a Bachelor of Science degree in business economics from the State University of New York, Oneonta.

   Shawn P. Brosnan, Vice President and Corporate Controller, joined Globix in November 1999. Prior to joining Globix, Mr. Brosnan spent over 15 years with Ernst & Young, one of the leading professional services organizations worldwide. During his tenure at Ernst & Young, he was a business advisor with extensive experience in the areas of accounting, finance, financial reporting, mergers and acquisitions and process improvement. Mr. Brosnan is a certified public accountant and received his Bachelor of Science degree in accounting from Providence College.

   Alan Patrick, Vice President, Corporate Development, joined Globix in May 2000. Prior to joining Globix, Mr. Patrick was head of Strategy & Business Development for Hosting & ASP at British Telecom, Plc since November 1996. Prior to that he was a consultant with McKinsey & Co since 1994. Mr. Patrick holds a BS and MS in Engineering from the University of the Witwatersrand in South Africa.

   Christopher D. Peckham, Vice President, Information Technology, rejoined Globix in February 1999. From August 1997 to February 1999, Mr. Peckham was Manager of Network Engineering for ICON, a national Internet service provider. From August 1995 through August 1997, Mr. Peckham served as Senior Systems and Networking Administrator for Globix. From May 1995 through August 1995, he held the position of Director of Technology for the Interactive Media Division of Database America. Mr. Peckham has Doctoral, Master and Bachelor of Science degrees in electrical engineering from the New Jersey Institute of Technology.

   Sheldon Reiter, Vice President, Real Estate, joined Globix in May 2000. Prior to joining Globix, Mr. Reiter was a practicing corporate and real estate attorney for 32 years, specializing in construction, development and financing of real property. He was a partner in Bell, Kalnick, Beckman, Klee & Green and its successor firm. In addition, Mr. Reiter was a real estate developer of shopping centers, office buildings and hotels. Mr. Reiter was admitted to the New York Bar in 1967. He received his Bachelor's degree from New York University and a Juris Doctor degree from Brooklyn Law School.

   Richard Rose, Vice President, Business Development, joined Globix in May 2000. Prior to joining Globix, Mr. Rose was with British Telecom Plc (BT) from September 1995, working as a General Manager in BT's Outsourcing and Customized Solutions Division, where he led the successful negotiation and implementation to run the largest telecommunications outsourced contract in Europe. In May 1997, he joined the International M&A Development Group where he was responsible for managing a number of European fixed line and Internet and Multimedia transactions. He has a Masters Degree in Mathematics from London University.

   Anthony St. John, Lord St. John of Bletso, Vice President, Business Development has been a director of Globix since October 1997. In September 1999, Lord St. John became Globix's Vice President, Business Development. Since 1978, Lord St. John has served as a sitting member of the House of Lords of the Parliament of the United Kingdom and an Extra Lord-in-Waiting to Her Majesty the Queen. He is also a member of The House of Lords' European Union Sub-Committee on Economic and Financial Affairs, Trade and External Relations. Since 1993, he has served as a consultant to Merrill Lynch and is a Registered Representative of the London Stock Exchange. Lord St. John is also a director of Globix's U.K. subsidiary and serves as its Director of Business Development. He received his Bachelor of Arts and Bachelor of Science degrees from Capetown University and Bachelor of Laws from the University of South Africa and a Masters of Law from the London School of Economics.

   Daniel Utevsky, General Counsel, joined Globix in December 1999. From July 1993 to November 1999, Mr. Utevsky was Vice President, General Counsel and Corporate Secretary of IPC Communications, a provider of integrated telecommunications equipment and services to the financial industry. Mr. Utevsky was admitted to the New York bar in 1984. He received his Bachelor of Business Administration degree in economics from the University of Memphis and a Juris Doctor degree from Benjamin N. Cardozo School of Law.

   Martin Fox, has been a director of Globix since October 1995. Mr. Fox has been, for more than five years, the President, Chief Executive Officer, and a director of Initio, Inc., a publicly owned company, which has been an electronic commerce and catalogue specialty retailer of consumer products.

   Jack D. Furst, has been a director of Globix since December 1999. Mr. Furst has been a partner of Hicks, Muse, Tate & Furst Incorporated since 1989. Mr. Furst serves as a director of American Tower Corporation, Cooperative Computing, Inc., Hedstrom Holdings, Inc., Home Interiors & Gifts, Inc., International Wire Group, Inc., LLS Corp., Triton Energy Limited and Viasystems, Inc. Mr. Furst received his B.S. degree from the College of Business Administration at Arizona State University and his M.B.A. from the Graduate School of Business at the University of Texas.

   Michael J. Levitt, has been a director of Globix since December 1999. Mr. Levitt has been a partner of Hicks, Muse, Tate & Furst Incorporated since 1996. From 1993 through 1995, Mr. Levitt was a Managing Director and Deputy Head of Investment Banking with Smith Barney Inc. Mr. Levitt serves as a director of AMFM Inc., Awards.com, El Sitio, Inc., G.H. Mumm/Perrier/Jouet, Grupo MVS, S.A. de C.V., Ibero-American Media Partners II Ltd., International Home Foods, Inc., Regal Cinemas, Inc., RCN Corporation and STC Broadcasting, Inc. Mr. Levitt attended the University of Michigan, from which he received his B.B.A. and J.D.

   Sid Paterson, has been a director of Globix since February 1998. He has been President and Chief Executive Officer of Sid Paterson Advertising Inc. for more than five years.

   Harshad Shah, has been a director of Globix since April 2000. Mr. Shah has been involved in real estate investment and development since 1982. Mr. Shah has been President of Leyland Equities Corp. since December 1995. From 1982 to 1985, Mr. Shah was President of Crescent Equities, Inc. From 1970 to 1982 he was a Vice President of Manufacturers Hanover Trust Company (now Chase Manhattan Bank). Mr. Shah attended the Elphinstone College in Bombay, India where he received a B.A. in Economics and the Indian Institute of Management where he received a Masters Degree in Business Administration.

   Tsuyoshi Shiraishi, has been a director of Globix since July 1994. Mr. Shiraishi has been the Chairman of Century World PTE Ltd., an investment consulting firm, and the Managing Director of Harpoon Holdings Ltd., a British Virgin Islands holding company, since 1992. From 1990 to 1994, he was the Director of Marketing & Investment for Kajima Overseas Asia PTE Ltd., a subsidiary of Kajima Corporation, an international construction company. In addition, since 1990, Mr. Shiraishi has been Vice Chairman of Century International Hotels, which operates and manages 21 hotels in the Pacific Rim.

   Dr. Richard Videbeck, has been a director of Globix since October 1995. Since 1983, Dr. Videbeck has been an independent consultant in consumer risk analysis, particularly for retailers and banks. From 1974 until 1986, he was a Professor of Sociology at the University of Illinois at Chicago. From 1974 until 1977, Dr. Videbeck was the Dean of the Doctor of Arts Program of the Graduate College of the University of Illinois at Chicago.

   The Securities and Exchange Commission (the "SEC") has adopted rules relating to the obligation of directors, certain officers and five percent shareholders to file beneficial ownership reports under Section 16 (A) of the Securities Exchange Act of 1934. One such rule requires disclosure by the Registrant of filings which, under the SEC's rules, are not deemed to be timely. During its review with respect to fiscal 2000, Globix determined that certain directors (Messrs. Fox, Paterson, Shiraishi, St. John and Videbeck) did not file all such reports on a timely basis.

Item 11. Executive Compensation

   The following Summary Compensation Table sets forth the compensation for the years ended September 30, 2000, 1999 and 1998 for Globix's Chief Executive Officer and its three most highly compensated executive officers (other than the Chief Executive Officer) and a former executive officer whose cash compensation exceeded $100,000 in the year ended September 30, 2000 (collectively referred to as the named executive officers):

                           Summary Compensation Table

                                                                    Long-Term
                                                                   Compensation
                                      Annual Compensation             Awards
                             -------------------------------------  Securities
                                                    Other Annual    Underlying
Name and Position       Year Salary ($) Bonus ($) Compensation ($) Options (#)
-----------------       ---- ---------- --------- ---------------- ------------
Marc H. Bell........... 2000  367,500    831,125        --                --
 President and Chief
  Executive Officer     1999  350,000    331,875        --          4,788,244
                        1998  250,000        --         --            846,000

Robert B. Bell ........ 2000  275,000        --         --             50,000
 Former Executive Vice
  President             1999  240,625        --         --                --
                        1998  151,042        --         --            120,000

Marc Jaffe ............ 2000  250,000        --         --                --
 Senior Vice President,
  Chief Operating
  Officer               1999  215,685        --         --            480,000
                        1998  133,250        --         --            200,000

Anthony L. Previte .... 2000  200,000        --         --                --
 Senior Vice President,
  Chief Technology
  Officer               1999  141,585        --         --            400,000
                        1998      --         --         --                --

Brian L. Reach ........ 2000  250,000     50,000        --                --
 Senior Vice President,
  Chief Financial
  Officer               1999   20,000        --         --            400,000

   Effective July 2000, Mr. Robert B. Bell became Director of International Affairs and ceased to be an executive officer of Globix.

   Mr. Reach joined Globix on September 1, 1999.

Option Grants in Last Fiscal Year


   The following table summarizes options granted during the year ended September 30, 2000 to the named executive officers:

                                      Individual Grants               Potential Realizable
                                    ----------------------              Value at Assumed
                         Number of   % of Total                       Annual Rates of Stock
                         Securities   Options                          Price Appreciation
                         Underlying  Granted to                        for Option Term ($)
                          Options   Employees in Exercise  Expiration ----------------------
Name                      Granted   Fiscal Year  Price ($)    Date        5%        10%
----                     ---------- ------------ --------- ---------- ---------- -----------
Marc H. Bell............      --        --           --         --           --         --
Robert B. Bell..........   40,000       2.1         8.86    11/1/09      577,280    919,222
                           10,000       0.5        29.19     4/4/10      475,474    757,113
Marc Jaffe..............      --        --           --         --           --         --
Brian L. Reach..........      --        --           --         --           --         --
Anthony L. Previte......      --        --           --         --           --         --

   The options on the preceding table have been granted pursuant to Globix's 2000 and 1999 Stock Option Plans and vest on the first anniversary of the date of the grant. During the year ended September 30, 2000, Globix granted employees options to purchase 1,863,550 shares of common stock under the 1998, and 1999, and 2000 Stock Option Plans.

   The amounts shown as potential realizable value represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent Globix's estimate or projection of Globix's future common stock prices. These amounts represent certain assumed rates of appreciation in the value of Globix's common stock from the fair market value on the date of grant. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock. The amounts reflected in the table may not necessarily be achieved.

Option Exercises and Fiscal Year-End Option Values

   The following named executive officers exercised options during the fiscal year ended September 30, 2000:

   Mr. Robert B. Bell, exercised options to purchase 480,000 shares at prices ranging from $18.88 to $26.53 per share which resulted in realized value of $10,446,182.

   Mr. Marc Jaffe, exercised options to purchase 180,000 shares at prices ranging from $9.99 to $55.81 per share which resulted in realized value of $3,366,771.

   The following table shows the number of shares covered by both exercisable and unexercisable stock options held by the named executive officers as of the year ended September 30, 2000, and the values for exercisable and unexercisable options. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price. This calculation is based on the fair market value at September 30, 2000 of $23.38 per share, less the exercise price.

                         Fiscal Year-End Option Values

                                     Number of           Value of Unexercised
                               Securities Underlying    In-the-Money Options at
                              Unexercised Options at      September 30, 2000
                                September 30, 2000                ($)
                             ------------------------- -------------------------
Name                         Exercisable Unexercisable Exercisable Unexercisable
----                         ----------- ------------- ----------- -------------
Marc H. Bell................  5,467,444     166,800    87,705,242    3,600,712
Robert B. Bell..............        --       50,000           --       522,450
Marc Jaffe..................    116,000     504,000     1,534,812    2,655,000
Anthony L. Previte..........     80,000     320,000       987,399      655,597
Brian L. Reach..............     80,000     320,000       914,960    3,659,840

Employment Agreements

   Marc H. Bell. Effective June 1, 1998, Globix entered into a seven year employment agreement with Mr. Marc H. Bell. Under this agreement his base salary for fiscal year 2000 was $367,500, which increases annually at the rate of five percent. In addition, Mr. Bell receives an annual bonus equal to ten thousand times the increase, if any, of the market price per share of Globix's common stock on each June 30 over the highest per share market price of Globix's common stock on any preceding July 1 during the term of the agreement. During the years ended September 30, 2000 and 1999 Mr. Bell received bonuses of approximately $853,125, and $331,875, respectively under this provision of the employment agreement. The employment agreement also provides that he may require Globix to lend him up to a total of $155,000. Any loan taken thereunder will mature five years after the date made and bear interest at the rate of eight percent per annum. However, the interest accruing during the first two years is not payable until the end of such two-year period. At September 30, 2000 and 1999, Mr. Bell had no outstanding borrowings under such loan arrangement.

   Pursuant to the terms of the employment agreement, as amended, Mr. Bell is also entitled to stock option grants to purchase shares of common stock. The term of such option is ten years from the date of grant. During the years ended September 30, 2000, 1999 and 1998 Mr. Bell was granted options to purchase shares of common stock totaling 0, 4,096,580 and 691,664, respectively, under this agreement.

   Robert B. Bell. Globix and Robert B. Bell are parties to an employment agreement, dated as of July 21, 1999, which expires on March 31, 2002. The employment agreement provides for a base salary of $275,000 per year, increasing annually at the rate of 5.0% per year starting October 1, 2000.

   Pursuant to the terms of the employment agreement, Globix has established a deferred compensation plan in the form of an irrevocable trust which Globix funds to the extent of $250,000 for each fiscal quarter commencing with the quarter ended March 31, 1999, until the total amount held in the trust reaches $3.0 million. The employment agreement provides that if the agreement terminates for any reason or there is a change of control, Globix shall, within five business days thereafter, contribute to the trust the difference between the amount held by the trust on the date of the termination or change of control and $3.0 million, if any. Upon the termination of the employment agreement, Mr. Bell will be entitled to receive payments of $20,000 per month from the trust, subject to annual increases for cost of living adjustments. Upon Mr. Bell's death, the payments from the trust shall be reduced by fifty percent and this reduced amount shall be paid to Mr. Bell's designee for a period of two years.

   Pursuant to the employment agreement, in the event of a change of control during the term of the employment agreement, Mr. Bell shall have the right to terminate the employment agreement at any time after the change of control. Upon any termination of the employment agreement prior to May 31, 2002 but after a change of control, Mr. Bell shall be entitled to receive a payment equal to 2.99 times his annual compensation, including bonuses, if any, during the one year preceding the date of termination. In addition, upon a change of control, Mr. Bell shall have the right, exercisable within six months after the change of control, to require Globix to purchase all or a portion of his options to acquire shares in Globix at a price equal to the greater of the then fair market value of Globix's common stock or $12.50 per share less the exercise price under such options.

   Alfred G. Binford. Mr. Binford accepted employment with Globix pursuant to the terms of an employment offer letter dated August 31, 2000. The terms of the employment offer letter provide for a signing bonus of $60,000, a base salary of $225,000 per year and an annual performance bonus of up to $113,000, based upon mutually agreed criteria, payable after each fiscal year-end. In addition, Mr. Binford is entitled to receive stock options. In October 2000, Mr. Binford received stock options to purchase 100,000 shares of common stock at an exercise price of $23.31 per share, which vest ratably over five years. Globix has assured Mr. Binford a pre-tax in-the-money value of at least $2,000,000 for his exercisable stock options on or before the second anniversary of the grant date, provided that Mr. Binford's employment with Globix has not been terminated prior to such date by Globix for cause or by Mr. Binford for any reason. In the event of a shortfall, Globix, at its option, may pay the difference in cash or its common stock.

Directors Compensation

   Each non-employee director of Globix, who does not beneficially own more than 5% of Globix's outstanding common stock, is granted upon election or re-election at the annual meeting of stockholders, options to purchase 10,000 shares of common stock. These options are exercisable in full beginning 12 months after the date of grant, have a ten-year term, and are exercisable at fair market value on the date of the grant. Effective April 4, 2000, Globix implemented a cash compensation program pursuant to which its directors who are not also officers of or employed by Globix or any of its majority-owned subsidiaries, will receive fees of

$2,000 for personal attendance or $500 for telephonic attendance at board meeting and $1,250 for personal attendance or $250 for telephonic attendance at committee meetings. In addition, at the discretion of the Board of Directors, directors may be reimbursed for reasonable travel expenses in attending Board and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding the beneficial ownership of Globix common stock as of December 18, 2000:

  . each person or entity who is known by Globix to own beneficially 5% or more of the outstanding shares of common stock;

  .  each named executive officer as of December 18, 2000;

  .  each director; and

  .  all named executive officers and directors of Globix as a group.

   The applicable percentage of ownership is based on 37,333,000 shares outstanding on December 18, 2000. Unless otherwise indicated, the address for those listed below is c/o Globix Corporation, 139 Centre St., New York, NY 10013.

Named Executive Officers, Director sand 5%          Number of Shares  Percent
Stockholders:                                      Beneficially Owned of Class
------------------------------------------         ------------------ --------
Marc H. Bell......................................     5,680,245        13.3
Robert B. Bell....................................        40,000           *
Marc Jaffe........................................       192,404           *
Anthony L. Previte................................        84,800           *
Brian L. Reach....................................        90,000           *
Lord Anthony St. John.............................        84,000           *
 7 Cadogan Gardens
 London SW32RE
Martin Fox........................................        90,000           *
 10 Henry Street
 Teterboro, NJ 07608
Jack D. Furst.....................................        40,000           *
 200 Crescent Court
 Dallas, Texas 75201
Michael J. Levitt.................................        40,000           *
 200 Crescent Court
 Dallas, Texas 75201
Sid Paterson......................................       125,000           *
 99 Madison Avenue
 New York, NY 10016
Tsuyoshi Shiraishi................................       252,500           *
 Harpoon Holdings, Ltd.
 2 Handy Road,
 #11-09 Cathay Building,
 Singapore 229233
Dr. Richard Videbeck..............................        74,200           *
 3249 East Angler's Stream
 Avon Park, FL 33825

Named Executive Officers, Director sand 5%          Number of Shares  Percent
Stockholders:                                      Beneficially Owned of Class
------------------------------------------         ------------------ --------
Harshad Shah......................................           300           *
 145 East 48th Street
 New York, New York 10017
Thomas O. Hicks...................................     8,000,000        17.6
 200 Crescent Court
 Dallas, Texas 75201
HM4 Globix Qualified Fund, LLC....................     7,264,400        16.3
 200 Crescent Court
 Dallas, Texas 75201
HMTF Equity Fund IV (1999), L.P...................     7,264,400        16.3
 200 Crescent Court
 Dallas, Texas 75201
HM4/GP (1999) Partners, L.P.......................     7,315,900        16.4
 200 Crescent Court
 Dallas, Texas 75201
Hicks, Muse GP (1999) Partners IV, L.P............     7,613,200        16.9
 200 Crescent Court
 Dallas, Texas 75201
Hicks, Muse (1999) Fund IV, LLC...................     7,613,200        16.9
 200 Crescent Court
 Dallas, Texas 75201
Firsthand Capital Management, Inc.................     3,641,500         9.8
Kevin Michael Landis
 125 South Market
 San Jose, California 95113
Janus Capital Corporation.........................     4,558,000        12.2
 100 Fillmore Street
 Denver, CO 80206-4923
All executive officers and directors as a Group
 (13 persons).....................................     6,580,949        15.1

--------
*  Less than 1%

   Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days.

   The amount shown for Marc H. Bell includes 301 shares owned directly and 5,467,444 stock options to purchase shares exercisable within 60 days. The amount shown also includes 212,500 shares owned by Harpoon Holdings, Ltd., an entity controlled by Mr. Shiraishi, a director of Globix. Harpoon's shares are subject to an Irrevocable Proxy entered into between Harpoon and Marc H. Bell, dated as of October 1, 1995, pursuant to which Mr. Bell has the sole right to vote such shares with respect to the election of Globix's directors.

   The amount shown for Robert B. Bell includes 40,000 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Jaffe includes 116,000 stock options to purchase shares exercisable within 60 days and 666 shares owned by Mr. Jaffe's minor child to which Mr. Jaffe disclaims beneficial ownership.

   The amount shown for Mr. Previte includes 84,800 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Reach includes 80,000 stock options to purchase shares exercisable within 60 days.

   The amount shown for Lord St. John includes 72,000 stock options to purchase shares exercisable within 60 days and 12,000 shares held in trust for the benefit of Lord St. John's wife and children, to which trust Lord St. John disclaims beneficial ownership.

   The amount shown for Mr. Fox includes 40,000 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Furst includes 40,000 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Levitt includes 40,000 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Paterson includes 90,000 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Shiraishi includes 40,000 stock options to purchase shares exercisable within 60 days and 212,500 shares held through a controlled entity, Harpoon Holdings, Ltd., for which Marc H. Bell also holds an irrevocable proxy.

   The amount shown for Dr. Videbeck includes 40,000 stock options to purchase shares exercisable within 60 days.

   The amounts shown for Thomas O. Hicks, HM4 Globix Qualified Fund, LLC, HMTF Equity Fund IV (1999), L.P., HM4/GP (1999) Partners, L.P., Hicks, Muse GP
(1999) Partners IV, L.P., and Hicks, Muse (1999) Fund IV, LLC are based upon Form 4s filed by those persons on July 10, 2000. The amounts shown assume conversion to common stock of all Series A 7.5% Convertible Preferred Stock beneficially owned by such entities. The shares shown are subject to shared voting and investment power.

   Messrs. Furst and Levitt, each a director of Globix, were appointed to the Board of Directors on behalf of the holders of the Series A 7.5% Convertible Preferred Stock.

   The amount shown for Firsthand Capital Management, Inc. and Kevin Michael Landis are based on a Schedule 13G jointly filed by such persons on December 4, 2000.

   The amount shown for Janus Capital Corporation is based upon public filings and correspondence received by the registrant from Janus.

   The amount shown for all executive officers and directors as a group, include 6,580,949 stock options to purchase shares exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

   See "Employment Contracts" above for a description of certain loans Globix had made to Marc H. Bell.

   A company owned by a family member of Harshad Shah, a director of Globix since April 4, 2000, holds a promissory note from Globix in the amount of $2.6 million, carrying an interest rate of 7% that arose from Globix's acquisition of 139 Centre Street. Interest payments totaled approximately $45,000 and $181,000 in Fiscal 1999 and 2000, respectively.

   See "Liquidity and Capital Resources" section of the Management Discussion and Analysis above for a description of certain fees paid to Hicks, Muse, Tate & Furst Incorporated.

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K

   (a) Exhibits. See index of exhibits annexed hereto.

   (b) Reports on Form 8-K. None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Globix Corporation

                                                    /s/ Marc H. Bell
                                          By: _________________________________
                                                  Marc H. Bell, President,
                                                Chief Executive Officer and
                                                          Chairman
Date: December 22, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Marc H. Bell              President, Chief Executive  December 22, 2000
______________________________________  Officer and Chairman
             Marc H. Bell

       /s/ Brian L. Reach              Senior Vice President and   December 22, 2000
______________________________________  Chief Financial Officer
            Brian L. Reach

       /s/ Shawn P. Brosnan            Vice President, Corporate   December 22, 2000
______________________________________  Controller and Chief
           Shawn P. Brosnan             Accounting Officer

        /s/ Robert B. Bell             Director of International   December 22, 2000
______________________________________  Affairs and Director
            Robert B. Bell

                                       Vice President, Business    December 22, 2000
______________________________________  Development and Director
           Anthony St. John

          /s/ Martin Fox               Director                    December 22, 2000
______________________________________
              Martin Fox

          /s/ Jack Furst               Director                    December 22, 2000
______________________________________
              Jack Furst

        /s/ Michael Levitt             Director                    December 22, 2000
______________________________________
            Michael Levitt

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Sid Paterson              Director                    December 22, 2000
______________________________________
             Sid Paterson

         /s/ Harshad Shah              Director                    December 22, 2000
______________________________________
             Harshad Shah

      /s/ Tsuyoshi Shiraishi           Director                    December 22, 2000
______________________________________
          Tsuyoshi Shiraishi

       /s/ Richard Videbeck            Director                    December 22, 2000
______________________________________
           Richard Videbeck

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................. F-2
Consolidated Balance Sheets--As of September 30, 2000 and September 30,
 1999..................................................................... F-3
Consolidated Statements of Operations--For the years ended September 30,
 2000, September 30, 1999 and September 30, 1998.......................... F-4
Consolidated Statements of Changes in Stockholders' (Deficit) Equity--For
 the years ended September 30, 2000, September 30, 1999 and September 30,
 1998..................................................................... F-5
Consolidated Statements of Cash Flows--For the years ended September 30,
 2000, September 30, 1999 and September 30, 1998.......................... F-6
Notes to Consolidated Financial Statements................................ F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of
 Directors of Globix Corporation:

   We have audited the accompanying consolidated balance sheets of Globix Corporation (a Delaware corporation) and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globix Corporation and Subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

New York, New York
November 14, 2000

                      GLOBIX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (All Dollars in Thousands, Except Share and Per Share Data)

                                                             September 30,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
Assets
Current assets:
  Cash and cash equivalents............................... $ 363,877  $101,471
  Short-term investments..................................     9,948       --
  Marketable securities...................................     4,685     9,941
  Accounts receivable, net of allowance for doubtful
   accounts of $4,072 and $707, respectively..............    21,403     7,798
  Inventories.............................................        38     1,282
  Prepaid expenses and other current assets...............     4,403     2,649
  Restricted cash.........................................     7,093     8,848
                                                           ---------  --------
    Total current assets..................................   411,447   131,989
Investments, restricted...................................    36,085    36,191
Property, plant and equipment, net........................   248,424   122,653
Debt issuance costs, net of accumulated amortization of
 $719 and $1,030, respectively............................    20,217     5,583
Goodwill, net of accumulated amortization of $197 in
 2000.....................................................     6,650       --
Other assets..............................................     6,768     6,102
                                                           ---------  --------
    Total assets.......................................... $ 729,591  $302,518
                                                           =========  ========
Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
  Capital Lease and other obligations..................... $   2,173  $  2,088
  Accounts payable........................................    16,964    10,439
  Accrued liabilities.....................................    13,669     9,579
  Accrued interest........................................    12,502     8,667
                                                           ---------  --------
    Total current liabilities.............................    45,308    30,773
Capital Lease obligations, net of current portion.........     1,135     2,896
Mortgage Payable..........................................    20,674       --
Senior Notes, net of unamortized discount of $1,891 in
 1999.....................................................   600,000   158,109
Other long term liabilities...............................     4,462     4,335
                                                           ---------  --------
    Total liabilities.....................................   671,579   196,113
Redeemable convertible preferred stock....................    76,042       --
Stockholders' (Deficit) Equity:
Common stock, $.01 par value; 500,000,000 and 75,000,000
 shares authorized; 37,307,315 and 33,300,020 shares
 issued and outstanding, respectively.....................       373       333
Additional paid-in capital................................   165,890   155,423
Accumulated other comprehensive income....................     1,784    10,279
Accumulated deficit.......................................  (186,077)  (59,630)
                                                           ---------  --------
    Total stockholders' (deficit) equity..................   (18,030)  106,405
                                                           ---------  --------
  Total liabilities and stockholders' (deficit) equity.... $ 729,591  $302,518
                                                           =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (All Dollars in Thousands, Except Share and Per Share Data)

                                               Year ended September 30,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
Revenue.................................  $    81,287  $    33,817  $    20,595
Operating costs and expense:
  Cost of revenue.......................       42,513       22,184       13,322
  Selling, general and administrative...       98,113       36,495       10,696
  Depreciation and amortization.........       18,228        6,329        1,310
                                          -----------  -----------  -----------
Total operating costs and expenses......      158,854       65,008       25,328
                                          -----------  -----------  -----------
Loss from operations....................      (77,567)     (31,191)      (4,733)
  Interest and financing expense........      (57,831)     (18,386)      (8,376)
  Interest income.......................       24,749        6,192        1,953
  Other Income, net.....................        1,779          --           --
                                          -----------  -----------  -----------
Loss before extraordinary item..........     (108,870)     (43,385)     (11,156)
  Extraordinary loss on early
   extinguishment of debt...............      (17,577)         --           --
                                          -----------  -----------  -----------
Net loss................................     (126,447)     (43,385)     (11,156)
  Dividends and accretion on preferred
   stock................................       (5,768)         --           --
                                          -----------  -----------  -----------
Net loss attributable to common stock-
 holders'...............................  $  (132,215) $   (43,385) $   (11,156)
                                          ===========  ===========  ===========
Basic and diluted loss per share
 attributable to common stockholders'
 before extraordinary loss..............  $     (3.23) $     (1.73) $     (0.77)
Extraordinary loss per share............        (0.50)         --           --
                                          -----------  -----------  -----------
Basic and diluted net loss per share
 attributable to common stockholders'...  $     (3.73) $     (1.73) $     (0.77)
                                          ===========  ===========  ===========
Weighted average common shares outstand-
 ing--basic and diluted.................   35,484,040   25,116,800   14,503,176
                                          ===========  ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
          (All Dollars in Thousands, Except Share and Per Share Data)

                            Common Stock
                          -----------------
                                                        Accumulated                  Total
                                            Additional     Other                 Stockholders'
                                             Paid-in   Comprehensive Accumulated   (Deficit)
                            Shares   Amount  Capital      Income       Deficit      Equity
                          ---------- ------ ---------- ------------- ----------- -------------
Balance, October 1,
 1997...................  13,793,800  $138   $  9,965     $  --       $  (5,089)   $   5,014
Warrants issued in
 connection with senior
 note offering..........         --    --       2,253        --             --         2,253
Issuance of common stock
 upon exercise of
 options and warrants,
 net....................   2,766,664    28      4,904        --             --         4,932
Comprehensive Income
 (Loss):
  Net loss..............         --    --         --         --         (11,156)         --
  Unrealized holding
   gains................         --    --         --       1,676            --           --
Total Comprehensive
 Loss...................         --    --         --         --             --        (9,480)
                          ----------  ----   --------     ------      ---------    ---------
Balance, September 30,
 1998...................  16,560,464   166     17,122      1,676        (16,245)       2,719
Issuance of common stock
 in conjunction with
 public offering, net of
 offering costs of
 $11,915................  16,000,000   160    136,458        --             --       136,618
Issuance of common stock
 upon exercise of
 options and warrants,
 net....................     739,556     7      1,843        --             --         1,850
Comprehensive Income
 (Loss):
  Net loss..............         --    --         --         --         (43,385)         --
  Unrealized holding
   gains................         --    --         --       8,523            --           --
  Foreign Currency
   translation
   adjustment...........         --    --         --          80            --           --
Total Comprehensive
 Loss...................         --    --         --         --             --       (34,782)
                          ----------  ----   --------     ------      ---------    ---------
Balance, September 30,
 1999...................  33,300,020   333    155,423     10,279        (59,630)     106,405
Issuance of common stock
 in conjunction with
 acquisition............     241,236     2      6,180        --             --         6,182
Issuance of common stock
 upon exercise of
 options and warrants,
 net....................   3,766,059    38     10,055        --             --        10,093
Dividends and accretion
 on preferred stock.....         --    --      (5,768)       --             --        (5,768)
Comprehensive Income
 (Loss):
  Net loss..............         --    --         --         --        (126,447)         --
  Unrealized holding
   losses...............         --    --         --      (5,763)           --           --
  Foreign Currency
   translation
   adjustment...........         --    --         --      (2,732)           --           --
Total Comprehensive
 Loss...................         --    --         --         --             --      (134,942)
                          ----------  ----   --------     ------      ---------    ---------
Balance, September 30,
 2000...................  37,307,315  $373   $165,890     $1,784      $(186,077)   $ (18,030)
                          ==========  ====   ========     ======      =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          (All Dollars in Thousands, Except Share and Per Share Data)

                                                  Year ended September 30,
                                                 -----------------------------
                                                   2000       1999      1998
                                                 ---------  --------  --------
Cash flows from operating activities
Net loss.......................................  $(126,447) $(43,385) $(11,156)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
Depreciation and amortization..................     18,228     6,329     1,310
Amortization of debt discount and issuance
 costs.........................................      1,022       849       538
Extraordinary loss on early extinguishment of
 debt..........................................     17,577       --        --
Gain on sale of short term investments.........     (1,238)      --        --
Gain on sale of marketable securities..........       (601)      --        --
Changes in operating assets and liabilities:
Accounts receivable, net.......................    (13,221)   (2,937)   (1,602)
Inventories....................................      1,244      (890)       96
Prepaid expenses and other current assets......     (1,471)     (950)   (1,571)
Other assets...................................        366      (766)     (207)
Accounts payable...............................     (1,270)    3,911     4,175
Accrued liabilities............................      7,827       904      (278)
Accrued interest...............................      3,539       --      8,667
Other..........................................        127        38       143
                                                 ---------  --------  --------
Net cash provided by (used in) operating
 activities....................................    (94,318)  (36,897)      115
Cash flows from investing activities
Investment in restricted cash..................     (9,740)      --    (10,317)
Use of restricted cash and investments.........     17,374    22,269       --
Investment in marketable securities............        --        --    (12,962)
Investment in restricted cash and investments..    (15,262)   (6,247)  (49,838)
Proceeds from sale of marketable securities....      1,125    14,638       --
Investment in strategic investments............     (1,033)   (6,000)   (1,000)
Purchases of property, plant and equipment.....   (142,589)  (83,434)  (23,270)
Purchase of Comstar.net, Inc., net of cash
 acquired......................................        186       --        --
                                                 ---------  --------  --------
Net cash used in investing activities..........   (149,939)  (58,774)  (97,387)

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

                                                   Year ended September 30,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------  --------  --------
Cash flows from financing activities
Proceeds from 12.5% Senior Notes offering, net
 of offering expenses...........................  $ 580,000  $    --   $    --
Proceeds from issuance of preferred stock, net..     75,250       --        --
Proceeds from 13% Senior Notes offering, net of
 offering expenses..............................        --        --    153,392
Proceeds from issuance of common stock, net.....        --    136,618       --
Repayment of 13% Senior Notes...................   (170,400)
Payments of dividends on preferred stock........     (3,475)
Repayments of short term borrowings.............        --        --     (2,001)
Shareholder (Advance) Repayment.................        --        300      (155)
Proceeds from mortgage payable, net.............     20,064       --        --
Repayments of mortgage payable and capital lease
 obligations....................................     (2,137)   (3,179)     (424)
Proceeds from private placement.................        --        --        600
Proceeds from exercise of stock options and
 warrants, net..................................     10,093     1,850     4,932
                                                  ---------  --------  --------
Net cash provided by financing activities.......    509,395   135,589   156,344
Effects of exchange rate changes on cash and
 cash equivalents...............................     (2,732)       80       --
                                                  ---------  --------  --------
Net increase in cash and cash equivalents.......    262,406    39,998    59,072
Cash and cash equivalents, beginning of year....    101,471    61,473     2,401
                                                  ---------  --------  --------
Cash and cash equivalents, ending of year.......  $ 363,877  $101,471  $ 61,473
                                                  =========  ========  ========
Supplemental disclosure of cash flow information
Cash paid for interest..........................  $  55,260  $ 21,256  $    223
Cash paid for income taxes......................  $      72  $     38  $     51
Non-cash investing and financing activities:
Equipment acquired under capital lease
 obligations....................................  $     --   $  4,566  $  1,113
Capital expenditures included in accounts
 payable, accrued liabilities and other long
 term liabilities...............................  $   8,287  $ 10,110  $  6,702
Cumulative dividends and accretion on preferred
 stock..........................................  $   2,293  $    --   $    --
Warrants issued in connection with 13% Senior
 Notes..........................................  $     --   $    --   $  2,253
Acquisition of Subsidiary:
  Fair value of net assets acquired.............  $   9,833
  Liabilities assumed...........................     (3,441)
  Common stock issued...........................     (6,182)
                                                  ---------
  Net cash paid for acquisition.................        210
  Cash acquired in acquisition..................       (396)
                                                  ---------
  Net cash acquired in acquisition..............  $    (186)
                                                  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)

1. Organization and Significant Accounting Policies

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

   The Company is a leading full-service provider of sophisticated Internet solutions to businesses. The Company's solutions include secure and fault-tolerant Internet data centers, high performance network connectivity to the Internet, web hosting and support for complex Internet-based applications. These three major elements of the total Internet solution combine to provide customers with the ability to create, operate and scale their increasingly complex Internet operations in a cost efficient manner. Customers of Globix primarily use these products and services to maintain complex computer equipment in a secure fault-tolerant environment with connectivity to a high-speed, high-capacity, direct link to the Internet and support complex Internet applications. The Company currently offers its products and services from facilities in New York City, Santa Clara, California, Atlanta, Georgia, Washington, DC and London, England. The Company operates in two segments: the "Internet Division" and the "Server Sales and Integration Division". The Internet Division provides dedicated Internet access, hosting, co-location and application services, (such as electronic commerce, streaming media, network security and server administration and network monitoring). The Server Sales and Integration Division provides Internet-related hardware and software, systems and network integration.

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

 Revenue Recognition

   Revenue consists primarily of web hosting, co-location and dedicated Internet access fees, fees from systems and network integration, sales of systems administration and application services (such as streaming media, electronic commerce, network security and fees from instructor-led corporate training) and sales of third-party hardware and software.

   Monthly service revenue related to web hosting, co-location and Internet access is recognized over the period services are provided. Service and equipment installation revenue is recognized at completion of installation and upon commencement of service. Revenue derived from application services is recognized as the project progresses. Projects are generally completed within less than one year. Payments received in advance of providing services are deferred until the period such services are provided. Equipment sales and installation revenue is recognized when installation is completed.

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


 Cost of Revenue

   Cost of revenue in the Company's Internet Division consists primarily of telecommunications costs. For the Server Sales and Integration Division, the cost of revenues primarily consists of acquisition costs of third-party hardware and software.

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

 Investments

   Investments in marketable securities are reported at fair value. Unrealized gains and losses from those securities, which are classified as available-for-sale, are reported as "unrealized holding gains and losses" as a separate component of stockholders' equity. At September 30, 2000 marketable securities have a cost basis of approximately $1.5 million.

   Investments in non-marketable securities with less than twenty percent ownership interest are accounted for under the cost method and are included in other assets in the consolidated balance sheets.

 Inventories

   Inventories consist of computer hardware and software, parts and related items. Inventories are carried at the lower of cost or market determined by the first-in, first-out method.

 Property, Plant and Equipment

   Property, plant and equipment are stated at cost, less accumulated depreciation or amortization computed on the straight-line method. Buildings and building improvements are depreciated over their estimated useful life of up to forty years. Computer hardware and software, network equipment and furniture and equipment are depreciated over their estimated useful lives, ranging from three to seven years. Leasehold improvements are amortized over the term of the lease or life of the asset, whichever is shorter.

 Goodwill and Unaudited Proforma Results of Operations

   On August 30, 2000, the Company acquired all the outstanding shares of Comstar.net, Inc., a Georgia Corporation, for a purchase price of approximately $6.9 million (including transaction costs) in stock and cash. In connection with the acquisition, the Company assumed liabilities of approximately $3.4 million and acquired assets of approximately $9.8 million. The acquisition was recorded under the purchase method of accounting. Results of operations for the acquired business have been included in the consolidated statements of operations beginning August 31, 2000. The acquisition resulted in goodwill totaling approximately $6.8 million. Goodwill represents costs in excess of fair value of net assets acquired and is amortized over a three-year period using the straight line method.

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

   The following unaudited pro forma consolidated statements of operations data for the twelve months ended September 30, 2000 and 1999, gives effect to the acquisition of Comstar.net, Inc. as if this acquisition had occurred on October 1, 1998:

                                                            Twelve months
                                                           ended September
                                                                 30,
                                                          -------------------
                                                            2000       1999
                                                          ---------  --------
   Revenue............................................... $  85,600  $ 36,783
   Net Loss.............................................. $(135,082) $(50,687)
   Net loss attributable to common stockholders'......... $(140,850) $(50,687)
   Basic and diluted, net loss per share attributable to
    common stockholders'................................. $   (3.97) $  (2.02)

   The above unaudited pro forma consolidated results of operations data gives effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 1998, and may not be indicative of future operating results.

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

 Deferred Issuance Costs

   Costs incurred to obtain financing through the issuance of long term debt have been reflected as an asset in the accompanying consolidated balance sheets. Costs incurred to obtain financing through the issuance of preferred stock have been reflected as a reduction in the carrying value of the issued preferred stock. These costs are amortized over the term of the related financing. In 2000, certain debt was redeemed at which time the remaining balance of unamortized discount and issuance costs were written off and included in extraordinary loss on early extinguishment of debt (See note 4).

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

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


 Stock-Based Compensation

   As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting or Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value based method of accounting for stock-based compensation plans, the Company has elected to follow Accounting Principal Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") for recognizing stock-based compensation expense for financial statement purposes. Under APB No. 25, the Company applies the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted, because options are only granted at a price equal to market value on the day of grant. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 8 for the additional disclosures required under SFAS No. 123.

 Loss per Share

   Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. Diluted loss per share has not been presented since the inclusion of outstanding convertible preferred stock, stock options and warrants would be antidilutive. The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2000 and 1999 had been converted, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                                               September 30,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
   Convertible preferred stock............................  8,000,000        --
   Stock Options.......................................... 10,298,100 10,724,000
   Warrants...............................................    194,800  2,506,000
                                                           ---------- ----------
                                                           18,492,900 13,230,000
                                                           ========== ==========

   The following is a reconciliation of net loss attributable to common stockholders' for the years ended September 30, 2000,1999 and 1998:

                                               2000        1999        1998
                                            ----------  ----------  ----------
Numerator:
Loss before extraordinary item............  $ (108,870) $  (43,385) $  (11,156)
Dividend and accretion on preferred
 stock....................................      (5,768)        --          --
                                            ----------  ----------  ----------
Net loss attributable to common
 stockholders' before extraordinary item..    (114,638)    (43,385) $  (11,156)
Extraordinary loss on early extinguishment
 of debt..................................     (17,577)        --          --
                                            ----------  ----------  ----------
Net loss attributable to common
 stockholders'............................  $ (132,215) $  (43,385) $  (11,156)
                                            ==========  ==========  ==========
Denominator:
Weighted average shares outstanding-basic
 and diluted..............................  35,484,040  25,116,800  14,503,176
                                            ==========  ==========  ==========

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash and investments, marketable securities and accounts receivable. The Company maintains cash and cash equivalents, short-term investments, and restricted cash and investments with various major financial institutions, which invest primarily in U.S. Government instruments, high quality corporate obligations, certificates of deposit and commercial paper. The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the large number and geographic dispersion of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses.

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

 Fair Value of Financial Instruments

   For cash and cash equivalents, short-term investments, restricted cash and investments and marketable securities, the carrying amount approximates fair value. The fair value of the Company's long-term debt, including current portions, is determined based on market prices for similar debt instruments or on the current rates offered to the Company for debt with similar maturities.

 Reclassifications

   Certain prior year information has been reclassified to conform with fiscal 2000 presentation.

 Recent Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), as amended, which is effective for all quarters of the fiscal year beginning after June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging securities. The Company expects that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

   In December 1999, the Securities and Exchange Commission ("SEC") issued SAB No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 expresses the view of the SEC Staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company is required to adopt SAB No. 101 in its fiscal year ending September 30, 2001. The Company has preliminarily determined that the adoption of SAB No. 101 will result in a one time non-cash charge in fiscal 2001 for the cumulative effect of a change in accounting principal in the range of $2.0 to $3.0 million. Such amount will be recorded as deferred revenue and recognized as revenue in the statement of operations over the estimated remaining contract life. The Company does not expect the adoption of SAB No. 101 to have any economic impact to its business operations or cash flows.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25". The interpretation clarifies the application of APB Opinion No. 25 in specified events. The interpretation was effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998 and prior to the effective date. To the extent that events covered by this interpretation occurred during the period after December 15, 1998, but prior to the effective date, the effects of applying this interpretation would be

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company expects that the adoption of this interpretation will not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

2. Property, Plant and Equipment

   Property, plant and equipment consist of the following:

                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Land.................................................... $  1,997  $  1,997
   Building and building improvements......................   55,416    51,828
   Leasehold improvements..................................   30,927    25,917
   Computer hardware and software and network equipment....   67,552    46,384
   Furniture and equipment.................................    7,198     5,266
                                                            --------  --------
                                                             163,090   131,392
   Less: Accumulated depreciation and amortization.........  (25,731)   (8,739)
   Add: Construction in progress...........................  111,065       --
                                                            --------  --------
   Property, plant and equipment, net...................... $248,424  $122,653
                                                            ========  ========

   Certain computer and network equipment are recorded under capital leases that aggregated approximately $6.0 million and $7.1 million as of September 30, 2000 and 1999, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $3.2 million and $1.4 million as of September 30, 2000 and 1999, respectively.

   Costs incurred prior to completion of construction of Internet data centers and network are reflected as construction in progress in the accompanying consolidated balance sheets and will be recorded as property, plant and equipment at the date each Internet data center or network segment becomes operational. Construction in progress includes direct expenditures for construction of the Internet data center facilities and related network equipment and is stated at cost. Capitalized costs include costs incurred under the construction contract, advisory, consulting and legal fees, labor and interest incurred during the construction phase. Capitalized interest is included in property, plant and equipment under the provisions of SFAS No. 34 totaling approximately $2.2 million, $3.8 million and $1.1 million at September 30, 2000, 1999 and 1998, respectively.

   The Company owns the land and building located at 139 Centre Street, New York, New York. The nine-story building with approximately 160,000 square feet of floor space houses the Company's corporate headquarters and state of the art SuperPOP facility. A former owner of the right to purchase the Centre Street property is entitled to additional consideration if Globix sells the property. Such amount will be equal to the greater of (a) $1.0 million (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) ten percent of the gross sales price of the property if such sales price is greater than $17.5 million.

3. Other Assets

   Other assets include the Company's investment in NetSat Express, Inc., other minority-owned investments, security deposits and other assets. In August 1999, the Company purchased for $5.0 million, twelve and one-

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

half percent of the outstanding securities of NetSat Express, Inc. ("NetSat Express"), a subsidiary of Globecomm System Inc. NetSat Express is a provider of satellite-based Internet access services, digital media distribution services, and integrated data, voice and video communications services. In addition, the Company and NetSat Express entered into a strategic agreement pursuant to which NetSat Express will acquire ISP access and VPN services from the Company, while the Company will utilize NetSat Express' IP based satellite services for connection of foreign peering points to the Internet.

4. Senior Notes

   In April 1998, the Company completed a $160.0 million debt financing (the "13% Senior Notes") consisting of 160,000 units, each unit consisting of a note in the principal amount of one thousand dollars and one warrant to purchase
14.08 shares of common stock (total of 2,252,800 shares of common stock) at a purchase price of $3.51 per share. The 13% Senior Notes were to mature on May 1, 2005. Interest on the 13% Senior Notes accrued at a rate of 13% per annum and was payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. Globix deposited $57.0 million with an escrow agent at closing, which amount, with interest, was sufficient to pay, when due, the first six interest payments under the 13% Senior Notes. The 13% Senior Notes were collateralized by a first priority security interest in the escrow account. The 13% Senior Notes were unsecured obligations of the Company and ranked pari passu in right of payment with all existing and unsecured an unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. In connection with the warrants issued with the 13% Senior Notes, the Company had assigned an original issue discount of approximately $2.3 million.

   On January 28, 2000, the Company announced that it had entered into an agreement to sell $600.0 million 12.5% senior notes (the "12.5% Senior Notes") due 2010 in a private placement to a group of initial purchasers and in March 2000 completed a tender offer to purchase all of the outstanding 13% Senior Notes, $160.0 million in principal amount. The purchase price in the tender offer was 106.5% of the principal amount, plus accrued and unpaid interest. On February 8, 2000 the Company closed on its offering for the $600.0 million 12.5% Senior Notes due 2010, resulting in net proceeds of approximately $580.0 million, after underwriting fees and offering expenses. The tender offer and related redemption of the outstanding 13% Senior Notes also resulted in a one time charge of $17,577 or $0.50 per share which has been recorded as an extraordinary item in the statement of operations. As a result of the redemption of the 13% Senior Notes all restrictions related to the escrow deposit were released and such funds are no longer restricted as to use.

   The 12.5% Senior Notes mature on February 1, 2010. Interest on the 12.5% Senior Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 2000. The 12.5% Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. In connection with the offering the Company incurred costs of approximately $20.0 million that are being amortized over ten years using the effective interest method.

   As of September 30, 2000, the fair value of the Company's 12.5% Senior Notes was approximately $432 million based upon quotes from securities dealers.

5. Mortgage Payable

   On January 25, 2000, the Company borrowed $21.0 million from a financial institution pursuant to a mortgage note secured by the Company's property at 139 Centre Street, New York. Interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025.

6. Redeemable Convertible Preferred Stock

   During November 1999 the Company designated 250,000 shares of its authorized Preferred Stock, $0.01 par value, as a Series A. At September 30, 2000, there were 80,000 Series A Preferred Shares outstanding and 170,000 Series A Preferred Shares reserved for issuance. On April 4, 2000 the shareholders of the Company voted to amend the Company's certificate of incorporation to increase the Company's authorized preferred stock to 5,000,000 shares.

   On December 3, 1999, the Company issued $80.0 million (80,000 shares) in Series A Convertible Preferred Stock (the "Series A Preferred Stock") to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand the build-out of its SuperPOPs and other facilities. The Series A Preferred Stock is convertible into common stock at $10.00 per share at any time and may not be called for redemption by the Company for five years. Under the agreement, the Series A Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend of 7.5% payable quarterly in cash or additional Series A Preferred Stock, at the option of the Company. The holders of the Series A Preferred Stock have a liquidation preference of $1,000 per share and are entitled to cumulative dividends.

   The Series A Preferred Stock is recorded in the accompanying consolidated balance sheet outside the stockholders equity section due to its mandatory redemption feature. The Company incurred approximately $4,750 of issuance costs in connection with the Series A Preferred Stock transaction. Such costs have been recorded as a reduction of the carrying amount of the Series A Preferred Stock and are being accreted through a charge to additional paid in capital over the five-year period to the earliest redemption date.

   On April 4, 2000 the Company's Board of Directors declared payment of cash dividends on the outstanding Series A Preferred Stock for the periods ending December 31, 1999, March 31, 2000 and June 30, 2000. On July 26, 2000 the
Company's Board of Directors declared payment of cash dividend on the outstanding shares Series A Preferred Stock for the period ending September 30, 2000. In April 2000 the Company paid cash dividends totaling $1,975 to the holders of the Series A Preferred Stock. On both June 30, 2000 and October 4, 2000 the Company paid cash dividends totaling $1,500 to the holders of the Series A Preferred Stock.

7. Stockholders' Equity

 Secondary Public Offering

   In March 1999, the Company completed a public offering of 16,000,000 shares of the Company's common stock. The Company received proceeds, net of expenses, from the public offering of approximately $136.6 million. In addition, the Company received proceeds of $0.9 million resulting from the exercise of 80,790 warrants to purchase 323,160 shares of common stock.

 Initial Public Offering

   In January 1996, the Company sold, in an initial public offering, 4,600,000 shares of Common Stock at an initial offering price of $1.75 per share, and 575,000 Redeemable Purchase Warrants for $0.10 per warrant. Each warrant entitles the holder to purchase 4 shares of the Company's common stock for $1.93 per share. The

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

warrants are redeemable by the Company at $0.10 per warrant at any time after January 24, 1997 if certain conditions are met. The net proceeds received from the public offering amounted to approximately $6.6 million.

   In March 1996, the underwriter of the initial public offering exercised its over-allotment option to purchase 518,568 common shares from the Company for $1.75 per share. The net proceeds amounted to approximately $0.8 million.

   In June 1998, the Company called for redemption of the IPO Warrants. Prior to the redemption date of July 8, 1998, 581,472 of the 592,055 then outstanding IPO Warrants were exercised at an exercise price of $1.86 per common share. The remaining 10,483 warrants were redeemed by the Company at a price of $0.10 per IPO Warrant. The net proceeds received from the exercise of IPO warrants amounted to approximately $4.3 million.

 Private Placement

   In September 1997, the Company sold 1,530,436 shares of its common stock in a private transaction for a total consideration of $2.1 million. Form SB-2 was filed with the Securities and Exchange Commission with respect to these shares on November 6, 1997 and became effective on November 20, 1997. A fee with respect to the sale of these shares of $0.1 million in cash and 69,564 shares of common stock was paid to the investors and were offset against the proceeds of the issuance.

 Amended Certificate of Incorporation

   On April 4, 2000 the shareholders of the Company voted to amend the Company's certificate of incorporation to increase the Company's authorized common stock to 500,000,000 shares.

 Stock Splits

   On December 10, 1999 the Company announced a two-for-one stock split of its outstanding shares of common stock, which was paid on December 30, 1999. On January 10, 2000, the Company announced an additional two-for-one stock split of its outstanding shares of common stock, payable on January 31, 2000. Stockholders' equity has been restated to give retroactive recognition to both stock splits for all periods presented in the accompanying financial statements by reclassifying from additional paid-in-capital to common stock the par value of the additional shares arising from the splits. In addition, all references to number of shares, per share amounts and stock options data have been restated to reflect the stock splits.

8. Employee Benefits Plan

 Stock Option Plans

   In April 2000, the Company's stockholders approved, the 2000 Stock Option Plan (the "2000 Option Plan"), which provides for the grant of stock options to purchase up to 1,675,000 shares of common stock to any employee, non-employee director, or consultant at the Board's discretion. Under the 2000 Option Plan, these options may not be exercised after ten years from the date of grant. Options issued to employees are exercisable ratably over a five-year period.

   In April 1999, the Company's stockholders approved, the 1999 Stock Option Plan (the "1999 Option Plan"), which provides for the grant of stock options to purchase up to 6,000,000 shares of common stock to

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

any employee, non-employee director, or consultant at the Board's discretion. Under the 1999 Option Plan, these options may not be exercised after ten years from the date of grant. Options issued to employees are exercisable ratably over a five-year period.

   In April 1998, the Company's stockholders approved, the 1998 Stock Option Plan (the "1998 Option Plan"), which provides for the grant of stock options to purchase up to 4,800,000 shares of common stock to any employee, non-employee director, or consultant at the Board's discretion. Under the 1998 Option Plan, these options may not be exercised after ten years from the date of grant. Options issued to employees are exercisable ratably over a five-year period.

   Under the 2000, 1999 and 1998 Option Plans, options are granted to non-employee directors upon election at the annual meeting of stockholders at a purchase price equal to the fair market value on the date of grant. In addition, the non-employee director stock options shall be exercisable in full twelve months after the date of grant unless determined otherwise by the compensation committee.

   In 1995, the Company's stockholders approved, the 1995 Stock Option Plan (the "1995 Option Plan"), which reserved 1,440,000 shares of common stock for issuance under the 1995 Option Plan. Under the 1995 Option Plan, the term of the options issued are determined by the stock option committee and range from five to ten years from the date of the grant. Options issued to directors are immediately exercisable and options issued to employees are exercisable ratably over a three year period.

   There were 5,943,925 options available for future grant at September 30, 2000.

 Fair Value of Stock Options

   For disclosure purposes under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                             2000   1999  1998
                                                             -----  ----  -----
   Expected life (in years).................................   6.0   6.0    6.0
   Risk-free interest rate..................................   6.3%  5.4%   5.6%
   Volatility............................................... 122.0% 94.0% 111.0%
   Dividend yield...........................................   0.0%  0.0%   0.0%

   Utilizing these assumptions, the weighted average fair value of options granted is $20.80, $6.49 and $1.32 for the years ended September 30, 2000, 1999 and 1998, respectively.

   Under the above model, the total value of stock options granted would be amortized on a pro forma basis over the option-vesting period. Had the Company determined compensation expense for these stock options under the fair value method of SFAS No. 123, the Company's net loss attributable to common stockholders' and net loss per share attributable to common stockholders' would have been increased to the following pro forma amounts:

                                                 Year ended September 30,
                                                -----------------------------
                                                  2000       1999      1998
                                                ---------  --------  --------
   Pro forma net loss attributable to common
    stockholders'.............................. $(139,340) $(76,305) $(13,394)
                                                =========  ========  ========
   Pro forma basic and diluted, net loss per
    share attributable to common
    stockholders'.............................. $   (3.93) $  (3.04) $  (0.92)
                                                =========  ========  ========

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts as additional stock option awards are anticipated in future years.

 Summary Stock Option Activity

   The following table summarizes stock option information with respect to all stock options for the three years ended September 30, 2000:

                                                                        Weighted
                                                                        Average
                                                            Number of   Exercise
                                                              Shares     Price
                                                            ----------  --------
   Options outstanding, October 1, 1997....................  1,231,589   $1.53
     Granted...............................................  2,729,500    1.56
     Canceled..............................................   (261,673)   1.39
     Exercised.............................................    (18,664)   1.67
                                                            ----------   -----
   Options outstanding, September 30, 1998.................  3,680,752    1.60
     Granted...............................................  7,839,844    8.21
     Canceled..............................................   (532,344)   3.58
     Exercised.............................................   (264,272)   1.52
                                                            ----------   -----
   Options outstanding, September 30, 1999................. 10,723,980    6.33
     Granted...............................................  1,863,550   23.30
     Canceled..............................................   (834,803)  12.55
     Exercised............................................. (1,454,635)   1.79
                                                            ----------   -----
   Options outstanding, September 30, 2000................. 10,298,092   $9.54
                                                            ==========   =====

   The following table summarizes information about the outstanding and exercisable options at September 30, 2000:

                        Options Outstanding         Options Exercisable
                ----------------------------------- --------------------
                             Weighted
                              Average    Weighted               Weighted
Range of         Number of   Remaining    Average    Number of  Average
Exercise          Options   Contractual Exercisable   Options   Exercise
Prices          Outstanding    Life        Price    Outstanding  Price
--------        ----------- ----------- ----------- ----------- --------
$1.25--$2.63     2,569,692     7.50       $ 1.52     1,781,551   $ 1.58
$2.68--$9.00       681,100     8.44       $ 5.08        54,840   $ 4.60
$9.25--$9.25     4,096,580     8.49       $ 9.25     4,096,580   $ 9.25
$9.50--$12.02    1,851,470     8.86       $11.60       286,110   $11.80
$15.88--$29.63     623,350     9.77       $25.34           --    $  --
$30.00--$58.19     475,900     9.37       $33.06           --    $  --
                ----------     ----       ------     ---------   ------
                10,298,092     8.43       $ 9.54     6,219,081   $ 7.13
                ==========     ====       ======     =========   ======

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

 401(k) Plan

   The Company offers its eligible U.S. employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("the Plan"). Each employee is eligible to contribute, on a tax-deferred basis, a portion of annual earnings not to exceed certain federal income tax limitations. On January 1, 2000, the Plan was amended to include company matching contributions for all participants making elective deferrals. The Company makes contributions for all eligible employees who contribute to the Plan in an amount not to exceed 50% of each participant's first 4% of compensation contributed as elective deferrals for the Plan year. The Company contributed approximately $0.27 million to the Plan during the period ended September 30, 2000.

9. Credit Agreements and Capital Lease Obligations

   The Company maintains a $1.0 million credit line from an equipment vendor to lease products and associated peripherals. The terms of this line, which was entered into in December 1997, provided for 180 days of borrowing and a maximum borrowing limit of $1.0 million. However, the vendor has informally permitted the Company to continue to borrow under this line and to exceed the stated $1.0 million limit. Amounts borrowed under the line are to be repaid over a 36-month period with the Company having the option of purchasing the equipment for $1.00 at the end of the lease term. At September 30, 2000, approximately $2.5 million was outstanding under this credit line and is included in the capital lease obligations in the table below.

   In addition, the Company has additional equipment financing arrangements with several vendors totaling approximately $23.2 million. At September 30, 2000 there were no amounts outstanding under such financing arrangements.

 Capital Lease Obligations

   Future minimum lease payments due under capital leases are as follows:

   Year Ending September 30                                              Amount
   ------------------------                                              ------
     2001............................................................... $2,184
     2002...............................................................    933
     2003...............................................................    183
     2004...............................................................    134
     2005...............................................................      5
     Thereafter.........................................................    --
     Less: Amount representing interest.................................   (343)
                                                                         ------
     Present value of net minimum lease payments........................ $3,096
                                                                         ======

10. Commitments

 Leases

   The Company has minimum monthly usage/maintenance levels for data and fiber with certain of its telecommunications carriers expiring in various years through 2010. The Company also leases certain of its facilities and various equipment under non-cancelable operating leases expiring in various years through 2020. Total rent expense for all operating leases for the year ended September 30, 2000, 1999 and 1998 was $4.1 million, $1.3 million and $0.56 million, respectively.

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


   Future minimum payments due under these operating leases and telecommunications carrier usage commitments are as follows:

   Year Ending September 30                                     Telecom  Leases
   ------------------------                                     ------- --------
   2001........................................................ $10,277 $ 14,700
   2002........................................................   2,566   26,200
   2003........................................................     978   28,400
   2004........................................................     978   30,800
   2005........................................................     978   30,700
   Thereafter..................................................   1,327  366,600
                                                                ------- --------
     Total..................................................... $17,104 $497,400
                                                                ======= ========

 Equipment and Services

   In connection with the construction of the Company's Internet data centers the Company is contractually committed as of September 30, 2000 to various equipment manufacturers and building contractors for equipment and construction services totaling approximately $67 million.

 Letters of Credit

   As of September 30, 2000 the Company had collateralized letters of credit aggregating $34.3 million. The related funds are included in restricted cash and investments on the accompanying consolidated balance sheet.

 Employment and Other Contractual Agreements

   Effective June 1, 1998, the Company entered into a seven year employment agreement, with an Officer and Director providing for a base salary of $0.35 million per year, increasing annually at the rate of five percent starting October 1, 1999. In addition, the individual will receive an annual bonus equal to ten thousand times the increase, if any, of the fair market value per share of the Company's common stock measured during the twelve month period ending on June 30 of each year of the agreement, commencing with the year beginning July 1, 1998. During the years ended September 30, 2000 and 1999 the individual received bonuses of approximately, $0.85 million and $0.33 million, respectively under this provision of the employment agreement. The employment agreement also provides that he may require the Company to lend such officer up to a total of $155. Any loan taken there under will mature five years after the date made and bear interest at the rate of eight percent per annum. However, the interest accruing during the first two years is not payable until the end of such two-year period. At September 30, 2000 and 1999 the Officer had no outstanding borrowings under such loan arrangement. Pursuant to the terms of the employment agreement, as amended, the individual is also entitled to stock option grants to purchase shares of common stock. The term of such option is ten years from the date of grant. During the years ended September 30, 2000, 1999 and 1998 the individual was granted options to purchase shares of common stock totaling 0, 4,096,580, and 691,664, respectively, under this agreement.

   In connection with employment arrangements with certain other employees the Company is also committed to minimum compensation obligations under employment arrangements expiring in various years through 2002. Minimum payments due under these arrangements aggregating approximately $4.1 million of which approximately $2.4 million is due during the year ended September 30, 2001.

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


11. Income Taxes

   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   Year ended September 30,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   Deferred tax assets (liabilities):
   Tax depreciation and amortization in excess of
    book depreciation and amortization...........  $   (209) $   (348) $  (418)
   Net operating loss carryforwards (U.S. Federal
    Tax).........................................    78,622    23,375    7,508
   Allowance for doubtful accounts...............     1,631       283      242
   Deferred Rent.................................       149       149      152
   Deferred compensation.........................       641       --       --
   Valuation allowance...........................   (80,834)  (23,459)  (7,484)
                                                   --------  --------  -------
     Total net deferred tax liabilities..........  $    --   $    --   $   --
                                                   ========  ========  =======

   The provision for income taxes for the years ended September 30, 2000, 1999 and 1998 differs from the amount computed by applying the federal statutory rate due to the following:

                                             Year ended September 30,
                                            --------------------------------
                                              2000        1999        1998
                                            --------    --------    --------
   Statutory federal income tax rate.......      (34)%       (34)%       (34)%
   State and local taxes, net of federal
    benefit................................      (11)%       (11)%       (11)%
   Valuation allowance.....................       45 %        45 %        45 %
                                            --------    --------    --------
   Effective income tax rate...............       -- %        -- %       -- %
                                            ========    ========    ========

   The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal income tax loss carryforwards of approximately $175 million at September 30, 2000. These income tax loss carryforwards expire between 2011 and 2020. Pursuant to Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be limited due to changes in ownership that have occurred. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. As of September 30, 2000, the Company also has net operating loss carryforwards of approximately $19 million from its United Kingdom Subsidiaries, which do not expire under U.K. tax rules. For financial reporting purposes, income tax benefits through September 30, 2000 related to both U.S. Federal and foreign income tax losses are fully offset by a valuation allowance due to the uncertainty of the Company's ability to realize income tax benefits by generating taxable income in the future.

12. Segment Information

   The Company reports segment information under SFAS No. 131, which establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision-maker, or decision making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


   The Company's activities fall within two operating segments: the Internet Division and the Server Sales and Integration Division. The following table sets forth industry segment information for the years ended September 30, 2000, 1999 and 1998:

                                                  Year ended September 30,
                                                 -----------------------------
                                                   2000      1999       1998
                                                 --------  ---------  --------
Revenue:
  Internet...................................... $ 53,083  $  13,033  $  6,448
  Server sales and integration..................   28,204     20,784    14,147
                                                 --------  ---------  --------
    Consolidated................................ $ 81,287  $  33,817  $ 20,595
                                                 ========  =========  ========
Operating income (loss):
  Internet...................................... $(39,920) $$(13,001) $  1,146
  Server sales and integration..................    3,403      1,019       721
  Corporate.....................................  (41,050)   (19,209)   (6,600)
                                                 --------  ---------  --------
    Consolidated................................ $(77,567) $ (31,191) $ (4,733)
                                                 ========  =========  ========
Identifiable assets:
  Internet...................................... $221,457  $  57,503  $  7,808
  Server sales and integration..................    3,812      6,074     3,732
  Corporate.....................................  504,322    238,941   170,726
                                                 --------  ---------  --------
    Consolidated................................ $729,591  $ 302,518  $182,266
                                                 ========  =========  ========

   The following table sets forth geographic segment information for the years ended September 30, 2000, 1999 and 1998:

                                                  Year ended September 30,
                                                 -----------------------------
                                                   2000      1999       1998
                                                 --------  ---------  --------
Revenue:
  United States................................. $ 73,697  $  33,674  $ 20,595
  Europe........................................    7,590        143       --
                                                 --------  ---------  --------
    Consolidated................................ $ 81,287  $  33,817  $ 20,595
                                                 ========  =========  ========
Operating income (loss):
  United States................................. $(64,477) $ (27,590) $ (4,733)
  Europe........................................  (13,090)    (3,601)      --
                                                 --------  ---------  --------
    Consolidated................................  (77,567) $ (31,191) $ (4,733)
                                                 ========  =========  ========
Identifiable assets:
  United States................................. $718,942  $ 282,479   179,494
  Europe........................................   10,649     20,039     2,772
                                                 --------  ---------  --------
    Consolidated................................ $729,591  $ 302,518  $182,266
                                                 ========  =========  ========

13. Related Party Transactions

   The Company utilizes an entity controlled by a Director of the Company, as its agent to place the Company's advertisements in various print publications. Amounts paid to this entity for the years ended

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

September 30, 2000, 1999 and 1998 were approximately $0.1 million, $1.5 million and $0.5 million, respectively. A substantial portion of these amounts constitutes the pass-through of amounts payable to the publishing companies for the Company's advertisements.

14. Selected Quarterly Financial Data (Unaudited)

   Selected unaudited financial information for the quarterly periods in 2000 and 1999 is presented below:

                                                        Three Months Ended
                                                           December 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
Revenue............................................... $   16,145  $    5,929
Loss from operations..................................    (16,963)     (3,846)
Net loss..............................................    (20,811)     (7,819)
Dividends and accretion on preferred stock............       (531)        --
                                                       ----------  ----------
Net loss attributable to common stockholders.......... $  (21,342) $   (7,819)
                                                       ==========  ==========
Basic and diluted net loss per share attributable to
 common stockholders..................................      (0.64)      (0.47)
                                                       ==========  ==========
Weighted average common shares outstanding--basic and
 diluted.............................................. 33,557,678  16,560,464
                                                       ==========  ==========

                                                        Three Months Ended
                                                             March 31,
                                                     ---------------------------
                                                        2000        1999
                                                     ----------  ----------
Revenue............................................  $   17,913  $    7,086
Loss from operations...............................     (19,984)     (5,757)
Loss before extraordinary item.....................     (29,548)     (9,650)
Extraordinary loss on early extinguishment of
 debt..............................................     (17,577)        --
                                                     ----------  ----------
Net loss...........................................     (47,125)     (9,650)
Dividends and accretion on preferred stock.........      (1,762)        --
                                                     ----------  ----------
Net loss attributable to common stockholders.......  $  (48,887) $   (9,650)
                                                     ==========  ==========
Basic and diluted net loss per share attributable
 to common stockholders before extraordinary loss..  $    (0.90) $    (0.55)
Extraordinary loss per share.......................        (.51)        --
                                                     ----------  ----------
Basic and diluted net loss per share attributable
 to common stockholders............................  $    (1.41) $    (0.55)
                                                     ==========  ==========
Weighted average common shares outstanding--basic
 and diluted.......................................  34,617,361  17,505,800
                                                     ==========  ==========

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

                                                        Three Months Ended
                                                             June 30,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------
Revenue............................................... $   21,376  $    9,381
Loss from operations..................................    (19,773)     (7,192)
Net loss..............................................    (30,112)     (8,809)
Dividends and accretion on preferred stock............     (1,738)        --
                                                       ----------  ----------
Net loss attributable to common stockholders.......... $  (31,850) $   (8,809)
                                                       ==========  ==========
Basic and diluted net loss per share attributable to
 common stockholders.................................. $    (0.87) $    (0.27)
                                                       ==========  ==========
Weighted average common shares outstanding--basic and
 diluted.............................................. 36,672,360  33,113,500
                                                       ==========  ==========

                                                        Three Months Ended
                                                           September 30,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------
Revenue............................................... $   25,853  $   11,421
Loss from operations..................................    (20,847)    (14,396)
Net loss..............................................    (28,398)    (17,107)
Dividends and accretion on preferred stock............     (1,738)        --
                                                       ----------  ----------
Net loss attributable to common stockholders.......... $  (30,136) $  (17,107)
                                                       ==========  ==========
Basic and diluted net loss per share attributable to
 common stockholders.................................. $    (0.81) $    (0.52)
                                                       ==========  ==========
Weighted average common shares outstanding--basic and
 diluted.............................................. 37,085,711  33,205,568
                                                       ==========  ==========

                                 EXHIBIT INDEX

 Exhibit
 Number                               Description
 -------                              -----------
   3.1   Certificate of Incorporation of Globix, as amended.(7)

   3.2   By-laws of Globix, as amended.*

   4.1   Specimen Stock Certificate.(2)

   4.6   Form of Warrant to purchase Common Stock expiring May 1, 2005.(3)

   4.7   Specimen Series A 7.5% Convertible Preferred Stock Certificate.(11)

   4.8   Certificate of Designations, Preferences and Rights of Series A 7.5%
         Convertible Preferred Stock Certificate.(11)

   4.9   Indenture between Globix and HSBC Bank USA, as Trustee, dated as of
         February 8, 2000.(12)

   4.10  Form of 12.5% Senior Note due February 1, 2020.(12)

  10.1   Warrant Registration Rights Agreement between Globix and ING Baring,
         (U.S.) Securities, dated as of April 30, 1998.(3)

  10.2   1995 Stock Option Plan, adopted September 29, 1995.(1)

  10.3   1998 Stock Option Plan, adopted April 16, 1998.(4)

  10.4   Irrevocable Proxy Agreement between Harpoon Holdings Ltd. and Marc H.
         Bell, dated as of October 1, 1995.(1)

  10.5   Employment Agreement between Marc H. Bell and Globix, dated as of
         April 10, 1998.(6)

  10.6+  Purchase Agreement between Young Woo and Globix dated as of June 2,
         1998.(5)

  10.7   Amendment to Marc H. Bell Employment Agreement, dated as of March 2,
         1999.(7)

  10.8   Stock Option Agreement between Globix and Marc H. Bell, dated as of
         March 26, 1999.(7)

  10.9   1999 Stock Option Plan, adopted April 23, 1999.(8)

  10.10  Employment Agreement between Robert B. Bell and Globix, dated as of
         July 21, 1999.(9)

  10.11 Purchase Agreement between Globix and HMTF-IV Acquisition Corp. dated as of November 5, 1999.(10)

  10.12  Registration Rights Agreement for 12.5% Senior Notes, dated as of
         February 8, 2000.(12)

  10.13 Trust Agreement between Globix and Arnold N. Bressler, as Trustee, dated as of July 21, 1999.*

  10.14  2000 Stock Option Plan, adopted April 4, 2000.(13)

  10.15  Employment Offer letter from Globix to Alfred Binford dated August
         31, 2000.*

  21     List of Subsidiaries.*

  23     Consent of Arthur Andersen LLP.*

--------
  * Filed herewith.
  + Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.
 (1) Incorporated by reference to Globix's Registration Statement on Form SB-2 (File No. 33-98978) filed November 3, 1995.
 (2) Incorporated by reference to Amendment No. 2 to Globix's Registration Statement filed January 23, 1996, declared effective January 24, 1996.

 (3) Incorporated by reference to Globix's Report on Form 8-K filed May 11,
     1998.
 (4) Incorporated by reference to Globix's Proxy Statement on Schedule 14A filed on March 16, 1998.
 (5) Incorporated by reference to Globix's Report on Form 8-K/A filed September 18, 1998.
 (6) Incorporated by reference to Globix's Annual Report on Form 10-KSB filed December 29, 1998.
 (7) Incorporated by reference to Globix's Quarterly Report on Form 10-Q filed May 15, 2000.
 (8) Incorporated by reference to Globix's Proxy Statement on Schedule 14A filed on March 24, 1999.
 (9) Incorporated by reference to Globix's Quarterly Report on Form 10-QSB filed August 16, 1999.
(10) Incorporated by reference to Globix's Report on Form 8-K filed November 29, 1999.
(11) Incorporated by reference to Globix's Annual Report on Form 10-K filed December 29, 1999.
(12) Incorporated by reference to Globix's Report on Form 8-K filed February 14, 2000.
(13) Incorporated by reference to Globix's Proxy Statement on Schedule 14 filed March 8, 2000.