Form 10-Q
period 2000-12-31
GLOBIX CORP
filed 2001-02-13
CIK 1003111

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

                            ----------------------

          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                      OR

          [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


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


     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____


                     APPLICABLE ONLY TO CORPORATE ISSUERS


     Number of shares of the Registrant's common stock outstanding as of February 8, 2001 was 41,791,000.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                               Table of Contents


Part I      Financial Information                                           Page
                                                                            ----

   Item 1.  Consolidated Balance Sheets - As of December 31, 2000
                and September 30, 2000....................................    1
            Consolidated Statements of Operations - For the Three
                Months Ended December 31, 2000 and 1999...................    2
            Consolidated Statements of Cash Flows - For the Three Months
                Ended December 31, 2000 and 1999..........................    3
            Notes to Consolidated Financial Statements....................    5
   Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   10
   Item 3.  Quantitative and Qualitative Disclosure of Market Risk........   15

Part II     Other Information                                                15

   Item 1.  Legal Proceedings.............................................
   Item 2.  Changes in Securities and Use of Proceeds.....................
   Item 3.  Defaults upon Senior Securities...............................
   Item 4.  Submission of Matters to a Vote of Security Holders...........
   Item 5.  Other Information.............................................
   Item 6.  Exhibits and Reports on Form 8-K..............................

Signatures                                                                   16

                      GLOBIX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (All Dollars in Thousands, Except Share and Per Share Data)


                                                                                             December 31,  September 30,
                                                                                                 2000          2000
                                                                                                 ----          ----
Assets                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                                                $ 318,125    $ 363,877
     Short-term investments                                                                      10,110        9,948
     Marketable securities                                                                        1,572        4,685
     Accounts receivable, net of allowance for doubtful accounts of $4,208 and $4,072,
       respectively                                                                              22,707       21,403
     Inventories                                                                                     43           38
     Prepaid expenses and other current assets                                                    5,047        4,403
     Restricted cash                                                                              6,977        7,093
                                                                                              ---------    ---------
          Total current assets                                                                  364,581      411,447
Investments, restricted                                                                          31,101       36,085
Property, plant and equipment, net                                                              259,199      248,424
Debt issuance costs, net of accumulated amortization of $995 and $719, respectively              19,803       20,217
Goodwill, net of accumulated amortization of $774 and $197, respectively                          6,073         6,650
Other assets.                                                                                    10,862        6,768
                                                                                              ---------    ---------
          Total assets                                                                        $ 691,619     $729,591
                                                                                              =========    =========
Liabilities and Stockholders' Deficit Equity
Current liabilities:
     Capital lease and other obligations                                                      $   3,097     $  2,173
     Accounts payable                                                                            20,257       16,964
     Accrued liabilities                                                                         26,818       13,669
     Accrued interest                                                                            31,250       12,502
                                                                                              ---------    ---------
          Total current liabilities                                                              81,422       45,308
Capital lease obligations, net of current portion                                                 2,698        1,135
Mortgage payable                                                                                 20,616       20,674
Senior Notes                                                                                    600,000      600,000
Other long term liabilities                                                                       3,847        4,462
                                                                                              ---------    ---------
          Total liabilities                                                                     708,583      671,579

Redeemable convertible preferred stock                                                           77,861       76,042

Stockholders' Deficit:
Common stock, $.01 par value; 500,000,000 shares authorized;
     40,397,081 and 37,307,315 shares issued and outstanding, respectively                          404          373
Additional paid-in capital                                                                      173,186      165,890
Deferred compensation                                                                            (8,999)          --
Accumulated other comprehensive income                                                              (55)       1,784
Accumulated deficit                                                                            (259,361)    (186,077)
                                                                                              ---------    ---------
          Total stockholders' deficit                                                           (94,825)     (18,030)
                                                                                              ---------    ---------
     Total liabilities and stockholders' deficit                                              $ 691,619     $729,591
                                                                                              =========    =========
  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (All Dollars in Thousands, Except Share and Per Share Data)


                                                                                     Three months ended
                                                                                    --------------------
                                                                                        December 31,
                                                                                        ------------
                                                                                     2000          1999
                                                                                     ----          ----
                                                                                         (Unaudited)
                                                                                         -----------
Revenue                                                                             $   26,237  $   16,145
Operating costs and expense:
     Cost of revenue                                                                    10,468      10,056
     Selling, general and administrative                                                31,014      19,695
     Non-recurring lease termination and other related expenses                         38,109          --
     Depreciation and amortization                                                       7,597       3,357
                                                                                    ----------  ----------
Total operating costs and expenses                                                      87,188      33,108
                                                                                    ----------  ----------
Loss from operations                                                                   (60,951)    (16,963)
     Interest and financing expense                                                    (16,480)     (5,469)
     Interest income                                                                     6,479       1,621
                                                                                    ----------  ----------
Loss before cumulative effect of a change in accounting principle                      (70,952)    (20,811)
Cumulative effect of a change in accounting principle                                   (2,332)         --
                                                                                    ----------  ----------
Net loss                                                                               (73,284)    (20,811)
     Dividends and accretion on preferred stock                                         (1,735)       (531)
                                                                                    ----------  ----------
Net loss attributable to common stockholders'                                       $  (75,019) $  (21,342)
                                                                                    ==========  ==========
Basic and diluted loss per share attributable to common
       stockholders' before cumulative effect of a change in accounting principle   $    (1.95) $    (0.64)

Cumulative effect of a change in accounting principle                                    (0.06)         --
                                                                                    ----------  ----------
Basic and diluted net loss per share attributable to common
       stockholders'                                                                $    (2.01) $    (0.64)
                                                                                    ==========  ==========

Weighted average common shares outstanding - basic and diluted                      37,328,496  33,557,678
                                                                                    ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          (All Dollars in Thousands, Except Share and Per Share Data)

                                                                                 Three months ended
                                                                                --------------------
                                                                                    December 31,
                                                                                    ------------
                                                                                  2000        1999
                                                                                  ----        ----

Cash flows from operating activities
Net loss                                                                        $(73,284)  $(20,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                      7,597      3,357
Cumulative effect of a change in accounting principle                              2,332         --
Non-recurring lease termination and other related expenses                        20,094         --
Amortization of debt discount and issuance costs                                     276        225
Changes in operating assets and liabilities:
Accounts receivable, net                                                          (1,304)    (2,174)
Inventories                                                                           (4)      (111)
Prepaid expenses and other current assets                                           (644)      (183)
Other assets                                                                      (3,538)       (48)
Accounts payable                                                                  (1,621)     4,228
Accrued liabilities                                                                7,978        681
Accrued interest                                                                  18,748     (5,200)
Other                                                                               (615)         4
                                                                                --------   --------
Net cash used in operating activities                                            (23,985)   (20,032)

Cash flows from investing activities
Use of restricted cash and investments                                             5,099      7,689
Purchases of property, plant and equipment                                       (27,463)   (10,031)
                                                                                --------   --------
Net cash used in investing activities                                            (22,364)    (2,342)

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

                                                                                            Three months ended,
                                                                                           ----------------------
                                                                                                December 31,
                                                                                           ----------------------
                                                                                             2000          1999
                                                                                           --------      --------
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net                      $     --      $ 75,750
Proceeds from exercise of stock options and warrants, net                                        63         1,082
Repayments of mortgage payable and capital lease obligations                                   (577)         (624)
                                                                                           --------      --------
Net cash (used in) provided by financing activities                                            (514)       76,208
Effects of exchange rate changes on cash and cash equivalents                                 1,111          (212)
                                                                                           --------      --------
Net (decrease) increase in cash and cash equivalents                                        (45,752)       53,622
Cash and cash equivalents, beginning of period                                              363,877       101,471
                                                                                           --------      --------
Cash and cash equivalents, ending of period                                                $318,125      $155,093
                                                                                           ========      ========

Supplemental disclosure of cash flow information
Cash paid for interest                                                                     $    612      $ 10,446
Cash paid for income taxes                                                                 $     24            --
Non-cash financing activities:
Equipment acquired under capital lease obligations                                         $  3,005            --
Capital expenditures included in accounts payable and accrued liabilities                  $  7,975            --
Cumulative dividends and accretion on preferred stock                                      $  1,735      $    531


                      The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at December 31, 2000 and the results of its operations for the three-month periods ended December 31, 2000 and 1999 and cash flows for the three-month periods ended December 31, 2000 and 1999. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month periods ending December 31, 2000 are not necessarily indicative of the operating results that may be expected for future periods.

     The consolidated balance sheet as of September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 on file with the Securities and Exchange Commission.


2.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                             December 31,   September 30,
                                                             -------------  --------------
                                                                 2000           2000
                                                                 ----           ----
     Land                                                        $  1,997        $  1,997
     Building and building improvements                            55,416          55,416
     Leasehold improvements                                        32,424          30,927
     Computer hardware and software and network equipment          77,434          67,552
     Furniture and equipment                                        7,796           7,198
                                                                 --------        --------
     175,067                                                      163,090
     Less: Accumulated depreciation and amortization              (31,717)        (25,731)
     Add: Construction in progress                                115,849         111,065
                                                                 --------        --------
     Property, plant and equipment, net                          $259,199        $248,424
                                                                 --------        --------

     Certain computer and network equipment are recorded under capital leases that aggregated approximately $9.0 and $6.0 million as of December 31, 2000 and September 30, 2000, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $3.7 and $3.2 million as of December 31, 2000 and September 30, 2000, respectively.

     Costs incurred prior to completion of construction of Internet data centers and network are reflected as construction in progress in the accompanying consolidated balance sheets and will be recorded as property, plant and equipment at the date each Internet data center or network segment becomes operational. Construction in progress includes direct expenditures for construction of the Internet data center facilities and related network equipment and is stated at cost. Capitalized costs include costs incurred under the construction contract, advisory, consulting and legal fees, labor and interest incurred during the construction phase. Capitalized interest is included in construction in progress under the provisions of SFAS No. 34 and totals approximately $3.2 million and zero for the three-month periods ended December 31, 2000 and 1999, respectively. In connection with the Company's decision to scale back the build-out of its Internet data centers the Company recorded a $38.1 million non-recurring charge associated with the termination of certain leases and the reduction of certain commitments for surplus power and environmental equipment related to the Internet data center expansion. Approximately $20.1 million of this charge was recorded as a write off of construction in progress associated with equipment, capitalized interest, consulting and legal fees, construction and pre-construction related costs previously capitalized.

     The Company owns the land and building located at 139 Centre Street, New York, New York. The nine-story building with approximately 160,000 square feet of floor space houses the Company's corporate headquarters and Internet data center facility. A former owner of the right to purchase the Centre Street property is entitled to additional consideration if Globix sells the property. Such amount will be equal to the greater of (a) $1.0 million (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) ten percent of the gross sales price of the property if such sales price is greater than $17.5 million.

3.   Senior Notes

     In April 1998, the Company completed a $160.0 million debt financing (the "13% Senior Notes") consisting of 160,000 units, each unit consisting of a note in the principal amount of one thousand dollars and one warrant to purchase
14.08 shares of common stock (total of 2,252,800 shares of common stock) at a purchase price of $3.51 per share. The 13% Senior Notes were to mature on May 1, 2005. Interest on the 13% Senior Notes accrued at a rate of 13% per annum and was payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1998. Globix deposited $57.0 million with an escrow agent at closing, which amount, with interest, was sufficient to pay, when due, the first six interest payments under the 13% Senior Notes. The 13% Senior Notes were collateralized by a first priority security interest in the escrow account. The 13%

     Senior Notes were unsecured obligations of the Company and ranked pari passu in right of payment with all existing and unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. In connection with the warrants issued with the 13% Senior Notes, the Company had assigned an original issue discount of approximately $2.3 million.

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


5.   Redeemable Convertible Preferred Stock

     During November 1999 the Company designated 250,000 shares of its authorized Preferred Stock, $0.01 par value, as a Series A. At December 31, 2000, there were 81,501 Series A Preferred Shares outstanding and 168,499 Series A Preferred Shares reserved for issuance. On April 4, 2000 the shareholders of the Company voted to amend the Company's certificate of incorporation to increase the Company's authorized preferred stock to 5,000,000 shares.

     On December 3, 1999, the Company issued $80.0 million (80,000 shares) in Series A Convertible Preferred Stock (the "Series A Preferred Stock") to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand the build-out of its Internet data centers and other facilities. The Series A Preferred Stock is convertible into common stock at $10.00 per share at any time and may not be called for redemption by the Company for five years. Under the agreement, the Series A Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend of 7.5% payable quarterly in cash or additional Series A Preferred Stock, at the option of the Company. The holders of the Series A Preferred Stock have a liquidation preference of $1,000 per share and are entitled to cumulative dividends.

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

        During the three-month period ended December 31, 2000 the Company declared and paid a dividend in the form of a stock dividend to the holders of the Series A Preferred Stock. The Holders of record of the Series A Preferred Stock at December 15, 2000 received a total of 1,501 shares of Series A Preferred Stock on December 31, 2000.

6.   Stockholders' Equity

Issuance of Restricted Stock

     In December 2000, Globix granted approximately 3.1 million restricted stock awards to certain employees and directors. The restricted stock awards vest 25% per year over a four-year period on the anniversary date of the grant. In connection with this restricted stock grant the Company has recorded a deferred compensation charge of $8,999 in stockholders equity. This deferred compensation will be recorded as compensation expense over the four-year vesting period. Compensation expense recorded in the three-month period ended December 31, 2000 was not material.


7.   Segment Information

     The Company reports segment information under SFAS No. 131, which establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. Operating segments are managed separately and represent strategic business units that offer different products and serve different markets.

     The Company's activities fall within two operating segments: the Internet Division and the Server Sales and Integration Division. The following table sets forth industry segment information for the three-month period ended December 31, 2000 and 1999:

                                                    Three-month period ended
                                                    ------------------------
                                                           December 31,
                                                           ------------
                                                        2000          1999
                                                        ----          ----
Revenue:
     Internet                                       $ 23,604        $  6,956
     Server sales and integration                      2,633           9,189
                                                    --------        --------
     Consolidated                                   $ 26,237        $ 16,145
                                                    ========        ========
Operating income (loss):
     Internet                                       $ (4,172)       $ (8,618)
     Server sales and integration                        616           1,043
     Corporate                                       (57,395)         (9,388)
                                                    --------        --------
     Consolidated                                   $(60,951)       $(16,963)
                                                    ========        ========
Identifiable assets:
     Internet                                       $237,070        $ 56,899
     Server sales and integration                      2,322           7,068
     Corporate                                       452,227         293,750
                                                    --------        --------
     Consolidated                                   $691,619        $357,717
                                                    ========        ========


The following table sets forth geographic segment information for the three-month period ended December 31, 2000 and 1999:


                                                                   Three-month period ended
                                                                   ------------------------
                                                                         December 31,
                                                                         ------------
                                                             2000                            1999
                                                             ----                            ----
Revenue:
     United States                                         $ 21,397                        $ 15,650
     Europe                                                   4,840                             495
                                                           --------                        --------
     Consolidated                                          $ 26,237                        $ 16,145
                                                           ========                        ========
Operating income (loss):
     United States                                         $(58,193)                       $(14,015)
     Europe                                                  (2,758)                         (2,948)
                                                           --------                        --------
     Consolidated                                           (60,951)                       $(16,963)
                                                           ========                        ========
Identifiable assets:
     United States                                         $634,973                        $337,938
     Europe                                                  56,646                          19,779
                                                           --------                        --------
     Consolidated                                          $691,619                        $357,717
                                                           ========                        ========

8.  Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. Diluted loss per share has not been presented since the inclusion of outstanding convertible preferred stock, stock options and warrants would be antidilutive. The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2000 and 1999 had been converted, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                                           December 31,
                                                           ------------
                                                     2000              1999
                                                     ----              ----
     Convertible preferred stock                 8,150,100           8,000,000
     Stock options                              12,105,100          10,416,500
     Unvested restricted stock                   3,063,500                  --
     Warrants                                      194,800           2,436,500
                                                ----------          ----------
                                                23,513,500          20,853,000
                                                ==========          ==========

The following is a reconciliation of net loss attributable to common stockholder's for the three-month period ended December 31, 2000 and 1999:

                                                                                               Three-month period ended
                                                                                               ------------------------
                                                                                                      December 31,
                                                                                                      ------------
                                                                                                2000           1999
                                                                                                ----           ----
Numerator:
Loss before cumulative effect of a change in accounting principle                              $   (70,952)   $   (20,811)
Dividend and accretion on preferred stock                                                           (1,735)          (531)
                                                                                               -----------    -----------
Net loss attributable to common stockholders' before cumulative effect of a change in
 accounting  principle                                                                             (72,687)       (21,342)
Cumulative effect of a change in accounting principle                                               (2,332)            --
                                                                                               -----------    -----------
Net loss attributable to common stockholders'                                                  $   (75,019)   $   (21,342)
                                                                                               ===========    ===========
Denominator:
Weighted average shares outstanding-basic and diluted                                           37,328,496     33,557,678
                                                                                               ===========    ===========

9.  Comprehensive Loss

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



                                                                  Three-month period ended
                                                                  ------------------------
                                                                        December 31,
                                                                        ------------
                                                                     2000        1999
                                                                     ----        ----
Net loss                                                          $(73,284)   $(20,811)
Other comprehensive income (loss):
  Unrealized gain on marketable securities available for sale       (2,950)        243
  Foreign currency translation adjustment                            1,111        (212)
                                                                  --------    --------
Comprehensive loss:                                               $(75,123)   $(20,780)
                                                                  ========    ========

10. Revenue Recognition

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

     Effective October 1, 2000, the Company changed its revenue recognition method for set up and service installation fees upon the adoption of SAB No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 expresses the view of the SEC Staff in applying generally accepted accounting principles to certain revenue recognition issues. Under the provisions of SAB No. 101 set up and installation revenue are deferred and recognized over the estimated life of the underlying service contacts, which range from twelve to thirty six months. Previously, the Company recognized revenue immediately upon completion of set up or installation. The change in accounting principle resulted in a revenue deferred and cumulative effect charge totaling $2.3 million or $0.06 per share which was reflected in the statements of operations for the three-month period ended December 31, 2000. The adoption of SAB No. 101 increased net income $188 for the three-month period ended December 31, 2000.

                                    PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

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

     The following discussion and analysis should be read together with the consolidated financial statements and notes to the financial statements included in Part II Item 8 of the Company's Annual Report on Form 10-K. The following discussion contains forward-looking statements based on Globix's current expectations, assumptions, estimates and projections about Globix and its industry. Globix's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties appearing in our other periodic reports and documents filed with the Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

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

     For fiscal periods ending on or before December 31, 2000 Globix reports its results of operations in two operating segments: the "Internet Division" and the "Server Sales and Integration Division." The Internet Division provides dedicated Internet access, web-hosting, co-location and application services, (such as, streaming media, network security and server administration and network monitoring). The Server Sales and Integration Division provides Internet-related hardware and software, systems and network integration. Revenue from the Internet Division has grown significantly as a percentage of total revenue, increasing from 6% in 1996 to 90% in the three month period ended December 31, 2000. Globix expects that Internet Division revenues will continue to grow both absolutely and as a percentage of total revenues.

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

        Globix depreciates its capital assets on a straight-line basis over the useful life of the assets, ranging from 3 to 40 years. Globix began to recognize depreciation expense in the year ended September 30, 1999 for its Internet data centers in New York, London and Santa Clara, California upon commencement of operations at each of these facilities. In addition, Globix amortizes debt issuance costs associated with its debt financings over the term of those obligations using the effective interest method.

        Globix historically has experienced negative cash flow from operations and has incurred net losses. Globix's ability to generate positive cash flow from operations and achieve profitability is dependent upon Globix's ability to continue to grow its revenue base and achieve further operating efficiencies. For the three months ended December 31, 2000 and 1999, Globix generated negative cash flows from operations of approximately $24.0 million and $20.0 million, respectively, and incurred net losses of approximately $73.3 million and $20.8 million, respectively. Globix expects to continue to experience negative cash flow from operations and to incur net losses as a result of its significant investment in the expansion of its network and facilities, the hiring of additional personnel and interest expense related to the 12.5% senior notes. As of December 31, 2000, Globix had an accumulated deficit of approximately $259.4 million.


Three Months Ended December 31, 2000 As Compared To The Three-Months Ended December 31, 1999

        Revenue. Total revenue for the three-month period ended December 31, 2000 increased 62.5% to $26.2 million from $16.1 million for the three month period ended December 31, 1999. Revenue from the Internet Division for the three-month period ended December 31, 2000 increased 239.3% to $23.6 million from $7.0 million for the three-month period ended December 31, 1999. This increase was primarily attributable to availability of new data center space, which provided the growing number of account managers with an opportunity to increase the number of customers and upsell existing accounts. Revenue from the Server Sales and Integration Division decreased 71.3% to $2.6 million for the three-month period ended December 31, 2000 from $9.2 million for the three-month period ended December 31, 1999. This decrease was primarily attributable to a planned shift in product mix toward recurring revenue streams with higher margins.

        Cost of Revenue. Cost of revenue for the three-month period ended December 31, 2000 was $10.5 million or 39.9% of total revenue as compared to $10.1 million or 62.3% of total revenue for the three-month period ended December 31, 1999. The increase in cost of revenue was primarily attributable to an increase in data transmission costs because of higher network operating and maintenance expenses associated with the expansion of the network backbone. As utilization of the network increases in future years, we expect to realize a reduction in this cost as a percent of revenue due to the network's scalability and fixed cost structure.

        Selling, General and Administrative. Selling general and administrative expenses for the three-month period ended December 31, 2000 were $31.0 million or 118.2% of total revenue as compared to $19.7 million or 122.0% of total revenue for the three-month period ended December 31, 1999. Approximately $6.8 million or 60.2% of the increase was attributable to an increase in sales and marketing, engineering, recruiting, finance and administrative personnel necessitated by the growth in Internet-related operations. The number of employees increased from approximately 520 as of December 31, 1999 to approximately 840 as of December 31, 2000. Approximately $2.4 million or 21.2% of the increase was attributable to an increase in bad debt expense necessitated by the recent deterioration in the business environment, particularly as it relates to the dot.com sector.

        Non-Recurring Lease Termination and Other Related Expenses. This charge of approximately $38.1 million is attributable to the non-recurring lease termination and other equipment related expenses associated with the execution of our revised business plan, whereby we plan to construct fewer Internet data centers and have taken an estimated charge associated with the termination of certain leases and reduction of certain commitments for surplus power and environmental equipment related to the Internet data center expansion. This charge includes estimated lease termination costs in addition to a write off of construction in progress associated with equipment, capitalized interest, consulting and legal fees, construction and pre-construction related costs previously capitalized.

        Depreciation and Amortization. Depreciation and amortization increased to $7.6 million for the three-month period ended December 31, 2000 as compared to $3.4 million for the three-month period ended December 31, 1999. The increase was primarily related to the increase in construction costs and equipment purchases related to the network infrastructure enhancements of the Internet data centers in New York, London and Santa Clara.

        Interest and Financing Expense and Interest Income. Interest and financing expense increased to $16.5 million for the three-month period ended December 31, 2000 as compared to $5.5 million for the three-month period ended December 31, 1999. The increase is a result of interest costs associated with the $600 million 12.5% senior notes and the interest costs associated with the $21 million mortgage for the three-month period ended December 31, 2000 compared to only the interest cost associated with the

$160 million 13% senior notes for the three-month period ended December 31, 1999. The increase in interest income to $6.5 million for the three-month period ended December 31, 2000 reflects the increased cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock.


     Net Loss and Net Loss Attributable To Common Stockholders. As a result of the above, Globix reported a net loss of $73.3 million and net loss attributable to common stockholders of $75.0 million for the three-month period ended December 31, 2000 or $2.01 per share (including the cumulative effect change of accounting principle associated with the adoption of SAB No. 101 of $2.3 million or $0.06 per share impact from the cumulative effect change of accounting principle) as compared to a net loss and a net loss attributable to common stockholders of $21.3 million or $0.64 loss per share for the three month period ended December 31, 1999.

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

     Cash flows used in operating activities were $24.0 and $20.0 million for the three months ended December 31, 2000 and 1999, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset in 2000 by non-cash charges related to the lease termination and other related equipment expenses, the cumulative effect of the adoption of SAB No. 101 and in both periods depreciation and amortization expenses relating to our build out of our network and facilities and non-cash amortization of debt discount and issuance costs.

     Cash flows used in investing activities were $22.4 and $2.3 million for the three-months ended December 31, 2000 and 1999, respectively. Investments in capital expenditures related to our network and facilities were $38.4 and $10.0 million for the three-months ended December 31, 2000 and 1999, respectively. Of this amount, $27.5 and $10.0 million for the three-months ended December 31, 2000 and 1999, respectively was expended in cash and the balance was financed under financing arrangements or remained in accounts payable and accrued liabilities at each period-end.

     Cash flows (used in) provided by financing activities were ($0.5) and $76.2 million for the three-months ended December 31, 2000 and 1999, respectively. In 1999, Globix received net proceeds of $75.3 million from issuance of preferred stock partially offset by the use of cash associated with the repayment of notes payable and capital lease obligations. In 2000 and 1999, Globix received net proceeds from the exercise of stock options and warrants.

     As of December 31, 2000, we had $367.9 million of cash, cash equivalents, short-term investments, restricted cash, restricted investments and marketable securities. At December 31, 2000, we had working capital of approximately $283.2 million, as compared to working capital of approximately $154.2 million at December 31, 1999. Working capital increased $129.0 million primarily because of the net proceeds from financing activities offset by the operating losses.

     Certain computer and network equipment has been financed through vendors and financial institutions under capital and operating lease arrangements. Capital lease obligations total approximately $5.6 million at December 31, 2000. As of December

31, 2000, Globix has various agreements to lease facilities and equipment and is obligated to make future minimum lease payments of approximately $282.5 million on operating leases expiring in various years through 2020. In addition, Globix has issued collateralized letters of credit aggregating approximately $22.6 million. The related funds are included in restricted cash and investments on the consolidated balance sheet at December 31, 2000. We intend to continue to make significant capital expenditures during the next twelve-months as we expand our Internet data centers and network. We expect to finance such capital expenditures primarily through existing cash and vendor financing and a mortgage or sale-leaseback with respect to our new Greenwich Street, New York property. Since our September 30, 2000 fiscal year-end, Globix has secured commitments for equipment financing arrangements from several vendors totaling approximately $40.0 million. At December 31, 2000 approximately $37.0 million of such commitments are unused.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      At December 31, 2000, we had financial instruments consisting of fixed rate debt, mortgage payable marketable securities, short-term investments and other investments. The substantial majority of our debt obligations consist of the Senior Notes, which bear interest at 12.5% and mature May 1, 2010. The mortgage interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025. Annual maturities for our capital lease obligations in each of the next twelve-months are as follows:
$3.1 million in 2001, $1.7 million in 2002, $1.2 million in 2003, $0.1 million in 2004 and thereafter.

      Marketable securities include Globix's strategic investment in Edgar On-Line, a publicly traded entity, which is recorded at its fair market value. Globix does not hedge its exposure to fluctuations in the value of its equity securities.

      Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At December 31, 2000, all of our investments are due to mature within twelve months except $31.1 million and the carrying value of such investments approximates fair value. At December 31, 2000, $38.1 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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


                                    PART II

Item 1.   Legal Proceedings

      We are not party to any material legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds

      Not Applicable

Item 3.   Defaults Upon Senior Securities

      Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

      During the quarter ended December 31, 2000 there were no matters submitted to a vote of security holders.

Item 5.   Other Information

      Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits-Not Applicable
(b) Reports on Form 8-K-Not Applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GLOBIX CORPORATION


                            By:               /s/ MARC H. BELL
                               -------------------------------------------------
                                          Marc H. Bell, President,
                                    Chief Executive Officer and Chairman



Date: February 13, 2001



                            By:               /s/ BRIAN L. REACH
                               -------------------------------------------------
                                   Brian L. Reach, Senior Vice President and
                                           Chief Financial Officer



Date: February 13, 2001



                            By:              /s/ SHAWN P. BROSNAN
                               -------------------------------------------------
                                       Shawn P. Brosnan, Vice President,
                               Corporate Controller and Chief Accounting Officer



Date: February 13, 2001