Form 10-Q
period 2001-03-31
GLOBIX CORP
filed 2001-05-14
CIK 1003111

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-Q
                                _______________

          [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

          [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


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

     Number of shares of the Registrant's common stock outstanding as of May 9, 2001 was 41,926,200.

================================================================================

                      GLOBIX CORPORATION AND SUBSIDIARIES

                               Table of Contents

Part I           Financial Information                                                                                 Page
                                                                                                                       -----
     Item 1.     Consolidated Balance Sheets - As of March 31, 2001 and September 30, 2000...........................      1
                 Consolidated Statements of Operations - For the Three Months Ended March 31, 2001 and 2000..........      2
                 Consolidated Statements of Operations - For the Six Months Ended March 31, 2001 and 2000............      2
                 Consolidated Statements of Cash Flows - For the Six Months Ended March 31, 2001 and 2000............      3
                 Notes to Consolidated Financial Statements..........................................................      5
     Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...............     10
     Item 3.     Quantitative and Qualitative Disclosure of Market Risk..............................................     16

Part II          Other Information                                                                                        17

     Item 1.     Legal Proceedings...................................................................................
     Item 2.     Changes in Securities and Use of Proceeds...........................................................
     Item 3.     Defaults upon Senior Securities.....................................................................
     Item 4.     Submission of Matters to a Vote of Security Holders.................................................
     Item 5.     Other Information...................................................................................
     Item 6.     Exhibits and Reports on Form 8-K....................................................................

Signatures                                                                                                                18

                      GLOBIX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (All Dollars in Thousands, Except Share and Per Share Data)


                                                                                                      March 31,     September 30,
                                                                                                         2001           2000
                                                                                                         ----           ----
Assets                                                                                                (Unaudited)
Current assets:
  Cash and cash equivalents......................................................................     $ 217,295      $ 363,877
  Short-term investments.........................................................................            --          9,948
  Marketable securities..........................................................................         1,282          4,685
  Accounts receivable, net of allowance for doubtful accounts of $4,208 and $4,072,
    respectively.................................................................................        20,362         21,403
  Inventories....................................................................................           103             38
  Prepaid expenses and other current assets......................................................         8,957          4,403
  Restricted cash................................................................................         6,905          7,093
                                                                                                      ---------      ---------
     Total current assets........................................................................       254,904        411,447
Investments, restricted..........................................................................        30,525         36,085
Property, plant and equipment, net...............................................................       321,785        248,424
Debt issuance costs, net of accumulated amortization of $1,287 and $719, respectively............        19,511         20,217
Goodwill, net of accumulated amortization of $1,344 and $197, respectively.......................         5,503          6,650
Other assets.....................................................................................         9,049          6,768
                                                                                                      ---------      ---------
     Total assets................................................................................     $ 641,277      $ 729,591
                                                                                                      =========      =========

Liabilities and Stockholders' Deficit
Current liabilities:
  Capital lease and other obligations............................................................     $   4,299      $   2,173
  Accounts payable...............................................................................        16,995         16,964
  Accrued liabilities............................................................................        28,489         13,669
  Accrued interest...............................................................................        12,500         12,502
                                                                                                      ---------      ---------
     Total current liabilities...................................................................        62,283         45,308
Capital lease obligations, net of current portion................................................         5,639          1,135
Mortgage payable.................................................................................        20,552         20,674
Senior Notes.....................................................................................       600,000        600,000
Other long term liabilities......................................................................         3,726          4,462
                                                                                                      ---------      ---------
     Total liabilities...........................................................................       692,200        671,579

Redeemable convertible preferred stock...........................................................        79,622         76,042

Stockholders' Deficit
Common stock, $.01 par value; 500,000,000 shares authorized;
 41,892,229 and 37,307,315 shares issued and outstanding, respectively...........................           419            373
Additional paid-in capital.......................................................................       173,802        165,890
Deferred compensation............................................................................        (8,437)            --
Accumulated other comprehensive income...........................................................        (5,002)         1,784
Accumulated deficit..............................................................................      (291,327)      (186,077)
                                                                                                      ---------      ---------
     Total stockholders' deficit.................................................................      (130,545)       (18,030)
                                                                                                      ---------      ---------
  Total liabilities and stockholders' deficit....................................................     $ 641,277      $ 729,591
                                                                                                      =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (All Dollars in Thousands, Except Share and Per Share Data)


                                                                               Three months ended            Six months ended
                                                                               ------------------            ----------------
                                                                                   March 31,                     March 31,
                                                                                   ---------                     ---------
                                                                             2001             2000          2001          2000
                                                                             ----             ----          ----          ----
                                                                                  (Unaudited)                    (Unaudited)
                                                                                  -----------                    ----------
Revenue...............................................................    $    26,782      $    17,913   $    53,018   $    34,058
Operating costs and expense:
  Cost of revenue.....................................................         10,480           10,218        20,948        20,274
  Selling, general and administrative.................................         28,308           23,089        59,072        42,784
  Non-recurring lease termination and other related expenses..........             --               --        38,109            --
  Depreciation and amortization.......................................          7,951            4,590        15,547         7,947
                                                                          -----------      -----------   -----------   -----------
Total operating costs and expenses....................................         46,739           37,897       133,676        71,005
                                                                          -----------      -----------   -----------   -----------
Loss from operations..................................................        (19,957)         (19,984)      (80,658)      (36,947)
  Interest and financing expense......................................        (16,118)         (16,938)      (32,598)      (22,407)
  Interest income.....................................................          4,439            7,374        10,915         8,995
  Other income........................................................          1,461               --         1,488            --
  Other expense.......................................................         (1,791)              --        (2,065)           --
                                                                          -----------      -----------   -----------   -----------
Loss before extraordinary loss and cumulative effect of a change
  in accounting principle.............................................        (31,966)         (29,548)     (102,918)      (50,359)
Extraordinary loss....................................................             --          (17,577)           --       (17,577)
Cumulative effect of a change in accounting principle.................             --               --        (2,332)           --
                                                                          -----------      -----------   -----------   -----------
Net loss..............................................................        (31,966)         (47,125)     (105,250)      (67,936)
  Dividends and accretion on preferred stock..........................         (1,761)          (1,762)       (3,496)       (2,292)
                                                                          -----------      -----------   -----------   -----------
Net loss attributable to common stockholders'.........................    $   (33,727)     $   (48,887)  $  (108,746)  $   (70,228)
                                                                          ===========      ===========   ===========   ===========

Basic and diluted loss per share attributable to common stockholders'
 before extraordinary loss and cumulative effect of a change in
  accounting principle................................................    $     (0.87)     $     (0.90)  $     (2.80)  $     (1.55)

Extraordinary loss per share..........................................             --            (0.51)           --         (0.51)
Cumulative effect of a change in accounting principle.................             --               --         (0.06)           --
                                                                          -----------      -----------   -----------   -----------
Basic and diluted net loss per share attributable to common
 stockholders'........................................................    $     (0.87)     $     (1.41)  $     (2.86)  $     (2.06)
                                                                          ===========      ===========   ===========   ===========

Weighted average common shares outstanding--basic and diluted.........     38,709,658       34,617,361    38,011,488    34,084,624
                                                                          ===========      ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          (All Dollars in Thousands, Except Share and Per Share Data)

                                                                                                 Six months ended
                                                                                                 ----------------
                                                                                                    March 31,
                                                                                                    ---------
                                                                                               2001            2000
                                                                                               ----            ----
Cash flows from operating activities
Net loss...............................................................................     $(105,250)      $(67,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization..........................................................        15,547          7,947
Extraordinary loss on early extinguishment of debt.....................................            --         17,577
Cumulative effect of a change in accounting principle..................................         2,332             --
Non-recurring lease termination and other related expenses.............................        17,094             --
Gain on sale of short term investments.................................................        (1,459)            --
Loss on impairment of investment.......................................................         1,950             --
Amortization of debt issuance costs....................................................           568            653
Amortization of deferred compensation..................................................           562             --
Changes in operating assets and liabilities:
Accounts receivable, net...............................................................         1,040         (6,165)
Inventories............................................................................           (64)           700
Prepaid expenses and other current assets..............................................        (4,554)        (1,081)
Other assets...........................................................................        (4,274)          (181)
Accounts payable.......................................................................        (1,481)        (1,157)
Accrued liabilities....................................................................         9,253         (3,291)
Accrued interest.......................................................................            (2)         3,833
Other..................................................................................          (736)           (40)
                                                                                            ---------       --------
Net cash used in operating activities..................................................       (69,474)       (49,141)
                                                                                            ---------       --------

Cash flows from investing activities
Proceeds from sale of short term investments...........................................        10,180             --
Use of (investment in) restricted cash and investments.................................         5,747        (46,263)
Purchases of property, plant and equipment.............................................       (91,269)       (18,998)
                                                                                            ---------       --------
Net cash used in investing activities..................................................       (75,342)       (65,261)
                                                                                            ---------       --------

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

                                                                                              Six months ended
                                                                                              ----------------
                                                                                                 March 31,
                                                                                                 ---------
                                                                                            2001            2000
                                                                                            ----            ----
Cash flows from financing activities
Proceeds from exercise of stock options and warrants, net...........................      $   2,456       $   7,990
Proceeds from Senior Note offering, net of offering expenses........................             --         580,000
Proceeds from issuance of redeemable convertible preferred stock, net...............             --       $  75,250
Repayments of Senior Notes..........................................................             --        (170,400)
Proceeds from mortgage payable, net of expenses.....................................             --          20,000
Repayments of mortgage payable and capital lease obligations........................         (2,065)         (1,145)
                                                                                          ---------       ---------
Net cash provided by financing activities...........................................            391         511,695
                                                                                          ---------       ---------

Effects of exchange rate changes on cash and cash equivalents.......................         (2,157)           (512)
                                                                                          ---------       ---------
Net (decrease) increase in cash and cash equivalents................................       (146,582)        396,781
Cash and cash equivalents, beginning of period......................................        363,877         101,471
                                                                                          ---------       ---------
Cash and cash equivalents, ending of period.........................................      $ 217,295       $ 498,252
                                                                                          =========       =========

Supplemental disclosure of cash flow information
Cash paid for interest..............................................................      $  38,907       $  18,574
Cash paid for income taxes..........................................................      $      34       $      36
Cumulative dividends and accretion on preferred stock...............................      $   3,496       $   2,292
Non-cash financing activities:
 Equipment acquired under capital lease obligations.................................      $   8,573              --
 Capital expenditures included in accounts payable and accrued liabilities..........      $   4,969              --

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2001 and the results of its operations for the three-month and six-months periods ended March 31, 2001 and 2000 and its cash flows for the six-month periods ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month and six-months periods ending March 31, 2001 are not necessarily indicative of the operating results that may be expected for future periods.

     The consolidated balance sheet as of September 30, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 on file with the Securities and Exchange Commission.

2.   Property, Plant and Equipment

     Property, plant and equipment consist of the following:

                                                                                                         March 31,    September 30,
                                                                                                         ---------    -------------
                                                                                                           2001           2000
                                                                                                         --------       --------
     Land..........................................................................................      $  1,997       $  1,997
     Building and building improvements............................................................        55,416         55,416
     Leasehold improvements........................................................................        33,482         30,927
     Computer hardware and software and network equipment..........................................        79,542         67,552
     Furniture and equipment.......................................................................         8,181          7,198
                                                                                                         --------       --------
                                                                                                          178,618        163,090
     Less: Accumulated depreciation and amortization...............................................       (39,902)       (25,731)
     Add: Construction in progress.................................................................       183,069        111,065
                                                                                                         --------       --------
     Property, plant and equipment, net............................................................      $321,785       $248,424
                                                                                                         ========       ========

     Certain computer and network equipment are recorded under capital leases that aggregated approximately $14.7 and $6.0 million as of March 31, 2001 and September 30, 2000, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $4.2 and $3.2 million as of March 31, 2001 and September 30, 2000, respectively.

     Costs incurred prior to completion of construction of Internet data centers and network infrastructure are reflected as construction in progress in the accompanying consolidated balance sheets and will be recorded as property, plant and equipment at the date each Internet data center or network segment becomes operational. Construction in progress includes direct expenditures for construction of the Internet data center facilities and related network equipment and is stated at cost. Capitalized costs include costs incurred under the construction contract, advisory, consulting and legal fees as well as labor and interest incurred during the construction phase. Capitalized interest is included in construction in progress under the provisions of SFAS No. 34 and totals approximately $7.1 million and zero for the six-month periods ended March 31, 2001 and 2000, respectively.

     ATC Merger Corp. ("ATC Corp."), a wholly-owned subsidiary of the Company, owns the land and building located at 139 Centre Street, New York, New York. The nine-story building with approximately 160,000 square feet of floor space houses the Company's corporate headquarters and one of its Internet data center facilities. A former owner of the right to purchase the Centre Street property is entitled to additional consideration if Globix sells the property. Such amount will be equal to the greater of (a) $1.0 million (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) ten percent of the gross sales price of the property if such sales price is greater than $17.5 million.

3.   Senior Notes

     In January 2000, the Company agreed to sell $600.0 million 12.5% senior notes (the "12.5% Senior Notes") due 2010 in a private placement to a group of initial purchasers and in March 2000 completed a tender offer to purchase all of the outstanding 13% Senior Notes, $160.0 million in principal amount. The purchase price in the tender offer was 106.5% of the principal amount, plus accrued and unpaid interest. On February 8, 2000 the Company closed on its offering for the $600.0 million 12.5% Senior Notes due 2010, resulting in net proceeds of approximately $580.0 million, after underwriting fees and offering expenses. The tender offer and related redemption of the outstanding 13% Senior Notes also resulted in a one time charge of $17,577 or $0.51 per share which has been recorded as an extraordinary item in the consolidated statement of operations.

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

4.   Mortgage Payable

     On January 25, 2000, ATC Corp. borrowed $21.0 million from a financial institution pursuant to a mortgage note secured by the property at 139 Centre Street, New York. Interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025.

5.   Redeemable Convertible Preferred Stock

     The Company has designated 250,000 shares of its authorized 5,000,000 shares of Preferred Stock, $0.01 par value, as a Series A. At March 31, 2001, there were 83,030 Series A Preferred Shares outstanding and 166,970 Series A Preferred Shares reserved for issuance.

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

     The Series A Preferred Stock is recorded in the accompanying consolidated balance sheet outside the stockholders equity section due to its mandatory redemption feature. The Company incurred approximately $4.75 million of issuance costs in connection with the Series A Preferred Stock transaction. Such costs have been recorded as a reduction of the carrying amount of the Series A Preferred Stock and are being accreted through a charge to additional paid in capital over the five-year period to the earliest redemption date.

     During the three-month period ended March 31, 2001 and December 31, 2000 the Company declared and paid dividends in the form of a stock dividend to the holders of the Series A Preferred Stock. In connection with such dividends, the Holders of the Series A Preferred Stock received a total of 1,529 and 1,501 shares of Series A Preferred Stock on March 31, 2001 and December 31, 2000, respectively.

6.   Stockholder's Equity

     In December 2000, Globix granted approximately 3.1 million restricted stock awards to certain employees and directors. The restricted stock awards vest 25% per year over a four-year period on the anniversary date of the grant. In connection with this restricted stock grant the Company has recorded a deferred compensation charge of $8,999 in stockholders equity. This deferred compensation will be recorded as compensation expense over the four-year vesting period. Compensation expense recorded in the six-month period ended March 31, 2001 was $562.

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

     The Company's activities fall within two operating segments: the Internet Division and the Server Sales and Integration Division. The following table sets forth industry segment information for the three-month period ended March 31, 2001 and 2000:

                                                                                 Three-month period ended   Six-month period ended
                                                                                 ------------------------   ----------------------
                                                                                         March 31,                 March 31,
                                                                                         ---------                 ---------
                                                                                     2001         2000         2001         2000
                                                                                     ----         ----         ----         ----
Revenue:
  Internet.....................................................................    $ 25,077     $ 10,312     $ 48,680     $ 17,268
  Server sales and integration.................................................       1,705        7,601        4,338       16,790
                                                                                   --------     --------     --------     --------
     Consolidated..............................................................    $ 26,782     $ 17,913       53,018     $ 34,058
                                                                                   ========     ========     ========     ========
Operating income (loss):
  Internet.....................................................................    $    (29)    $ (8,859)    $    607     $(17,477)
  Server sales and integration.................................................          69          813          685        1,856
  Corporate....................................................................     (19,997)     (11,938)     (81,950)     (21,326)
                                                                                   --------     --------     --------     --------
     Consolidated..............................................................    $(19,957)    $(19,984)    $(80,658)    $(36,947)
                                                                                   ========     ========     ========     ========
Identifiable assets:
  Internet.....................................................................    $292,477     $ 97,509     $292,477     $ 97,509
  Server sales and integration.................................................       1,769        7,466        1,769        7,466
  Corporate....................................................................     347,031      677,211      347,031      677,211
                                                                                   --------     --------     --------     --------
     Consolidated..............................................................    $641,277     $782,186     $641,277     $782,186
                                                                                   ========     ========     ========     ========

   The following table sets forth geographic segment information for the three-month period ended March 31, 2001and 2000:

                                                                                 Three-month period ended   Six-month period ended
                                                                                 ------------------------   ----------------------
                                                                                         March 31,                 March 31,
                                                                                         ---------                 ---------
                                                                                     2001         2000         2001         2000
                                                                                     ----         ----         ----         ----
Revenue:
  United States................................................................    $ 21,138     $ 16,849     $ 42,785     $ 32,499
  Europe.......................................................................       5,644        1,064       10,233        1,559
                                                                                   --------     --------     --------     --------
     Consolidated..............................................................    $ 26,782     $ 17,913     $ 53,018     $ 34,058
                                                                                   ========     ========     ========     ========
Operating income (loss):
  United States................................................................    $(17,008)    $(15,666)    $(74,701)    $(29,681)
  Europe.......................................................................      (2,949)      (4,318)      (5,957)      (7,266)
                                                                                   --------     --------     --------     --------
     Consolidated..............................................................    $(19,957)    $(19,984)    $(80,658)    $(36,947)
                                                                                   ========     ========     ========     ========
Identifiable assets:
  United States................................................................    $566,239     $759,863     $566,239     $759,863
  Europe.......................................................................      75,038       22,323       75,038       22,323
                                                                                   --------     --------     --------     --------
     Consolidated..............................................................    $641,277     $782,186     $641,277     $782,186
                                                                                   ========     ========     ========     ========

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

     The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2001 and 2000 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive:

                                                                                                          March 31,
                                                                                                          ---------
                                                                                                    2001             2000
                                                                                                    ----             ----
          Convertible preferred stock.......................................................      8,303,000        8,000,000
          Stock options.....................................................................     10,398,400       10,416,500
          Unvested restricted stock.........................................................      3,063,500               --
          Warrants..........................................................................        194,800        2,436,500
                                                                                                 ----------       ----------
                                                                                                 21,959,700       20,853,000
                                                                                                 ==========       ==========

     The following is a reconciliation of net loss attributable to common stockholders' for the three-month and six-month periods ended March 31, 2001 and 2000:

                                                                               Three-month period ended     Six month period ended
                                                                               ------------------------     ----------------------
                                                                                      March 31,                   March 31,
                                                                                     ----------                  ----------
                                                                                  2001          2000          2001          2000
                                                                                  ----          ----          ----          ----
Numerator:
Loss before extraordinary loss and cumulative effect of a change in
 accounting principle........................................................ $   (31,966)  $   (29,548)  $  (102,918)  $   (50,359)
Dividend and accretion on preferred stock....................................      (1,761)       (1,762)       (3,496)       (2,292)
                                                                              -----------   -----------   -----------   -----------
Net loss attributable to common stockholders' before extraordinary loss
  and cumulative effect of a change in accounting principle.................     (33,727)      (31,310)     (106,414)      (52,651)
Extraordinary loss...........................................................          --       (17,577)           --       (17,577)
Cumulative effect of a change in accounting principle........................          --            --        (2,332)           --
                                                                              -----------   -----------   -----------   -----------
Net loss attributable to common stockholders'................................ $   (33,727)  $   (48,887)  $  (108,746)  $   (70,228)
                                                                              ===========   ===========   ===========   ===========

Denominator:
Weighted average shares outstanding-basic and diluted........................  38,709,658    34,617,361    38,011,488    34,084,624
                                                                              ===========   ===========   ===========   ===========


9.   Comprehensive Loss

     The Company reports comprehensive loss under the provisions of SFAS No.
130. Accumulated other comprehensive loss is reported as a component of stockholders equity in the consolidated balance sheets. The Company primarily has two components of comprehensive loss: cumulative translation adjustments from the Company's operations in foreign countries and unrealized gains and losses on marketable securities classified as available for sale. The following table summarizes the components of other comprehensive loss for the three-month and six-month periods ended March 31, 2001 and 2000:


                                                                             Three-month period ended    Six month period ended
                                                                             ------------------------    ----------------------
                                                                                    March 31,                   March 31,
                                                                                   ----------                  ----------
                                                                                2001          2000          2001        2000
                                                                                ----          ----          ----        ----
Net loss.................................................................     $(31,966)     $(47,125)    $(105,250)   $(67,936)
Other comprehensive income (loss):
  Unrealized gain (loss) on marketable securities available for sale.....         (290)        2,533        (3,403)      2,776
  Foreign currency translation adjustment................................       (3,268)         (300)       (2,156)       (512)
                                                                              --------      --------     ---------    --------
Comprehensive loss:......................................................     $(35,524)     $(44,892)    $(110,809)   $(65,672)
                                                                              ========      ========     =========    ========

10.  Revenue Recognition

     Monthly service revenue related to managed hosting and Internet access is recognized over the period services are provided. Service and equipment installation revenue is recognized at completion of installation and upon commencement of service. Revenue derived from application services is recognized as the project progresses. Projects are generally completed within less than one year. Payments received in advance of providing services are deferred until the period such services are provided.

     Effective October 1, 2000, the Company changed its revenue recognition method for set up and service installation fees upon the adoption of SAB No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 expresses the view of the SEC Staff in applying generally accepted accounting principles to certain revenue recognition issues. Under the provisions of SAB No. 101 set up and installation revenue are deferred and recognized over the estimated life of the underlying service contracts, which range from twelve to thirty six months. Prior to the adoption of SAB No. 101, the Company recognized revenue immediately upon completion of set up or installation. The change in accounting principle resulted in a revenue deferred and cumulative effect charge totaling $2.3 million or $0.06 per share, which was reflected in the accompanying consolidated statements of operations. The adoption of SAB No. 101 decreased the net loss $188 and $232 for the three-month and six-month periods ended March 31, 2001, respectively.

                                     PART I



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

     This Report on Form 10-Q contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, potential expansion into new markets, and anticipated customer demand for our existing and future products and services. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage the inclusion of prospective information so long as those statements are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are:

     . potential marketplace or technology changes, rendering existing products and services obsolete,

     . changes in or the lack of anticipated changes in the regulatory environment in various countries, including potential legislation increasing our exposure to content distribution and intellectual property liability,

     .    changes in customer purchasing policies and practices,

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

     Our customers primarily use our products and services to maintain complex computer equipment in a secure fault-tolerant environment with connectivity to a high-speed, high-capacity, direct link to the Internet and to support complex Internet applications. We currently offer our products and services from our Internet data centers in New York City, London and Santa Clara, California. Our teams of account managers, computer system and network engineers and customer support specialists are based at each of these locations. We also maintain Internet data centers in Atlanta and the Washington D.C. suburb of McLean, Virginia. Our strong local market presence enables us to evaluate the needs of our customers and quickly respond with tailored solutions. We also provide our customers the ability to outsource the systems administration and technical management of their Internet presence. Our products are flexible and scaleable, allowing us to modify the size and breadth of the services we provide.

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

     For fiscal periods ending on or before March 31, 2001 Globix reports its results of operations in two operating segments: the "Internet Division" and the "Server Sales and Integration Division." The Internet Division provides, complex managed hosting, dedicated Internet access and application services, (such as, streaming media, network security and server administration and network monitoring). The Server Sales and Integration Division provides Internet-related hardware and software, systems and network integration. Revenue from the Internet Division has grown significantly as a percentage of total revenue, increasing from 6% in 1996 to 94% in the three-month period ended March 31, 2001. Globix expects that Internet Division revenues will continue to grow both absolutely and as a percentage of total revenues.

     The largest component of Globix's total revenue is complex managed hosting services and connectivity including both minimum committed amounts and overages. In addition to fees based on bandwidth usage, Globix charges certain customer's monthly fees for the use of its physical facilities. Globix's complex managed hosting contracts typically range from one to two years. The second largest component of Globix's total revenue is from dedicated Internet access services to business customers. Globix's Internet access customers typically sign one or two-year contracts that provide for fixed, monthly-recurring service fees and a one-time installation fee. Application services are charged on a monthly, fixed price or time and materials basis. Globix continues to derive a portion of its total revenue from sales of third-party hardware and software, including workstation, web and database servers, network equipment, and server and application software licenses. Globix intends to continue to offer higher-margin workstation, server and software components as a complement to its Internet solutions. Globix maintains a limited inventory of hardware and software and typically purchases such products from third-party vendors only upon receipt of a customer order.

     Cost of revenue for the Internet Division consists primarily of telecommunications costs for Internet access and managed hosting customers. Telecommunications costs include the cost of providing local loop costs for connecting dedicated access customers to the Globix network, leased line and associated costs related to connecting with our peering partners, and costs associated with leased lines connecting our facilities to our backbone and aggregation points of presence. Cost of revenue for the Server Sales and Integration Division consist primarily of acquisition costs of third-party hardware and software.

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

     Globix historically has experienced negative cash flow from operations and has incurred net losses. Globix's ability to generate positive cash flow from operations and achieve profitability is dependent upon Globix's ability to continue to grow its revenue base and achieve further operating efficiencies. For the six months ended March 31, 2001 and 2000, Globix generated negative cash flows from operations of approximately $69.5 million and $49.1 million, respectively, and incurred net losses of approximately $105.3 million and $67.9 million, respectively. Globix expects to continue to experience negative cash flow from operations and to incur net losses as a result of its significant investment in the expansion of its network and facilities, the hiring of additional personnel and interest expense related to the 12.5% senior notes. As of March 31, 2001, Globix had an accumulated deficit of approximately $291.3 million.


Three-Months Ended March 31, 2001 As Compared To The Three-Months Ended March 31, 2000

     Revenue. Total revenue for the three-month period ended March 31, 2001 increased 50% to $26.8 million from $17.9 million for the three-month period ended March 31, 2000. Revenue from the Internet Division for the three-month period ended March 31, 2001 increased 143.2% to $25.1 million from $10.3 million for the three-month period ended March 31, 2000. This increase was primarily attributable to availability of new data center space, which provided the growing number of account managers with an opportunity to increase the number of customers and upsell existing accounts. Revenue from the Server Sales and Integration Division decreased 77.6% to $1.7 million for the three-month period ended March 31, 2001 from $7.6 million for the three-month period ended March 31, 2000. This decrease was primarily attributable to a planned shift in product mix toward recurring revenue streams with higher margins.

     Cost of Revenue. Cost of revenue for the three-month period ended March 31, 2001 was $10.5 million or 39.1% of total revenue as compared to $10.2 million or 57.0% of total revenue for the three-month period ended March 31, 2000. The increase in cost of revenue was primarily attributable to an increase in data transmission costs because of higher network operating and maintenance expenses associated with the expansion of the network backbone. As utilization of the network increases in future years, we expect to realize a reduction in this cost as a percent of revenue due to the network's scalability and fixed cost structure.

     Selling, General and Administrative. Selling general and administrative expenses for the three-month period ended March 31, 2001 were $28.3 million or 105.7% of total revenue as compared to $23.1 million or 128.9% of total revenue for the three-month period ended March 31, 2000. Approximately $4.1 million or 78.8% of the increase was attributable to an increase in sales and marketing, engineering, recruiting, finance and administrative personnel necessitated by the growth in Internet-related operations. The number of employees increased from approximately 590 as of March 31, 2000 to approximately 860 as of March 31, 2001. Approximately $1.7 million or 32.7% of the increase was attributable to an increase in bad debt expense necessitated by the recent deterioration in the business environment, particularly as it relates to the dot.com sector. These increases in personnel and bad debt expenses were partially off set by a $1.1 million or 51.0% reduction in marketing expenses for the three-month period ended March 31, 2001 as compared to the same period last year.

     Depreciation and Amortization. Depreciation and amortization increased to $8.0 million for the three-month period ended March 31, 2001 as compared to $4.6 million for the three-month period ended March 31, 2000. The increase was primarily related to the increase in construction costs and equipment purchases related to the network infrastructure enhancements of the Internet data centers in New York, London and Santa Clara.

     Interest and Financing Expense and Interest Income. Interest and financing expense decreased to $16.1 million for the three-month period ended March 31, 2001 as compared to $16.9 million for the three-month period ended March 31, 2000. The decrease is a result of increased capitalized interest in connection with the build-out of the network infrastructure and Interest data centers totaling $3.9 million for the three-months ended March 31, 2001 as compared to zero for the three-months ended March 31, 2000 off-set by interest costs associated with the $600 million 12.5% senior notes and the interest costs associated with the $21 million mortgage for the three-month period ended March 31, 2001 being included for the full three-month period in 2001 compared to the interest cost associated with this debt for only a portion of the three-month period ended March 31, 2000. The decrease in interest income to $4.4 million for the three-month period ended March 31, 2001 reflects the decrease in interest rates compared to the same three-month period in the prior year and decreased cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock.

     Other Income. The increase in other income to $1.5 million for the three-months ended March 31, 2001 is a result of the gain realized on the sale of short-term investments.

     Other Expense. The increase in other expense to $1.8 million for the three-months ended March 31, 2001 is a result of the loss realized on the impairment of certain strategic investments.

     Net Loss and Net Loss Attributable To Common Stockholders. As a result of the above, Globix reported a net loss of $32.0 million and net loss attributable to common stockholders of $33.7 million for the three-month period ended March 31, 2001 or $0.87 per share as compared to a net loss before extraordinary item of $29.5 million or $0.90 per share and a net loss attributable to common stockholders of $48.9 million or $1.41 per share (including the extraordinary loss associated with the $17.6 million or $0.51 per share impact of the early extinguishment of the Company's 13% Senior Notes) for the three-month period ended March 31, 2000.

Six-Months Ended March 31, 2001 As Compared To The Six-Months Ended March 31,
2000

     Revenue. Total revenue for the six-month period ended March 31, 2001 increased 55.7% to $53.0 million from $34.1 million for the six-month period ended March 31, 2000. Revenue from the Internet Division for the six-month period ended March 31, 2001 increased 181.9% to $48.7 million from $17.3 million for the six-month period ended March 31, 2000. This increase was primarily attributable to availability of new data center space, which provided the growing number of account managers with an opportunity to increase the number of customers and upsell existing accounts. Revenue from the Server Sales and Integration Division decreased 74.2% to $4.3 million for the six-month period ended March 31, 2001 from $16.8 million for the six-month period ended March 31, 2000. This decrease was primarily attributable to a planned shift in product mix toward recurring revenue streams with higher margins.

     Cost of Revenue. Cost of revenue for the six-month period ended March 31, 2001 was $20.9 million or 39.5% of total revenue as compared to $20.3 million or 59.5% of total revenue for the six-month period ended March 31, 2000. The increase in cost of revenue was primarily attributable to an increase in data transmission costs because of higher network operating and maintenance expenses associated with the expansion of the network backbone. As utilization of the network increases in future years, we expect to realize a reduction in this cost as a percent of revenue due to the network's scalability and fixed cost structure.

     Selling, General and Administrative. Selling general and administrative expenses for the six-month period ended March 31, 2001 were $59.1 million or 111.5% of total revenue as compared to $42.8 million or 125.6% of total revenue for the six-month period ended March 31, 2000. Approximately $10.9 million or 66.9% of the increase was attributable to an increase in sales and marketing, engineering, recruiting, finance and administrative personnel necessitated by the growth in Internet-related operations. The number of employees increased from approximately 590 as of March 31, 2000 to approximately 860 as of March 31, 2001. Approximately $4.1 million or 25.2% of the increase was attributable to an increase in bad debt expense necessitated by the recent deterioration in the business environment, particularly as it relates to the dot.com sector. These increases in selling, general and administrative expenses were off set by a $1.7 million or 30.9% reduction in marketing expenses for the six-month period ended March 31, 2001 as compared to the same period last year.

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

     Depreciation and Amortization. Depreciation and amortization increased to $15.5 million for the six-month period ended March 31, 2001 as compared to $7.9 million for the six-month period ended March 31, 2000. The increase was primarily related to the increase in construction costs and equipment purchases related to the network infrastructure enhancements of the Internet data centers in New York, London and Santa Clara.

     Interest and Financing Expense and Interest Income. Interest and financing expense increased to $32.6 million for the six-month period ended March 31, 2001 as compared to $22.4 million for the six-month period ended March 31, 2000. The increase is a result of interest costs associated with the $600 million 12.5% senior notes and the interest costs associated with the $21 million mortgage for the six-month period ended March 31, 2001 being included for the full six-month period in 2001 compared to the interest cost associated with this debt for only a portion of the six-month period ended March 31, 2000, off-set by increased capitalized interest in connection with the build-out of the network infrastructure and Interest data centers totaling $7.1 million for the six-months ended March 31, 2001 as compared to zero for the six-months ended March 31, 2000. The increase in interest income to $10.9 million for the six-month period ended March 31, 2001 reflects the cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock and the impact of declining interest rates compared to the same six-month period in the prior year.

     Other Income. The increase in other income to $1.5 million for the six-months ended March 31, 2001 is a result of the gain realized on the sale of short-term investments.

     Other Expense. The increase in other expense to $2.1 million for the six-months ended March 31, 2001 is a result of the loss realized on the impairment of certain strategic investments.

     Net Loss and Net Loss Attributable To Common Stockholders. As a result of the above, Globix reported a net loss of $105.3 million and net loss attributable to common stockholders of $108.7 million for the six-month period ended March 31, 2001 or $2.86 per share (including the cumulative effect change of accounting principle associated with the adoption of SAB No. 101 of $2.3 million or $0.06 per share impact from the cumulative effect change of accounting principle) as compared to a net loss before extraordinary item of $50.4 million or $1.55 per share and a net loss attributable to common stockholders of $70.2 million or $2.06 per share (including the extraordinary loss associated with the $17.6 million or $0.51 per share impact of the early extinguishment of the Company's 13% Senior Notes) for the six-month period ended March 31, 2000.

Liquidity and Capital Resources

     Globix has historically had losses from operations, which have been funded primarily through the issuance of debt and equity securities. In fiscal 1999, we received net proceeds of approximately $136.6 million from equity financings.

     In December 1999 Globix issued $80.0 million in Series A Convertible Preferred Stock to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand our build-out of Internet data centers and other facilities. The Company incurred approximately $4.75 million of issuance costs associated with the Series A Convertible Preferred Stock transaction, of which $3.2 million was a fee paid to Hicks Muse. The preferred stock is convertible into common stock at any time and cannot be called for redemption for five years. Under the agreement, the Series A Convertible Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend rate of 7.5% payable quarterly in cash or additional preferred stock at the option of Globix.

     In January 2000, Globix obtained a $21.0 million loan secured by a first mortgage on the building at 139 Centre Street housing Globix's New York Internet data center. The loan accrues interest at a rate of 9.16% (subject to adjustment on February 11, 2010) annually using a 25-year amortization schedule and is due February 2010.

     In February 2000, the Company issued $600 million 12.5% Senior Notes due 2010 in a private placement resulting in net proceeds of approximately $580.0 million. In March 2000 Globix completed its tender offer to purchase for cash all of its outstanding 13% Senior Notes due 2005, $160.0 million in principal amount. The purchase price in the tender offer was 106.5% of the principal amount, plus accrued and unpaid interest.

     Cash flows used in operating activities were $69.5 and $49.1 million for the six-months ended March 31, 2001 and 2000, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In both periods, our net losses were the primary component of cash used in operating activities, offset in 2001 by non-cash charges related to the lease termination and other related equipment expenses, the cumulative effect of the adoption of SAB No. 101 and a loss on impairment of an investment as well as, in both periods, depreciation and amortization expenses relating to our build out of our network and facilities and non-cash amortization of debt issuance costs.

     Cash flows used in investing activities were $75.3 and $65.3 million for the six-months ended March 31, 2001 and 2000, respectively. Investments in capital expenditures related to our network and facilities were $104.8 and $19.0 million for the six-months ended March 31, 2001 and 2000, respectively. Of this amount, $91.3 and $19.0 million for the six-months ended March 31, 2001 and 2000, respectively was expended in cash and the balance was financed under financing arrangements or remained in accounts payable and accrued liabilities at each period-end.

     Cash flows provided by financing activities were $0.4 and $511.7 million for the six-months ended March 31, 2001 and 2000, respectively. In 2001 and 2000, Globix received net proceeds from the exercise of stock options and warrants and repaid certain mortgage and capital lease obligations. In 2000, cash flows from financing activities included debt and equity financings totaling $675.3 million offset by the early repayment of $170.4 million of 13% Senior Notes.

     As of March 31, 2001, we had $256.0 million of cash, cash equivalents, short-term investments, restricted cash, restricted investments and marketable securities. At March 31, 2001, we had working capital of approximately $192.6 million, as compared to working capital of approximately $366.1 million at September 30, 2000. Working capital decreased $173.5 million primarily due to timing of operating cash receipts and disbursements, funding of operating losses and capital expenditures.

     Certain computer and network equipment has been financed through vendors and financial institutions under capital and operating lease arrangements. Capital lease obligations total approximately $9.7 million at March 31, 2001. As of March 31, 2001, Globix has various agreements to lease facilities and equipment and is obligated to make future minimum lease payments of approximately $280.2 million on operating leases expiring in various years through 2020. In addition, Globix has issued collateralized letters of credit aggregating approximately $26.7 million. The related collateral funds are included in restricted cash and investments on the consolidated balance sheet at March 31, 2001. We intend to continue to make significant capital expenditures during the next twelve-months as we expand our Internet data centers and network infrastructure. We expect to finance such capital expenditures primarily through existing cash, vendor financing and a mortgage with respect to our Greenwich Street, New York property. Since our September 30, 2000 fiscal year-end, Globix has secured commitments for equipment financing arrangements from several vendors totaling approximately $47.0 million. At March 31, 2001 approximately $32.0 million of such commitments are unused.

     Due to current state of the capital markets, we have determined that Globix cannot rely upon obtaining additional funding from the debt and equity markets on an acceptable basis within the near future. Consequently, we have continued to modify our expansion plan in order to delay, scale-back and eliminate certain facilities and the purchase of related equipment. The plan assumes that Globix will refinance its new Greenwich Street, New York property, which is currently debt free along with certain other revenue and cost assumptions. There can be no assurance that these assumptions will prove correct. Based on these assumptions, our cash on hand is sufficient to fund our operations for the next twelve months. We will continue to monitor the capital markets with a view towards obtaining additional funding to accelerate the growth of our business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At March 31, 2001, we had financial instruments consisting of fixed rate debt, mortgage payable marketable securities, short-term investments and other investments. The substantial majority of our debt obligations consist of the Senior Notes, which bear interest at 12.5% and mature May 1, 2010. The mortgage interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025. Annual maturities for our capital lease obligations (including interest) in each of the next twelve-months are as follows: $4.9 million in 2002, $3.1 million in 2003, $2.2 million in 2004, $1.1 million in 2005 and thereafter.

     Marketable securities include Globix's strategic investment in Edgar On-Line, a publicly traded entity, which is recorded at its fair market value. Globix does not hedge its exposure to fluctuations in the value of its equity securities.

     Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At March 31, 2001, all of our investments are due to mature within twelve months except $30.5 million and the carrying value of such investments approximates fair value. At March 31, 2001, $37.4 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

     Not Applicable

Item 3.   Defaults Upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

     During the quarter ended March 31, 2001 there were no matters submitted to a vote of security holders.

Item 5.   Other Information

     Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          10.24 Amendment No. 2 to Marc H. Bell Employment Agreement dated March 21, 2001

     (b)  Reports on Form 8-K-Not Applicable

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Globix Corporation



                                   By:       /s/ Marc H. Bell
                                      ------------------------------------------
                                              Marc H. Bell, Chairman and
                                                Chief Executive Officer
Date: May 10, 2001

                                   By:       /s/ Brian L. Reach
                                      ------------------------------------------
                                        Brian L. Reach, Senior Vice President
                                             and Chief Financial Officer

Date: May 10, 2001

                                   By:       /s/ Shawn P. Brosnan
                                      ------------------------------------------
                                             Shawn P. Brosnan, Vice President,
                                            Corporate Controller and Chief
                                                  Accounting Officer

Date: May 10, 2001