Form 10-Q
period 2001-06-30
GLOBIX CORP
filed 2001-08-14
CIK 1003111

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

                                   ---------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


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


  Number of shares of the Registrant's common stock outstanding as of August 9, 2001 was 42,010,000.

================================================================================

                      GLOBIX CORPORATION AND SUBSIDIARIES

                               Table of Contents

Part I     Financial Information                                                                                   Page
                                                                                                                   ----
  Item 1.  Consolidated Balance Sheets - As of June 30, 2001 and September 30, 2000............................      1
           Consolidated Statements of Operations - For the Three Months Ended June 30, 2001 and 2000...........      2
           Consolidated Statements of Operations - For the Nine Months Ended June 30, 2001 and 2000............      2
           Consolidated Statements of Cash Flows - For the Nine Months Ended June 30, 2001 and 2000............      3
           Notes to Consolidated Financial Statements..........................................................      5
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............     10
  Item 3.  Quantitative and Qualitative Disclosure of Market Risk..............................................     16

Part II    Other Information                                                                                        17

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

                      GLOBIX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (All Dollars in Thousands, Except Share and Per Share Data)


                                                                                                       June 30,    September 30,
                                                                                                         2001          2000
                                                                                                      ---------      ---------
Assets                                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents......................................................................     $ 185,497      $ 363,877
  Short-term investments.........................................................................            --          9,948
  Marketable securities..........................................................................         4,234          4,685
  Accounts receivable, net of allowance for doubtful accounts of $4,801 and $4,072,
    respectively.................................................................................        19,204         21,403
  Inventories....................................................................................           103             38
  Prepaid expenses and other current assets......................................................         8,928          4,403
  Restricted cash................................................................................         6,663          7,093
                                                                                                      ---------      ---------
     Total current assets........................................................................       224,629        411,447
Investments, restricted..........................................................................        30,523         36,085
Property, plant and equipment, net...............................................................       348,283        248,424
Debt issuance costs, net of accumulated amortization of  $1,585 and $719, respectively...........        19,213         20,217
Intangible assets, net of accumulated amortization of $2,073 and  $197, respectively.............         6,037          6,650
Other assets.....................................................................................         5,030          6,768
                                                                                                      ---------      ---------
     Total assets................................................................................     $ 633,715      $ 729,591
                                                                                                      =========      =========

Liabilities and Stockholders' Deficit
Current liabilities:
  Capital lease and other obligations............................................................     $   4,613      $   2,173
  Accounts payable...............................................................................        18,579         16,964
  Accrued liabilities............................................................................        28,192         13,669
  Accrued interest...............................................................................        31,250         12,502
                                                                                                      ---------      ---------
     Total current liabilities...................................................................        82,634         45,308
Capital lease obligations, net of current portion................................................         7,413          1,135
Mortgage payable.................................................................................        20,492         20,674
Senior Notes.....................................................................................       600,000        600,000
Other long term liabilities......................................................................         7,614          4,462
                                                                                                      ---------      ---------
     Total liabilities...........................................................................       718,153        671,579

Redeemable convertible preferred stock...........................................................        81,412         76,042

Stockholders' Deficit
Common stock, $.01 par value; 500,000,000 shares authorized;
 42,006,229 and 37,307,315 shares issued and outstanding, respectively...........................           420            373
Additional paid-in capital.......................................................................       173,254        165,890
Deferred compensation............................................................................        (7,889)            --
Accumulated other comprehensive income...........................................................        (4,307)         1,784
Accumulated deficit..............................................................................      (327,328)      (186,077)
                                                                                                      ---------      ---------
     Total stockholders' deficit.................................................................      (165,850)       (18,030)
                                                                                                      ---------      ---------
  Total liabilities and stockholders' deficit....................................................     $ 633,715      $ 729,591
                                                                                                      =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (All Dollars in Thousands, Except Share and Per Share Data)

                                                                             Three months ended             Nine months ended
                                                                             ------------------             -----------------
                                                                                   June 30,                      June 30,
                                                                                   --------                      --------
                                                                             2001             2000          2001          2000
                                                                             ----             ----          ----          ----
                                                                                  (Unaudited)                    (Unaudited)
                                                                                  -----------                    -----------
Revenue...............................................................    $    26,239      $    21,376   $    79,257   $    55,434
Operating costs and expense:
  Cost of revenue.....................................................          9,774           10,590        30,720        30,864
  Selling, general and administrative.................................         31,994           25,860        91,069        68,644
  Non-recurring restructuring expenses................................             --               --        38,109            --
  Depreciation and amortization.......................................          8,526            4,699        24,073        12,646
                                                                          -----------      -----------   -----------   -----------
Total operating costs and expenses....................................         50,294           41,149       183,971       112,154
                                                                          -----------      -----------   -----------   -----------
Loss from operations..................................................        (24,055)         (19,773)     (104,714)      (56,720)
  Interest and financing expense......................................        (14,458)         (19,083)      (47,056)      (41,490)
  Interest income.....................................................          2,993            8,143        13,908        17,138
  Other income........................................................            427              601         1,911           601
  Other expense.......................................................           (907)              --        (2,967)           --
                                                                          -----------      -----------   -----------   -----------
Loss before extraordinary loss and cumulative effect of a change
  in accounting principle.............................................        (36,000)         (30,112)     (138,918)      (80,471)
Extraordinary loss....................................................             --               --            --       (17,577)
Cumulative effect of a change in accounting principle.................             --               --        (2,332)           --
                                                                          -----------      -----------   -----------   -----------
Net loss..............................................................        (36,000)         (30,112)     (141,250)      (98,048)
  Dividends and accretion on preferred stock..........................         (1,789)          (1,738)       (5,286)       (4,030)
                                                                          -----------      -----------   -----------   -----------
Net loss attributable to common stockholders'.........................    $   (37,789)     $   (31,850)  $  (146,536)  $  (102,078)
                                                                          ===========      ===========   ===========   ===========

Basic and diluted loss per share attributable to common stockholders'
 before extraordinary loss and cumulative effect of a change in
  accounting principle................................................    $     (0.97)     $     (0.91)  $     (3.76)  $     (2.45)

Extraordinary loss per share..........................................             --               --            --         (0.51)
Cumulative effect of a change in accounting principle.................             --               --         (0.06)           --
                                                                          -----------      -----------   -----------   -----------
Basic and diluted net loss per share attributable to common
 stockholders'........................................................    $     (0.97)     $     (0.91)  $     (3.82)  $     (2.96)
                                                                          ===========      ===========   ===========   ===========

Weighted average common shares outstanding--basic and diluted.........     38,933,135       34,930,685    38,318,812    34,433,230
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

                      GLOBIX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          (All Dollars in Thousands, Except Share and Per Share Data)

                                                                                               Nine months ended
                                                                                               -----------------
                                                                                                     June 30,
                                                                                                     --------
                                                                                               2001            2000
                                                                                               ----            ----
Cash flows from operating activities
Net loss...............................................................................     $(141,250)      $ (98,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization..........................................................        24,073          12,646
Provision for uncollectible accounts receivable........................................         7,348           1,480
Extraordinary loss on early extinguishment of debt.....................................            --          17,577
Cumulative effect of a change in accounting principle..................................         2,332              --
Non-recurring restructuring expenses...................................................        17,094              --
Gain on sale of short term investment..................................................        (1,459)             --
Gain on sale of marketable securities..................................................          (427)           (601)
Loss on impairment of investment.......................................................         2,750              --
Amortization of debt issuance costs....................................................           866             753
Amortization of deferred compensation..................................................         1,110              --
Changes in operating assets and liabilities:
Accounts receivable....................................................................        (5,149)        (12,023)
Inventories............................................................................           (66)            943
Prepaid expenses and other current assets..............................................        (4,490)         (1,284)
Other assets...........................................................................        (3,834)           (681)
Accounts payable.......................................................................         1,796             569
Accrued liabilities....................................................................         7,331             822
Accrued interest.......................................................................        18,748          22,583
Other..................................................................................          (748)           (292)
                                                                                            ---------       ---------
Net cash used in operating activities..................................................       (73,975)        (55,556)
                                                                                            ---------       ---------

Cash flows from investing activities
Proceeds from sale of short term investments...........................................        10,180         (45,815)
Use of restricted cash and investments.................................................         5,991          13,477
Proceeds from sale of marketable securities............................................         1,026           1,125
Purchases of property, plant and equipment.............................................      (118,224)        (72,042)
                                                                                            ---------       ---------
Net cash used in investing activities..................................................      (101,027)       (103,255)
                                                                                            ---------       ---------

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

                                                                                            Nine months ended,
                                                                                            ------------------
                                                                                                 June 30,
                                                                                                 --------
                                                                                               2001            2000
                                                                                               ----            ----
Cash flows from financing activities
Proceeds from exercise of stock options and warrants, net...........................      $   2,498       $   9,480
Proceeds from Senior Note offering, net of offering expenses........................             --         580,000
Proceeds from issuance of redeemable convertible preferred stock, net...............             --          75,250
Payments of dividends on redeemable convertible preferred stock.....................             --          (3,475)
Repayments of Senior Notes..........................................................             --        (170,400)
Proceeds from mortgage payable, net of expenses.....................................             --          20,000
Repayments of mortgage payable and capital lease obligations........................         (3,621)         (1,626)
                                                                                          ---------       ---------
Net cash (used in)/provided by financing activities.................................         (1,123)        509,229
                                                                                          ---------       ---------

Effects of exchange rate changes on cash and cash equivalents.......................         (2,255)         (1,463)
                                                                                          ---------       ---------
Net (decrease) increase in cash and cash equivalents................................       (178,380)        348,955
Cash and cash equivalents, beginning of period......................................        363,877         101,471
                                                                                          ---------       ---------
Cash and cash equivalents, ending of period.........................................      $ 185,497       $ 450,426
                                                                                          =========       =========

Supplemental disclosure of cash flow information
Cash paid for interest..............................................................      $  39,655       $  18,147
Cash paid for income taxes..........................................................      $      34       $      54
Cumulative dividends and accretion on preferred stock...............................      $   5,286       $   4,030
Non-cash financing activities:
 Equipment acquired under capital lease obligations.................................      $  12,157              --
 Capital expenditures included in accounts payable, accrued liabilities and other
 long term liabilities..............................................................      $  16,978              --

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at June 30, 2001 and the results of its operations for the three-month and nine-months periods ended June 30, 2001 and 2000 and its cash flows for the nine-month periods ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month and nine-months periods ending June 30, 2001 are not necessarily indicative of the operating results that may be expected for future periods.

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

2.   Property, Plant and Equipment

     Property, plant and equipment consist of the following:

                                                                                                       June 30,      September 30,
                                                                                                       --------      -------------
                                                                                                         2001            2000
                                                                                                         ----            ----
     Land..........................................................................................    $   1,997      $   1,997
     Building and building improvements............................................................      165,856         55,416
     Leasehold improvements........................................................................       71,087         30,927
     Computer hardware and software and network equipment..........................................      136,417         67,552
     Furniture and equipment.......................................................................        9,274          7,198
                                                                                                       ---------      ---------
                                                                                                         384,631        163,090
     Less: Accumulated depreciation and amortization...............................................      (47,152)       (25,731)
     Add: Construction in progress.................................................................       10,804        111,065
                                                                                                       ---------      ---------
     Property, plant and equipment, net............................................................    $ 348,283      $ 248,424
                                                                                                       =========      =========



     Certain computer and network equipment are recorded under capital leases that aggregated approximately $18.2 and $6.0 million as of June 30, 2001 and September 30, 2000, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $4.8 and $3.2 million as of June 30, 2001 and September 30, 2000, respectively.

     Costs incurred prior to completion of construction of Internet data centers and network infrastructure upgrades are reflected as construction in progress in the accompanying consolidated balance sheets and are recorded as property, plant and equipment at the date each Internet data center or network segment becomes operational. Construction in progress includes direct expenditures for construction of the Internet data center facilities, related network equipment and network upgrade projects and is stated at cost. Capitalized costs include costs incurred under the construction contract, advisory, consulting and legal fees as well as labor and interest incurred during the construction phase. Capitalized interest is included in construction in progress under the provisions of SFAS No. 34 and totals approximately $12.4 million and $0.3 for the nine-month periods ended June 30, 2001 and 2000, respectively. During the quarter ended June 30, 2001 certain projects including two new Internet data centers, expansion projects at several existing facilities and network infrastructure upgrades totaling approximately $203.4 million became operational. Accordingly, such assets were placed into service and recorded as a component of the respective depreciable asset category.

   ATC Merger Corp. ("ATC Corp."), a wholly-owned subsidiary of the Company, owns the land and building located at 139 Centre Street, New York, New York. The nine-story building with approximately 160,000 square feet of floor space houses the Company's corporate headquarters and one of its Internet data center facilities. A former owner of the right to purchase the Centre Street property may be entitled to additional consideration if Globix sells the property. Such amount will be equal to the greater of (a) $1.0 million (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) ten percent of the gross sales price of the property if such sales price is greater than $17.5 million.

3. Accrued Liabilities

   Accrued liabilities consist of the following:

                                                                                                         June 30,    September 30,
                                                                                                         --------    -------------
                                                                                                           2001             2000
                                                                                                           ----             ----
   Restructuring reserves........................................................................        $  6,170      $      --
   Deferred revenue..............................................................................           4,055            601
   Accrued construction costs....................................................................           4,255          3,172
   Other.........................................................................................          13,712          9,896
                                                                                                         --------      ----------
                                                                                                         $ 28,192      $   13,669
                                                                                                         ========      ==========


4. Senior Notes

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

6. Redeemable Convertible Preferred Stock

   The Company has designated 250,000 shares of its authorized 5,000,000 shares of Preferred Stock, $0.01 par value, as a Series A. At June 30, 2001, there were 84,587 Series A Preferred Shares outstanding and 165,413 Series A Preferred Shares reserved for issuance.

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

    During the three-month periods ended June 30, 2001, March 31, 2001 and December 31, 2000 the Company declared and paid dividends in the form of a stock dividend to the holders of the Series A Preferred Stock. In connection with such dividends, the Holders of the Series A Preferred Stock received a total of 1,557, 1,529 and 1,501 shares of Series A Preferred Stock on June 30, 2001, March 31, 2001 and December 31, 2000, respectively.

7.  Stockholder's Equity

    In December 2000, Globix granted approximately 3.1 million shares of restricted stock to certain employees and directors. The restricted stock awards vest 25% per year over a four-year period on the anniversary date of the grant. In connection with this restricted stock grant the Company has recorded a deferred compensation charge of $8,999 in stockholders equity. This deferred compensation will be recorded as compensation expense over the four-year vesting period. Compensation expense recorded in the three-month and nine-month period ended June 30, 2001 was $548 and $1,110, respectively.


8.  Segment Information

    The Company reports segment information under SFAS No. 131, which establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company is a full service provider of sophisticated Internet solutions. The Company operates several Internet data centers throughout the United States and Europe. Each Internet data center provides the same internet related services to similar type of customers. Effective April 1, 2001 and for the fiscal quarter ended June 30, 2001,Globix reports its results of operations in one operating segment under the provisions of SFAS No. 131. Previously the Company reported under two operating segments.


    The following table sets forth geographic segment information for the three-month and nine-month periods ended June 30, 2001 and 2000:

                                                                                Three-month period ended    Nine-month period ended
                                                                               --------------------------  -------------------------
                                                                                        June 30,                   June 30,
                                                                               --------------------------  -------------------------
                                                                                   2001          2000          2001           2000
                                                                                   ----          ----         -----           ----
Revenue:
  United States.........................................................         $ 20,434      $ 19,003     $  62,943     $ 51,503
  Europe................................................................            5,805         2,373        16,314        3,931
                                                                                 --------      --------     ---------     --------
     Consolidated.......................................................         $ 26,239      $ 21,376     $  79,257     $ 55,434
                                                                                 ========      ========     =========     ========
Operating income (loss):
  United States.........................................................         $(20,545)     $(16,207)    $ (95,522)    $(46,031)
  Europe................................................................           (3,510)       (3,566)       (9,192)     (10,689)
                                                                                 --------      --------     ---------     --------
     Consolidated.......................................................         $(24,055)     $(19,773)    $(104,714)    $(56,720)
                                                                                 ========      ========     =========     ========
Identifiable assets:
  United States.........................................................         $528,485      $717,244     $ 528,355     $717,244
  Europe................................................................           79,980        25,259        79,980       25,259
                                                                                 --------      --------     ---------     --------
     Consolidated.......................................................         $608,465      $742,503     $ 608,335     $742,503
                                                                                 ========      ========     =========     ========

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

     The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of June 30, 2001 and 2000 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive:

                                                                                                          June 30,
                                                                                                          --------
                                                                                                    2001             2000
                                                                                                    ----             ----
         Convertible preferred stock.......................................................      8,458,700        8,000,000
         Stock options.....................................................................     10,571,700       10,043,800
         Unvested restricted stock.........................................................      3,063,500               --
         Warrants..........................................................................        194,800          357,400
                                                                                                ----------       ----------
                                                                                                22,288,700       18,401,200
                                                                                                ==========       ==========

     The following is a reconciliation of net loss attributable to common stockholders' for the three-month and nine-month periods ended June 30, 2001 and 2000:

                                                                               Three-month period ended    Nine month period ended
                                                                              --------------------------  --------------------------
                                                                                       June 30,                    June 30,
                                                                              --------------------------  --------------------------
                                                                                     2001          2000          2001          2000
                                                                              -----------   -----------   -----------   -----------
Numerator:
Loss before extraordinary loss and cumulative effect of a change in
 accounting principle......................................................   $   (36,000)  $   (30,112)  $  (138,918)  $   (80,471)
Dividend and accretion on preferred stock..................................        (1,789)       (1,738)       (5,286)       (4,030)
                                                                              -----------   -----------   -----------   -----------
Net loss attributable to common stockholders' before extraordinary loss
  and cumulative effect of a change in accounting principle................       (37,789)      (31,850)     (144,204)      (84,501)
Extraordinary loss.........................................................            --            --            --       (17,577)
Cumulative effect of a change in accounting principle......................            --            --        (2,332)           --
                                                                              -----------   -----------   -----------   -----------
Net loss attributable to common stockholders'..............................   $   (37,789)  $   (31,850)  $  (146,536)  $  (102,078)
                                                                              ===========   ===========   ===========   ===========

Denominator:
Weighted average shares outstanding-basic and diluted......................    38,933,135    34,930,685    38,318,812    34,433,230
                                                                              ===========   ===========   ===========   ===========


10.  Comprehensive Loss

     The Company reports comprehensive loss under the provisions of SFAS No.
130. Accumulated other comprehensive loss is reported as a component of stockholders equity in the consolidated balance sheets. The Company primarily has two components of comprehensive loss: cumulative translation adjustments from the Company's operations in foreign countries and unrealized gains and losses on marketable securities classified as available for sale. The following table summarizes the components of other comprehensive loss for the three-month and nine-month periods ended June 30, 2001 and 2000:

                                                                            Three-month period ended    Nine-month period ended
                                                                           --------------------------  -------------------------
                                                                                    June 30,                   June 30,
                                                                                    --------                   --------
                                                                                2001         2000          2001         2000
                                                                                ----         ----          ----         ----
Net loss.................................................................  $  (36,000)   $  (30,112)   $ (141,250)   $ (98,048)
Other comprehensive income (loss):
  Unrealized gain (loss) on marketable securities available for sale.....         793        (8,939)       (2,610)      (6,163)
  Foreign currency translation adjustment................................         (98)         (951)       (2,255)      (1,463)
                                                                           ----------    ----------    ----------    ---------
Comprehensive loss:......................................................  $  (35,305)   $  (40,002)   $ (146,115)   $(105,674)
                                                                           ==========    ==========    ==========    =========

11.  Revenue Recognition

  Monthly service revenue related to managed hosting and Internet access is recognized over the period services are provided. Revenue derived from application services is recognized as the project progresses. Projects are generally completed within less than one year. Payments received in advance of providing services are deferred until the period such services are provided.

  Effective October 1, 2000, the Company changed its revenue recognition method for set up and service installation fees upon the adoption of SAB No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 expresses the view of the SEC Staff in applying generally accepted accounting principles to certain revenue recognition issues. Under the provisions of SAB No. 101 set up and installation revenue are deferred and recognized over the estimated life of the underlying service contracts, which range from twelve to thirty six months. Prior to the adoption of SAB No. 101, the Company recognized revenue immediately upon completion of set up or installation. The change in accounting principle resulted in a revenue deferred and cumulative effect charge totaling $2.3 million or $0.06 per share, which was reflected in the accompanying consolidated statements of operations. The adoption of SAB No. 101 (increased)/decreased the net loss $(52) and $368 for the three-month and nine-month periods ended June 30, 2001, respectively.

12.  Recent Technical Accounting Pronouncements

  In June 2001, the FASB issued SFAS Nos. 141 and 142 entitled, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. SFAS No. 142 is effective beginning October 1, 2002. Globix expects the adoption of SFAS Nos. 141 and 142 will not have a material impact on Globix's consolidated financial position, results of operations or cash flows.

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

Overview

  We are a leading full-service provider of sophisticated Internet solutions to businesses. Our solutions include secure and fault-tolerant Internet data centers with high performance network services providing connectivity to the Internet and complex Internet-based application services, which include hosting, streaming media and GlobixMail. These elements of our total Internet solution combine to provide our customers with the ability to create operate and scale their increasingly complex Internet operations in a cost-efficient manner.

  Our customers primarily use our services to maintain complex computer equipment in a secure fault-tolerant environment with connectivity to a high-speed, high-capacity, direct link to the Internet and to support complex Internet applications. We currently offer services from our Internet data centers in New York City, London and Santa Clara, California. Our teams of account managers, computer system and network engineers and customer support specialists are based at each of these locations. We also maintain Internet data centers in Atlanta, Georgia and the Washington D.C. suburb of McLean, Virginia. Our strong local market presence enables us to evaluate the needs of our customers and quickly respond with tailored solutions. We also provide our customers the ability to outsource the systems administration and technical management of their Internet presence. Our products are flexible and scaleable, allowing us to modify the size and breadth of the services we provide. We believe that our ability to offer a broad range of Internet services, combined with our local sales and support professionals and high performance Internet data center facilities and network, differentiates us from our competitors.

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

  In 1998, Globix undertook a major expansion plan in order to more aggressively pursue opportunities resulting from the tremendous growth of the Internet. In April 1998, Globix completed a $160.0 million offering of 13% senior notes. In June and July 1999, Globix completed construction of its initial Internet data center facilities in New York City, London and Santa Clara, California and began operations at each facility.

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

  For fiscal periods ending on or before March 31, 2001 Globix reported its results of operations in two operating segments: the "Internet Division" and the "Server Sales and Integration Division." The Internet Division provides, complex managed hosting, dedicated Internet access and application services, (such as, streaming media, network security and server administration and network monitoring). The Server Sales and Integration Division provides Internet-related hardware and software, systems and network integration. Revenue from the Internet Division has grown significantly as a percentage of total revenue, increasing from 6% in 1996 to 94% in the three-month period ended March 31, 2001. Effective April 1, 2001 and for the fiscal quarter ended June 30, 2001, Globix reports its results of operations in one operating segment under the provisions of SFAS No. 131.

  The largest component of Globix's total revenue is complex managed hosting services and connectivity including both minimum committed amounts and overages. In addition to fees based on bandwidth usage, Globix charges certain customer's monthly fees for the use of its physical facilities. Globix's complex managed hosting contracts typically range from one to three years. The second largest component of Globix's total revenue is dedicated Internet access services to business customers. Globix's Internet access customers typically sign one or two-year contracts that provide for fixed, monthly-recurring service fees and a one-time installation fee. Application services are charged on a monthly, fixed price or time and materials basis.

  Cost of revenue consists primarily of telecommunications costs for Internet access and managed hosting customers. Telecommunications costs include the cost of providing local loop costs for connecting dedicated access customers to the Globix network, leased line and associated costs related to connecting with our peering partners, and costs associated with leased lines connecting our facilities to our backbone and aggregation points of presence. Cost of revenue also includes acquisition costs of third-party hardware and software.

  Selling, general and administrative expenses consist primarily of sales and marketing, personnel and related occupancy costs; advertising costs; salaries and occupancy costs for executive, financial, personnel recruitment and administrative personnel and related operating expenses associated with network operations, customer service and field services.

  Globix depreciates its capital assets on a straight-line basis over the useful life of the assets, ranging from 3 to 40 years. Globix amortizes its identifiable intangible assets (primarily customer lists) on a straight-line basis over periods ranging from 12 to 36 months. In addition, Globix amortizes debt issuance costs associated with its debt financings over the term of those obligations using the effective interest method.

  Globix historically has experienced negative cash flow from operations and has incurred net losses. Globix's ability to generate positive cash flow from operations and achieve profitability is dependent upon Globix's ability to continue to grow its revenue base and achieve further operating efficiencies. For the nine months ended June 30, 2001 and 2000, Globix generated negative cash flows from operations of approximately $74.0 million and $55.6 million, respectively, and incurred net losses of approximately $141.3 million and $98.0 million, respectively. Globix expects to continue to experience negative cash flow from operations and to incur net losses as a result of its significant investment in the expansion of its network and facilities and interest expense related to the 12.5% Senior Notes. As of June 30, 2001, Globix had an accumulated deficit of approximately $327.3 million.

Three-Months Ended June 30, 2001 As Compared To The Three-Months Ended June 30, 2000

  Revenue. Revenue for the three-month period ended June 30, 2001 increased 22.7% to $26.2 million from $21.4 million for the three-month period ended June 30, 2000. This increase was primarily attributable to availability of data center space, which provided the growing number of account managers with an opportunity to increase the number of customers and upsell existing accounts.

  Cost of Revenue. Cost of revenue for the three-month period ended June 30, 2001 was $9.8 million or 37.2% of total revenue as compared to $10.6 million or 49.5% of total revenue for the three-month period ended June 30, 2000. The decrease in cost of revenue was primarily attributable to a shift in product mix toward recurring revenue streams with higher margins. As utilization of the network increases in future years, we expect to realize a reduction in this cost as a percent of revenue due to the network's scalability and fixed cost structure.

  Selling, General and Administrative. Selling general and administrative expenses for the three-month period ended June 30, 2001 were $32.0 million or 121.9% of revenue as compared to $25.9 million or 121.0% of revenue for the three-month period ended June 30, 2000. Approximately $4.8 million or 77.8% of the increase was attributable to an increase in sales and marketing, engineering, recruiting, finance and administrative personnel necessitated by the growth in Internet-related operations. The number of employees increased from approximately 640 as of June 30, 2000 to approximately 796 as of June 30, 2001. Approximately $2.0 million or 32.8% of the increase was attributable to an increase in bad debt expense necessitated by deterioration in the business environment, particularly as it relates to the dot.com sector. The allowance for doubtful accounts as a percentage of accounts receivable and in absolute dollars has increased as a result of the continued difficult economic environment. These increases in personnel and bad debt expenses were partially offset by a $1.2 million or 39.0% reduction in marketing expenses for the three-month period ended June 30, 2001 as compared to the same period last year.

  Depreciation and Amortization. Depreciation and amortization increased to $8.5 million for the three-month period ended June 30, 2001 as compared to $4.7 million for the three-month period ended June 30, 2000. The increase was primarily related to the increase in construction costs and equipment purchases related to the network infrastructure enhancements of the Internet data centers in New York, London and Santa Clara.

  Interest and Financing Expense and Interest Income. Interest and financing expense decreased to $14.5 million for the three-month period ended June 30, 2001 as compared to $19.1 million for the three-month period ended June 30, 2000. The decrease is a result of increased capitalized interest in connection with the build-out of the network infrastructure and Interest data centers totaling $5.4 million for the three-months ended June 30, 2001 as compared to $0.3 for the three-months ended June 30, 2000. The decrease in interest income to $3.0 million for the three-month period ended June 30, 2001 reflects the decrease in interest rates compared to the same three-month period in the prior year and decreased average cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock.

  Other Income. Other income decreased to $0.4 million for the three-month period ended June 30, 2001 as compared to $0.6 million for the three-month period ended June 30, 2000 is a result of reduced gains on the sale of short-term investments

  Other Expense. The increase in other expense to $0.9 million for the three-months ended June 30, 2001 is a result of the loss realized on the impairment of certain strategic investments.

  Net Loss and Net Loss Attributable To Common Stockholders. As a result of the above, Globix reported a net loss of $36.0 million and net loss attributable to common stockholders of $37.8 million for the three-month period ended June 30, 2001 or $0.97 per share as compared to a net loss of $30.1 million and a net loss attributable to common stockholders of $31.9 million or $0.91 per share for the three-month period ended June 30, 2000.

Nine-Months Ended June 30, 2001 As Compared To The Nine-Months Ended June 30,
2000

  Revenue. Revenue for the nine-month period ended June 30, 2001 increased 43.0% to $79.3 million from $55.4 million for the nine-month period ended June 30, 2000. This increase was primarily attributable to availability of new data center space, which provided the growing number of account managers with an opportunity to increase the number of customers and upsell existing accounts.

  Cost of Revenue. Cost of revenue for the nine-month period ended June 30, 2001 was $30.7 million or 38.8% of revenue as compared to $30.9 million or 55.7% total revenue for the nine-month period ended June 30, 2000. The decrease in cost of revenue was primarily attributable to a shift in product mix toward recurring revenue streams with higher margins. As utilization of the network increases in future years, we expect to realize a reduction in this cost as a percent of revenue due to the network's scalability and fixed cost structure.

  Selling, General and Administrative. Selling general and administrative expenses for the nine-month period ended June 30, 2001 were $91.1 million or 114.9% of revenue as compared to $68.6 million or 123.8% of revenue for the nine-month period ended June 30, 2000. Approximately $15.7 million or 69.9% of the increase was attributable to an increase in sales and marketing, engineering, recruiting, finance and administrative personnel necessitated by the growth in Internet-related operations. The number of employees increased from approximately 640 as of June 30, 2000 to approximately 796 as of June 30, 2001. Approximately $5.9 million or 26.2% of the increase was attributable to an increase in bad debt expense necessitated by the deterioration in the business environment, particularly as it relates to the dot.com sector. These increases in selling, general and administrative expenses were offset by a $2.9 million or 33.7% reduction in marketing expenses for the nine-month period ended June 30, 2001 as compared to the same period last year.

  Non-Recurring Restructuring Expenses. This charge of approximately $38.1 million is attributable to the non-recurring restructuring expenses associated with the execution of our revised business plan, whereby we plan to construct fewer Internet data centers and have taken an estimated charge associated with the termination of certain leases and reduction of certain commitments for surplus power and environmental equipment related to the Internet data center expansion. This charge includes estimated lease termination costs in addition to a write-off of construction in progress associated with equipment, capitalized interest, consulting and legal fees, construction and pre-construction related costs previously capitalized.

  Depreciation and Amortization. Depreciation and amortization increased to $24.1 million for the nine-month period ended June 30, 2001 as compared to $12.6 million for the nine-month period ended June 30, 2000. The increase was primarily related to the increase in construction costs and equipment purchases related to the network infrastructure enhancements of the Internet data centers in New York, London and Santa Clara.

  Interest and Financing Expense and Interest Income. Interest and financing expense increased to $47.1 million for the nine-month period ended June 30, 2001 as compared to $41.5 million for the nine-month period ended June 30, 2000. The increase is a result of interest costs associated with the $600 million 12.5% senior notes and the interest costs associated with the $21 million mortgage for the nine-month period ended June 30, 2001 being included for the full nine-month period in 2001 compared to the interest cost associated with this debt for only a portion of the nine-month period ended June 30, 2000, off-set by increased capitalized interest in connection with the build-out of the network infrastructure and Internet data centers totaling $12.4 million for the nine-months ended June 30, 2001 as compared to $0.3 for the nine-months ended June 30, 2000. The decrease in interest income to $13.9 million for the nine-month period ended June 30, 2001 reflects the reduced cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock and the impact of declining interest rates compared to the same nine-month period in the prior year.

  Other Income. The increase in other income to $1.9 million for the nine-months ended June 30, 2001 as compared to $0.6 million for the three-month period ended June 30, 2000 is a result of increased gains recognized on the sale of short-term investments.

  Other Expense. The increase in other expense to $3.0 million for the nine-months ended June 30, 2001 is a result of the loss realized on the impairment of certain strategic investments.

  Net Loss and Net Loss Attributable To Common Stockholders. As a result of the above, Globix reported a net loss of $141.3 million and net loss attributable to common stockholders of $146.5 million for the nine-month period ended June 30, 2001 or $3.82 per share (including the cumulative effect change of accounting principle associated with the adoption of SAB No. 101 of $2.3 million or $0.06 per share) as compared to a net loss before extraordinary item of $80.5 million or $2.45 per share and a net loss attributable to common stockholders of $102.1 million or $2.96 per share (including the extraordinary loss associated with the $17.6 million or $0.51 per share impact of the early extinguishment of the Company's 13% Senior Notes) for the nine-month period ended June 30, 2000.

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

  Cash flows used in operating activities were $74.0 and $55.6 million for the nine-months ended June 30, 2001 and 2000, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets and accounts payable and accrued liabilities. In both periods, our net loss was the primary component of cash used in operating activities, offset in 2001 by non-cash charges related to the lease termination and other related equipment expenses, the cumulative effect of the adoption of SAB No. 101, amortization of deferred compensation and losses on impairment of investments as well as, in both periods, depreciation and amortization expenses relating to our build out of our network and facilities provisions for uncollectible accounts receivable and non-cash amortization of debt issuance costs.

  Cash flows used in investing activities were $101.0 and $103.3 million for the nine-months ended June 30, 2001 and 2000, respectively. Investments in capital expenditures related to our network and facilities were $138,972 and $72.0 million for the nine-months ended June 30, 2001 and 2000, respectively. Of this amount, $118.2 and $72.0 million for the nine-months ended June 30, 2001 and 2000, respectively was expended in cash and the balance was financed under financing arrangements or remained in accounts payable, accrued liabilities and other long term liabilities at each period-end.

  Cash flows (used in)/provided by financing activities were ($1.1) and $509.2 million for the nine-months ended June 30, 2001 and 2000, respectively. In 2001 and 2000, Globix received net proceeds from the exercise of stock options and warrants and repaid certain mortgage and capital lease obligations. In 2000, cash flows from financing activities included debt and equity financings totaling $675.3 million offset by the early repayment of $170.4 million of the 13% Senior Notes.

  As of June 30, 2001, we had $226.9 million of cash, cash equivalents, restricted cash, restricted investments and marketable securities. At June 30, 2001, we had working capital of approximately $142.0 million, as compared to working capital of approximately $366.1 million at September 30, 2000. Working capital decreased $224.1 million primarily due to timing of operating cash receipts and disbursements, funding of operating losses and capital expenditures.

  Certain computer and network equipment has been financed through vendors and financial institutions under capital and operating lease arrangements. Capital lease obligations total approximately $11.8 million at June 30, 2001. As of June 30, 2001, Globix has various agreements to lease facilities and equipment and is obligated to make future minimum lease payments of approximately $274 million on operating leases expiring in various years through 2020. In addition, Globix has issued collateralized letters of credit aggregating approximately $26.4 million. The related collateral funds are included in restricted cash and investments on the consolidated balance sheet at June 30, 2001. We intend to continue to make capital expenditures during the next twelve-months as we complete the expansion of our Internet data centers and network infrastructure. We expect to finance such capital expenditures primarily through existing cash, vendor and other financing. Since our September 30, 2000 fiscal year-end, Globix has secured commitments for equipment financing arrangements from several vendors totaling approximately $47 million. At June 30, 2001 approximately $23 million of such commitments are unused.

  Due to current state of the capital markets, we have determined that Globix cannot rely upon obtaining additional funding from the debt and equity markets on an acceptable basis within the near future. Consequently, we have continued to modify our expansion plan in order to delay, scale-back and eliminate certain facilities and the purchase of related equipment. The plan assumes that Globix will have access to certain vendor and other financing alternatives and includes certain other revenue and cost assumptions. There can be no assurance that these assumptions will prove correct. Based on these assumptions, our cash on hand is sufficient to fund our operations through the end of our 2002 fiscal year. We will continue to monitor the capital markets with a view towards obtaining additional funding to accelerate the growth of our business.

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

Recent Technical Accounting Pronouncements

  In June 2001, the FASB issued SFAS Nos. 141 and 142 entitled, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS No 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. SFAS No. 142 is effective beginning October 1, 2002. Globix expects the adoption of SFAS Nos. 141 and 142 will not have a material impact on Globix's consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

  At June 30, 2001, we had financial instruments consisting of fixed rate debt, mortgage payable marketable securities, short-term investments and other investments. The substantial majority of our debt obligations consist of the Senior Notes, which bear interest at 12.5% and mature May 1, 2010. The mortgage interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025. Annual maturities for our capital lease obligations (including interest) in each of the next twelve-months are as follows: $5.2 million in 2002, $4.0 million in 2003, $2.5 million in 2004, $0.9 million in 2005 and thereafter.

  Marketable securities include Globix's strategic investment in Edgar On-Line and Globecomm Systems Inc., publicly traded entities, which are recorded at fair market value. Globix does not hedge its exposure to fluctuations in the value of its equity securities.

  Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At June 30, 2001, all of our investments are due to mature within twelve months and the carrying value of such investments approximates fair value. At June 30, 2001, $37.2 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

  Not Applicable

Item 3. Defaults Upon Senior Securities

  Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

  On April 26, 2001, the Company's Annual Meeting of Shareholders was held at the offices of the Company. A quorum, in person or by proxy, of both common and preferred stockholders was present throughout. The following matters were voted upon:

  Election of Directors - The following persons were nominated, seconded and elected by vote of security holders, as follows:

  Name                         Number of Votes For               Votes Withheld
  ----                         -------------------               --------------
  Marc H. Bell                        37,858,623                       396,951
  Robert Bell                         37,896,396                       359,178
  Lord Anthony St. John               37,861,014                       394,560
  Martin Fox                          37,898,331                       357,243
  Jack D. Furst                       36,724,245                     1,531,329
  Michael J. Levitt                   36,641,095                     1,614,479
  Sid Paterson                        37,482,466                       773,108
  Harshad Shah                        37,898,753                       356,821
  Richard Videbeck                    37,899,149                       356,425

  The Company's 2001 Stock Option Plan was approved with a vote of 16,557,599 in favor, 3,191,266 opposed and 93,776 abstentions.

  The Company's 2001 Restricted Stock Plan was ratified with a vote of 16,507,115 in favor, 3,199,034 opposed and 136,492 abstentions.

  The selection of Arthur Andersen LLP as the Company's auditors for the 2001 fiscal year was ratified with a vote of 38,093,161 in favor, 102,961 opposed and 59,452 abstentions.

Item 5. Other Information

   Not Applicable

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits -Not Applicable

   (b) Reports on Form 8-K-Not Applicable

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Globix Corporation



Date: August 13, 2001              By:          /s/  Peter L. Herzig
                                      ------------------------------------------
                                       Peter L. Herzig, Chief Executive Officer




Date: August 13, 2001              By:          /s/ Brian L. Reach
                                      ------------------------------------------
                                        Brian L. Reach, Chief Financial Officer




Date: August 13, 2001              By:          /s/ Shawn P. Brosnan
                                      ------------------------------------------
                                       Shawn P. Brosnan, Senior Vice President,
                                      Corporate Controller and Chief Accounting
                                                        Officer