Form 10-Q/A
period 2001-06-30
GLOBIX CORP
filed 2001-10-04
CIK 1003111

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

                                Amendment No. 1
                                      to
                                   Form 10Q

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
                                                                                                         ========      ==========

   During the quarter ended December 31, 2000 the Company modified its Internet data center expansion plan to delay, scale back and eliminate certain facilities. During November 2000, management's plan to terminate certain lease obligations, associated surplus power and environmental equipment related to the proposed expansion of Globix Internet data centers in Boston, MA; Seattle, WA; and Los Angeles, CA were completed and approved by the Board of Directors. When initiated, the restructuring plan was expected to take approximately one year to complete. The Company recorded a $38.1 million non-recurring charge associated with this restructuring plan in the fiscal quarter ending December 31, 2000. Approximately $17.1 million of this charge was recorded as a write-off of construction in progress which included capitalized interest, consulting and legal fees, construction and pre-construction related costs previously capitalized.

   As of June 30, 2001, restructuring charges totaling $31.9 million were charged against the established restructuring reserve, resulting in a remaining reserve balance of $6.2 million. The following table displays the activity and balances of the restructuring reserve account from inception to June 30, 2001 (000's):

Restructuring Charge Activity                                                                                           Amount
-----------------------------                                                                                           ------
Initial charge - November 2000 (balance)                                                                              $ 38,109
         Additions                                                                                                           0
         Deductions                                                                                                    (27,667)
                                                                                                                      --------
Balance, December 31, 2000                                                                                              10,442
         Additions                                                                                                           0
         Deductions                                                                                                     (2,662)
                                                                                                                      --------
Balance, March 31, 2001                                                                                                  7,880
         Additions                                                                                                           0
         Deductions                                                                                                     (1,610)
                                                                                                                       --------
Balance, June 30, 2001                                                                                                 $  6,170
                                                                                                                       ========

   The above deductions or charges to the restructuring reserve represent primarily cash payments and write-offs of previously capitalized costs. There have been no adjustments to the estimated restructuring reserve since the commitment date in November 2000.

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


                                   Globix Corporation



Date: October 3, 2001              By:          /s/  Peter L. Herzig
                                      ------------------------------------------
                                       Peter L. Herzig, Chief Executive Officer




Date: October 3, 2001              By:          /s/ Brian L. Reach
                                      ------------------------------------------
                                        Brian L. Reach, Chief Financial Officer




Date: October 3, 2001              By:          /s/ Shawn P. Brosnan
                                      ------------------------------------------
                                       Shawn P. Brosnan, Senior Vice President,
                                      Corporate Controller and Chief Accounting
                                                        Officer