Form 10-K
period 2001-09-30
GLOBIX CORP
filed 2001-12-31
CIK 1003111

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

                               -----------------

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 2001
                          Commission File No. 1-14168

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

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

   Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of December 28, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the Nasdaq National Market, was approximately $5.6 million (calculated by excluding shares owned beneficially by directors and named executive officers).

   Number of shares of registrant's common stock outstanding as of December 28, 2001 was 41,920,229.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              GLOBIX CORPORATION

                               Table of Contents

                                                                                        Page
                                                                                        ----
Part I
   Item 1.   Business..................................................................   1.
   Item 2.   Properties................................................................   6.
   Item 3.   Legal Proceedings.........................................................   7.
   Item 4.   Submission of Matters To a Vote of Security Holders.......................   7.

Part II
   Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters.....   8.
   Item 6.   Selected Financial Data...................................................   9.
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations..............................................................  10.
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk................  18.
   Item 8.   Financial Statements......................................................  18.
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure..............................................................  18

Part III
   Item 10.  Directors and Executive Officers of the Registrant........................  20.
   Item 11.  Executive Compensation....................................................  23.
   Item 12.  Security Ownership of Certain Beneficial Owners and Management............  25.
   Item 13.  Certain Relationships and Related Transactions............................  28.

Part IV
   Item 14.  Exhibits and Reports on Form 8-K..........................................  29.

Signatures                                                                               30

Exhibits

                                    PART I

Item 1. Business

   We are a leading full-service provider of sophisticated Internet solutions to businesses. Our solutions include:

  .  secure and fault-tolerant Internet data centers;

  . premium network services, which provide high performance network connectivity to the Internet;

  . complex Internet based managed and application services, which include dedicated hosting, streaming media, content delivery services, and messaging services.

   These elements of our total Internet solution combine to provide our customers with the ability to create, operate and scale their increasingly complex Internet operations in a cost efficient manner.

   Our business was recently reorganized into a single operating group to more effectively utilize our personnel and better serve our customers. This operating group has two key components, the Technology Services Group and the Application Services Group. The Technology Services Group is comprised of our Internet data centers and network services and incorporates our managed services offerings. The Application Services Group is comprised of our dedicated hosting, streaming media, content delivery services and messaging services.

   Our customers primarily use our services to maintain complex computer equipment in a secure, fault-tolerant environment with connectivity to a high-speed, high-capacity, direct link to the Internet and to support complex Internet applications. We currently offer our services from our Internet data center facilities in New York City, London and Santa Clara, California. Our teams of account managers, computer system and network administrators and customer support specialists are located at each of these locations. We also maintain an Internet data center in Atlanta. Our strong local market presence enables us to evaluate the needs of our customers and quickly respond with tailored solutions. We also provide our customers the ability to outsource the systems administration and technical management of their Internet presence. Our products are flexible and scalable, allowing us to modify the size and breadth of the services we provide. We believe that our ability to offer a broad range of Internet services, combined with our local sales and support professionals and high performance Internet data center facilities and network, differentiates us from our competitors.

Recent Developments

   On December 27, 2001, Globix announced that it is discussions with an informal committee of bondholders representing approximately 48% of the Company's outstanding $600 million issuance of 12.5% Senior Notes. The discussions concern a financial reorganization of the Company through a pre-packaged bankruptcy proceeding that would be aimed at significantly reducing the Company's debt burden. The Company is in similar discussions with its preferred stockholders. While there can be no assurance that these discussions will lead to an agreement, it is likely that any such agreement would result in the bondholders and preferred stockholders owning nearly all of the equity in the reorganized company, resulting in a near total dilution of the existing common stockholders' interest in the Company.

The Globix Solution

   Globix provides its customers with a comprehensive range of Internet solutions. Many of Globix's customers do not have the network infrastructure or internal Internet expertise to build, maintain and support critical Internet operations. Globix's comprehensive range of services enable its customers to address their needs cost-effectively without having to assemble services from different suppliers, Internet service providers and information technology firms, thereby significantly increasing the customer's ability to take advantage of the Internet on a timely basis. Key components of the Globix solutions are:

Internet Data Centers

   Internet Data Centers. Globix built and operates Internet data centers in New York City, London, and Santa Clara, as follows:

  .  340,000 approximate gross square feet facilities located in New York City;

  . 244,000 approximate gross square feet facilities located in London's West End district; and

  . 60,000 approximate gross square feet facility located in Santa Clara, California.

   Through the acquisition of Comstar.net, Inc. in August 2000 we also acquired Internet data centers in Atlanta of approximately 10,000 gross square feet and the Washington, D.C. suburb of McLean, Virginia of approximately 12,000 gross square feet. In order to gain operational efficiencies, we have determined that it would be most cost effective to deactivate our McLean, Virginia data center and exit our space in 295 Lafayette Street in New York City. In addition we are in the process of reducing our office space in Atlanta and McLean, Virginia. These reductions in space will have no effect on the efficiency of our network and should not result in any significant loss of revenue.

   The Globix Internet data centers in New York, Santa Clara and London have state-of-the-art facilities. Those facilities include electrical infrastructures, precision environmental control systems, fire suppression systems and comprehensive security systems. Globix offers co-location solutions for customers who choose to own and maintain their own servers, but require the physically secure, climate-controlled environment of the Globix Internet data centers and connectivity to the Globix network. A Globix customer can choose to co-locate in a cabinet, a cage or a GLOBOX, Globix's proprietary secured cage. A data cabinet, the smallest co-location service offering, can house multiple servers. The cabinet is locked and outfitted for multiple, redundant network hand-offs and two power feeds. A cage serves the needs of a larger customer usually deploying more complex solutions. The GLOBOX co-location offering is identical to the cage except that its walls are solid, two-ply steel and is available with a variety of security devices for the customer demanding the highest security and anonymity.

   Globix supports a number of leading Internet networking, server, storage and application platforms, including those from Check Point Software, Cisco, Compaq, Critical Path, Juniper, Microsoft, MicroMuse, Network Appliance, Nortel, Storage Technologies and Sun Microsystems. This multi-vendor flexibility enables Globix to offer its customers a broad range of technology best suited to serve their particular needs.

Network Services

   Network Infrastructure. The Globix network infrastructure is designed to meet the service and quality requirements of businesses with mission critical Internet-based operations. Globix's network infrastructure is designed for high availability and low latency, and utilizes a single autonomous system number globally performing "cold-potato" routing. Cold potato routing is a technique whereby Globix's network equipment monitors and interprets additional routing information supplied by its peers. By using this information, the Globix infrastructure carries the traffic on its network to common peering or traffic exchange points nearest the origination point of the traffic request. This way, traffic is carried on a Globix-controlled network to the greatest extent possible and therefore does not suffer from the congestion or high latency of public networks, which causes communications on the Internet to slow. In fact, the design and performance of the global network allows Globix to offer superior quality commitments and applications like our EarthCache content distribution network solution.

   Backbone. The domestic Globix backbone is a Packet over SONET Network that will operate at speeds up to OC-48 (2.4Gbs). The OC-48 Globix domestic backbone connects to the New York and Santa Clara data centers and the backbone points of presence (POPs) in Atlanta, Boston, Chicago, Los Angeles, Seattle and Washington, D.C.

   The Globix European backbone is a Packet over SONET network currently connecting London, Amsterdam, Frankfurt, and Paris. The domestic and European networks are connected by three OC-3 transatlantic crossings.

   Both of these Globix network sections interconnect to numerous network access points, commercial Internet exchanges, and other Internet, application, and network service providers.

   Peering. Globix has established numerous peering relationships with other Internet, application, and network service providers. These peering relationships take the form of either public or private peering connections. Public peering takes place at a network access point or commercial Internet exchange, designed for the exchange of traffic between service providers. Private peering involves an agreement between service providers allowing traffic to pass between each other's networks using connections that do not have to traverse either the public Internet or public peering points. Globix currently has agreements to peer with more than 530 organizations that represent over 1,000 peering connections, making it one of the largest Internet peering networks.

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

   Customer Support Call Center. The customer support call center is operated 24X7, and equipped with advanced telecommunications systems capable of automatic call distribution, automatic number identification, quality assurance recording and archiving, and intelligent call routing. A sophisticated trouble ticketing and knowledge database of customer information and history aids to ensure that Globix's customer base is well serviced.

   Dedicated Internet Access. Globix offers a variety of dedicated Internet access solutions, which provide businesses high-speed continuous access to the Internet. Globix provides dedicated Internet access services to customers at transmission speeds up to 155Mbps. Many of Globix's Internet access customers purchase 1.5Mbps or higher levels of bandwidth. In addition, Globix provides other valuable services, such as domain name registration, local loop provisioning, Internet address assignment, router configuration, e-mail configuration and management and technical consulting services. Globix also provides Internet-access technologies, such as digital subscriber lines, and intends to deploy additional connectivity-related enhanced services as such services become commercially viable.

Managed Services

   Globix provides full-life-cycle system and network administration. At project inception, Globix installs and configures applications and equipment designed by Globix solutions architects, as specified by the customer. Generally, Internet business strategies require dedicated, highly-skilled technical resources available 24X7. Most of our customers do not have these resources internally available. Globix offers administration, maintenance, and problem resolution services for a variety of popular operating systems databases, Internet-based applications, Internet network devices, and hardware and software security solutions.

Application Services

   Dedicated Hosting. Globix offers hosting solutions on both the NT and UNIX platforms, in a dedicated server environment. Dedicated hosting is designed to meet a customer's price point and business requirement. This service includes providing hardware, software, bandwidth and application requests to meet customer-specific needs. Globix's dedicated hosting services are tailored to Internet presences that require high availability and scalability without significant infrastructure and related overhead costs.

   Streaming Media. Globix is a leading provider of streaming media services to corporations who are utilizing this application as a business communications tool. Our core streaming media services are encoding, hosting and collaboration solutions, which are the mainstays of streaming media technology. This technology involves capturing video and/or audio recordings of an event, such as a music performance, conference calls, sports competitions or business meetings, converting the recorded or live audio/visual signal content into a format that can be transmitted over the Internet and providing hosting services which enable Internet users on the web to access the live or on-demand encoded content. Globix is certified at the highest level of the RealNetworks partnership program and is a certified Microsoft Windows Media Service Provider. Globix has delivered these services to a wide assortment of customers including: Microsoft, Cisco, Clear Channel, V2 Records, Giorgio Armani, Practicing Law Institute, MSN, Honeywell, Compaq, Razorfish, Space.com, and International Television Network (ITN).

   EarthCache. The EarthCache content distribution system complements the existing Globix network infrastructure and provide businesses with improved web site and application performance, faster content delivery times, and better customer content management. Globix believes EarthCache has several advantages over other content delivery networks because of its ability to leverage the network infrastructure that Globix has built along with its extensive worldwide peering network of more than 1,000 peering-connection agreements with some 530 organizations. With the source content being transmitted over the Globix network infrastructure, Globix is able to maintain better control over the quality of service and the network's ability to redirect and manage customer content.

   Messaging Services. Globix offers a broad set of messaging solutions to meet its customer's needs. Globix's Messaging Services product line consists of GlobixMail, Microsoft Hosted Exchange and Value Added Services. GlobixMail is an open-standard compliant email application with a low cost of ownership. The GlobixMail service is designed to perform as a high availability application on a Globix-managed infrastructure. Globix launched its Microsoft Hosted Exchange service in June 2001 targeting the needs of its enterprise accounts. This service offers a robust set of messaging and collaboration features including e-mail, calendaring and instant messaging.

Customers

   We have established a diversified base of customers in a variety of Internet-intensive industries, such as media and publishing, financial services, retail, healthcare and technology. Since we initiated Internet services in December 1995, our customer base has grown to over 2,800 business customer accounts, including Acclaim Entertainment, Clear Channel, Walmart.com, NY Post, Ebookers.com, EDGAR Online, Microsoft, ITN, Salvation Army, Major League Soccer, VNU, American Red Cross, BEA Systems, Comedy Central, Juvenile Diabetes Research Foundation, Charming Shoppes and Lifetime TV.

Business Strategy

   Our primary objective is to become the leading provider of sophisticated Internet solutions to businesses in our three major markets, New York, London and Santa Clara, California. To achieve this objective, we intend to:

  . continue to identify business enterprise customers and grow our customer base;

  .  expand our service offerings;

  .  sell additional services to existing customers; and

  .  enhance the Globix brand name in those markets.

   We believe our concentration in these three markets will provide us with a competitive advantage as we leverage our existing infrastructure and brand awareness to achieve our goals for revenue growth and profitability.

Government Regulation

   In the United States and other countries in which Globix conducts its business, Globix's Internet services are not currently subject to direct regulation other than pursuant to laws applicable to businesses operating on the Internet. In certain jurisdictions in which Globix operates, however, Globix's provision of Internet-related telecommunications network services (for example, the provision of telecommunications network facilities used for Internet access) may be subject to laws and regulations governing telecommunications services. Such laws, as they apply to Internet-Related telecommunications facilities, are evolving in many jurisdictions. In jurisdictions where laws and regulations currently apply to the types of telecommunications network services that Globix provides, Globix will ensure that it complies with those laws and regulations, which often require that companies such as Globix obtain regulatory authorizations and pay fees each year to regulatory authorities. As these laws and regulations evolve in their applicability to the provision of Internet-related services, it is possible that Globix could be subject to further regulations with additional licensing requirements and/ or fee payment obligations.

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

Employees

   As of November 30, 2001, Globix had approximately 605 full-time employees: approximately 480 in the United States and 125 outside the United States. In addition to its full-time employees, Globix also employs part-time personnel from time to time in various departments. None of Globix's employees are covered by a collective bargaining agreement. Globix believes that its employee relations are satisfactory.

   The following is a list of our executive officers as of November 30, 2001:

Name                   Age     Title
----                   ---     -----
Peter L. Herzig....... 39  Chief Executive Officer
Marc Jaffe............ 34  Chief Operating Officer
Anthony L. Previte.... 36  Chief Technology Officer
Brian L. Reach........ 46  Chief Financial Officer
Shawn P. Brosnan...... 39  Senior Vice President, Corporate Controller
Christopher D. Peckham 36  Senior Vice President, Information Systems
Richard Rose.......... 55  Senior Vice President, Technology and Applications Services

Item 2. Properties

  Facilities in Operation

   In July 1998, Globix purchased the land and the approximately 155,000 gross square foot building located at 139 Centre Street, New York, New York. Construction at this facility was completed in July 1999 and the building houses an Internet data center and offices for executive, technical, sales and administrative personnel.

   Globix also leases approximately 32,000 gross square feet at 295 Lafayette Street, New York, New York. To promote cost efficiency, Globix plans to exit from these premises.

   In July 1998, Globix signed a lease commencing January 15, 1999 for approximately 60,000 gross square feet of space in Santa Clara, California. In October 1998, Globix signed a lease for the rental of approximately 38,000 gross square feet of space at Prospect House, 80 New Oxford Street, London, England. Construction at both of these facilities was completed in July 1999 and each houses an Internet data center and offices for technical, sales and administrative personnel.

   In July 2000, Globix entered into a lease for its second London Internet data center, containing approximately 206,000 gross square feet of space. Construction and fit-out of one floor of Internet data center space has been completed and the facility became operational in June 2001.

   In August 2000, Globix completed its acquisition of Comstar.net, Inc. which resulted in the acquisition of existing leases for Internet data centers containing approximately 10,000 gross square feet of space in Atlanta and approximately 12,000 gross square feet of space in the Washington D.C. area. Also acquired were leases for office facilities in Atlanta. In order to gain operational efficiencies, Globix has determined that it would be more cost effective to close its McLean, Virginia data center and to close certain office facilities in Atlanta. These closings will have no effect on the efficiency of Globix's network and should not result in any significant loss of revenue.

   In September 2000, Globix purchased the land and the approximately 185,000 gross square foot building located at 415 Greenwich Street, New York, New York to serve as its newest New York City Internet data center. Reconstruction of two floors of Internet data center space have been completed and Globix opened the facility to customers in June 2001.

   Additionally, leases were entered into during 2000 in Boston, Seattle and Los Angeles for planned Internet data centers. However, as a result of the tightening in the capital markets and the increased costs and capital investment associated with Internet data center construction, Globix has entered into lease termination agreements with respect to the Boston and Los Angeles facilities; and it intends to terminate or otherwise reduce its obligations with respect to the Seattle facility.

   As of September 30, 2001 the following table sets forth additional information concerning Globix's facilities:

                                               Approximate
                               Leased property    gross
                               expiration date square feet
Location                       --------------- -----------
139 Centre Street                   Owned        155,000
New York, New York

415 Greenwich Street                Owned        185,000
New York, New York

295 Lafayette Street                 2007         32,000
New York, New York

2807 Mission College Boulevard       2014         60,000
Santa Clara, California

Prospect House                       2014         38,000
80 New Oxford Street
London, England

1 Oliver's Yard                      2030        206,000
55-71 City Road
London, England

Data Center and Sales Offices        2004         10,000
Atlanta, Georgia

Washington, DC                       2010         12,000
Data Center and Sales Offices
8201 Greensboro Drive
McLean, Virginia

100/150 Andover Park West            2021        201,000
Seattle, Washington

   The Company considers that, in general, its physical properties are well maintained, in good operating condition and adequate for its purposes.

Item 3. Legal Proceedings

   We are not party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   During the fourth quarter of Globix's fiscal year ended September 30, 2001 there were no matters submitted to a vote of security holders.

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

                                          Low    High
                         2001            ------ ------
                          first quarter. $ 2.63 $22.75
                          second quarter $ 2.56 $ 8.00
                          third quarter. $ 1.29 $ 3.80
                          fourth quarter $ 0.42 $ 2.14

                                          Low    High
                         2000            ------ ------
                          first quarter. $ 7.62 $30.59
                          second quarter $25.69 $67.13
                          third quarter. $14.00 $38.50
                          fourth quarter $18.00 $37.50

   (b) Number of Holders of Common Stock. The number of holders of record of Globix's Common Stock on December 3, 2001 was 240. In addition, management believes Globix common stock is held by in excess of 33,000 other shareholders whose shares are held in street name for the beneficial owners by various banks and securities firms.

   (c) Dividends. Globix split its common stock two-for-one in December 1999 and January 2000. These were accomplished by way of a stock dividend. Globix paid cash dividends totaling $1.5 million on its Series A Convertible Preferred Stock during the fiscal year ended September 30, 2001 which was accrued and unpaid at September 30, 2000. In addition, Globix paid "in kind" dividends totaling 6,173 shares of its Series A Convertible Preferred Stock during the fiscal year ended September 30, 2001. There were no cash dividends paid by Globix on its Common Stock during the fiscal year ended September 30, 2001. Under the terms of the Globix's 12.5% Senior Notes due 2010, Globix's ability to pay cash dividends is contractually limited. It is not anticipated that cash dividends will be paid to the holders of Globix's Common Stock in the foreseeable future.

Item 6. Selected Financial Data

   The following table sets forth for the periods indicated selected consolidated financial and operating data for Globix. The consolidated balance sheet data and consolidated statement of operations data as of and for the years ended September 30, 1997, 1998, 1999, 2000 and 2001 have been derived from our Consolidated Financial Statements. The following selected consolidated financial and operating data are qualified by and should be read in conjunction with our more detailed Consolidated Financial Statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8 of this Form 10-K.

              SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
        (In thousands of U.S. dollars, except share and per share data)

                                                                  1997         1998         1999         2000         2001
                                                               -----------  -----------  -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA:
Revenue....................................................... $    17,400  $    20,595  $    33,817  $    81,287  $   104,210
Operating costs and expenses:
   Cost of revenue............................................      13,699       13,322       22,184       42,513       40,609
   Selling, general and administrative........................       6,036       10,696       36,495       98,113      128,321
   Restructuring charges......................................          --           --           --           --       56,109
   Depreciation and amortization..............................         675        1,310        6,329       18,228       36,657
                                                               -----------  -----------  -----------  -----------  -----------
      Total operating costs and expenses......................      20,410       25,328       65,008      158,854      261,696
Loss from operations..........................................      (3,010)      (4,733)     (31,191)     (77,567)    (157,486)
   Interest and financing expense.............................        (177)      (8,376)     (18,386)     (57,831)     (65,128)
   Interest income............................................          72        1,953        6,192       24,749       13,282
   Other income...............................................          --           --           --        2,816        2,147
   Other expense..............................................          --           --           --       (1,037)      (3,526)
                                                               -----------  -----------  -----------  -----------  -----------
Loss before extraordinary loss and cumulative effect of a
 change in accounting principle...............................      (3,115)     (11,156)     (43,385)    (108,870)    (210,711)
   Extraordinary loss on early extinguishment of debt.........          --           --           --      (17,577)          --
   Cumulative effect of a change in accounting principle......          --           --           --           --       (2,332)
Net loss......................................................      (3,115)     (11,156)     (43,385)    (126,447)    (213,043)
   Dividends and accretion on preferred stock.................          --           --           --       (5,768)      (7,104)
                                                               -----------  -----------  -----------  -----------  -----------
Net loss attributable to common stockholders.................. $    (3,115) $   (11,156) $   (43,385) $  (132,215) $  (220,147)
                                                               ===========  ===========  ===========  ===========  ===========
Basic and diluted loss per share attributable to common
 stockholders' before extraordinary loss and cumulative effect
 of a change in accounting principle.......................... $     (0.25) $     (0.77) $     (1.73) $     (3.23) $     (5.66)
   Extraordinary loss per share...............................          --           --           --  $     (0.50)          --
   Cumulative effect of a change in accounting principle......          --           --           --           --        (0.06)
                                                               -----------  -----------  -----------  -----------  -----------
Basic and diluted loss per share attributable to common
 stockholders................................................. $     (0.25) $     (0.77) $     (1.73) $     (3.73) $     (5.72)
                                                               ===========  ===========  ===========  ===========  ===========
Weighted average common shares outstanding--basic and
 diluted......................................................  12,300,840   14,503,176   25,116,800   35,484,040   38,476,909
                                                               ===========  ===========  ===========  ===========  ===========

                                                                  1997         1998         1999         2000         2001
                                                               -----------  -----------  -----------  -----------  -----------
OTHER FINANCIAL DATA:
Cash flows provided by (used in) operating activities......... $     2,532  $       115  $   (36,897) $   (94,318) $  (140,543)
Cash flows used in investing activities....................... $     1,542  $    97,387  $    58,774  $   149,939  $   113,271
Cash flows provided by financing activities................... $     4,133  $   156,344  $   135,589  $   509,395  $       388
Capital expenditures.......................................... $     2,082  $    31,085  $    98,110  $   150,876  $   166,303

                                                                  1997         1998         1999         2000         2001
                                                               -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA:
Cash, cash equivalents, short term investments and marketable
 securities................................................... $     2,401  $    76,111  $   111,412  $   378,510  $   113,112
Restricted cash and investments............................... $       325  $    60,480  $    45,039  $    43,178  $    33,870
Working capital............................................... $     1,980  $    75,859  $   101,216  $   366,139  $    78,340
Total assets.................................................. $    11,025  $   182,226  $   302,518  $   729,591  $   552,988
Current portion of long term debt............................. $     2,336  $     2,398  $     2,088  $     2,173  $     6,687
Long-term debt, less current portion.......................... $       923  $   159,091  $   161,005  $   621,809  $   630,750
Stockholders' (deficit) equity................................ $     5,014  $     2,719  $   106,405  $   (18,030) $  (237,325)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read together with the consolidated financial statements and notes to the financial statements appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements based on Globix's current expectations, assumptions, estimates and projections about Globix and its industry. Globix's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties discussed in "Risk Factors" and elsewhere in this Annual Report and appearing in our other periodic reports and documents filed with the Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

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

   For fiscal periods ended on or before March 31, 2001 Globix reported its results of operations in two operating segments: the "Internet Division" and the "Server Sales and Integration Division." The Internet Division provides, complex managed hosting, dedicated Internet access and application services, (such as, streaming media, network security and server administration and network monitoring). The Server Sales and Integration Division provides Internet-related hardware and software, systems and network integration. Revenue from the Internet Division has grown significantly as a percentage of total revenue, increasing from 6% in 1996 to 94% in the three-month period ended March 31, 2001. Effective April 1, 2001 and for the fiscal year ended September 30, 2001, Globix reports its results of operations in one operating segment under the provisions of SFAS No. 131.

   The largest component of Globix's total revenue is complex hosting services and connectivity including both minimum committed amounts and overages. In addition to fees based on bandwidth usage, Globix charges certain customer's monthly fees for the use of its physical facilities. Globix's complex hosting contracts typically range from one to three years. The second largest component of Globix's total revenue is dedicated Internet access services to business customers. Globix's dedicated access customers typically sign one or two-year contracts that provide for fixed, monthly-recurring service fees and a one-time installation fee. Application services are charged on a monthly, fixed price or time and materials basis.

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

   Globix depreciates its capital assets on a straight-line basis over the useful life of the assets, ranging from 3 to 40 years. Globix amortizes its identifiable intangible assets (primarily customer lists) on a straight-line basis over periods ranging up to 36 months. In addition, Globix amortizes debt issuance costs associated with its debt financings over the term of those obligations using the effective interest method.

   Globix historically has experienced negative cash flow from operations and has incurred net losses. Globix's ability to generate positive cash flow from operations and achieve profitability is dependent upon Globix's ability to continue to grow its revenue base and achieve further operating efficiencies. For the years ended September 30, 2001, 2000 and 1999 Globix generated negative cash flows from operations of approximately $140.5 million, $94.3 million and $36.9 million, respectively, and incurred net losses of approximately $213.0 million, $126.4 million and $43.4 million, respectively. As of September 30, 2001, Globix had an accumulated deficit of approximately $399.1 million.

Year Ended September 30, 2001 As Compared To The Year Ended September 30, 2000

   Revenue. Revenue for the year ended September 30, 2001 increased 28.2% to $104.2 million from $81.3 million for the year ended September 30, 2000. This increase was primarily attributable to availability of data center space, which provided the growing number of account managers with an opportunity to increase the number of customers and up sell existing accounts.

   Cost of Revenue. Cost of revenue for the year ended September 30, 2001 was $40.6 million or 39.0% of revenue as compared to $42.5 million or 52.3% total revenue for the year ended September 30, 2000. The decrease in cost of revenue was primarily attributable to a shift in product mix toward recurring revenue streams with higher margins. As utilization of the network increases in future years, we expect to realize a reduction in this cost as a percent of revenue due to the network's scalability and fixed cost structure.

   Selling, General and Administrative. Selling, general and administrative expenses for the year ended September 30, 2001 were $128.3 million or 123.1% of revenue as compared to $98.1 million or 120.6% of revenue for the year ended September 30, 2000. Approximately $15.0 million or 49.5% of the increase was attributable to an increase in salaries and benefits necessitated by the anticipated growth in the business, however, the downturn in the telecommunications and technology sectors in the last half of fiscal year ended September 30, 2001 required a reduction in facilities and personnel. The number of employees decreased from approximately 850 as of September 30, 2000 to approximately 650 as of September 30, 2001. The majority of the headcount reductions occurred in the fourth quarter of the 2001 fiscal year. Approximately $3.1 million or 10.1% of the increase was attributable to an increase in rent expense associated with the additional Internet data center and sales office facilities in the current fiscal year. In addition, approximately $11.4 million or 37.8% of the increase in SG&A was attributable to an increase in bad debt expense necessitated by the deterioration in the business environment and increased customer churn throughout the second half of the fiscal year. Selling, general and administrative expenses for the year ended September 30, 2001 also includes a one-time non-cash charge of $3.5 million associated with the write-off of certain operating assets associated with an IRU capacity on a wavelength ring purchased from a supplier whose financial viability impaired the recoverability of these assets. These increases in selling, general and administrative expenses were offset by a $5.1 million reduction in marketing expenses and a $3.0 million reduction in professional fees for the year ended September 30, 2001 as compared to the same period last year.

   Restructuring Expenses. These charges totaling approximately $56.1 million are attributable to the restructuring expenses associated with the execution of our revised business plan, whereby we plan to construct fewer Internet data centers and have taken estimated charges associated with the termination of certain Internet data center and sales office facilities, reduction of certain commitments for surplus power and environmental equipment related to the Internet data center expansion and includes estimated lease termination costs, employee termination costs, write-off of equipment, capitalized interest, consulting and legal fees, construction and pre-construction related costs previously capitalized, as well as, leasehold improvements and intangible assets and other costs.

   Depreciation and Amortization. Depreciation and amortization increased to $36.7 million for the year ended September 30, 2001 as compared to $18.2 million for the year ended September 30, 2000. The increase was primarily related to the increase in construction costs and equipment purchases related to the construction and renovation of Internet data centers facilities and network infrastructure enhancements.

   Interest and Financing Expense and Interest Income. Interest and financing expense increased to $65.1 million for the year ended September 30, 2001 as compared to $57.8 million for the year ended September 30, 2000. The increase is a result of interest costs associated with the $600 million 12.5% senior notes and the interest costs associated with the $21 million mortgage for the year ended September 30, 2001 being included for the full year in 2001 compared to the interest cost associated with this debt for only a portion of the year ended September 30, 2000, off-set by increased capitalized interest in connection with the build-out of the network infrastructure and Internet data centers totaling $12.4 million for the year ended September 30, 2001 as compared to $2.2 for the year ended September 30, 2000. The decrease in interest income to $13.3 million for the year ended September 30, 2001 reflects the reduced cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock and the impact of declining interest rates compared to the same period in the prior year.

   Other Income. The decrease in other income to $2.1 million for year ended September 30, 2001 as compared to $2.8 million for the year ended September 30, 2000 is a result of decreased gains realized on the sale of short-term investments and marketable securities.

   Other Expense. The increase in other expense to $3.5 million for the year ended September 30, 2001 is a result of the loss recognized on the impairment of certain strategic investments.

   Net Loss and Net Loss Attributable To Common Stockholders. As a result of the above, Globix reported a net loss of $213.0 million and net loss attributable to common stockholders of $220.1 million for the year ended September 30, 2001 or $5.72 per share (including the cumulative effect change of accounting principle associated with the adoption of SAB No. 101 of $2.3 million or $0.06 per share) as compared to a net loss before extraordinary item of $108.8 million or $3.23 per share and a net loss attributable to common stockholders of $132.2 million or $3.73 per share (including the extraordinary loss associated with the $17.6 million or $0.50 per share impact of the early extinguishment of the Company's 13% Senior Notes) for the year ended September 30, 2000.

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

   Depreciation and Amortization. Depreciation and amortization increased to $6.3 million for the year ended September 30, 1999 as compared to $1.3 million for the year ended September 30, 1998. The increase was primarily related to the construction costs and equipment purchased for the network infrastructure enhancements of the three Internet data centers facilities during the year ended September 30, 1999. We anticipate that our depreciation and amortization expenses will continue to increase significantly as we expand our network and data centers.

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

Cash Flows for the Years Ended September 30, 2001, 2000 and 1999

   Cash flows used in operating activities were $140.5 million in 2001, $94.3 million in 2000 and $36.9 million in 1999. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In all three years, our net losses were the primary component of cash used in operating activities, offset by non-cash depreciation and amortization expenses relating to our build out of our network and facilities, non-cash amortization of debt issuance costs and provisions for uncollectible accounts receivable. In 2001, our net losses were also offset by non-cash restructuring charges, losses on impairment of certain investments and operating assets and the cumulative effect of a change in accounting principle.

   Cash flows used in investing activities were $113.3 million for 2001, $149.9 million for 2000 and $58.8 million for 1999. Investments in capital expenditures related to our network and facilities were $166.4 million for 2001, $150.9 million for 2000, $98.1 million for 1999. Of this amount, $134.2 million for 2001, $142.6 million for 2000, $83.4 million for 1999 was expended in cash and the balance was financed under financing arrangements or remained in accounts payable and accrued liabilities at each year-end.

   Cash flows provided by financing activities were $0.39 million for 2001, $509.4 million for 2000, $135.6 million for 1999. In 2001, Globix received net proceeds of $2.5 million from the exercise of stock options and a $5.4 million capital contribution in a minority owned subsidiary, partially offset by principal payments on mortgage and lease obligations and cash dividends on the preferred stock. In 2000, Globix received net proceeds from the 12.5% senior notes of $580.0 million, $75.3 million proceeds from issuance of preferred stock, $20.1 million net proceeds from mortgage financing and $10.1 million of proceeds from the exercise of stock options and warrants, partially offset by the use of cash of $170.4 million associated with the tender offer for the 13% senior notes, principle payments on mortgage and lease obligations and cash dividends on the preferred stock. In 1999, Globix received net proceeds from the issuance of common stock of $136.6 million and $1.9 million of proceeds from the exercise of stock options and warrants.

Liquidity and Capital Resources

   Globix has historically had losses from operations, which have been funded primarily through the issuance of debt and equity securities. In fiscal 1999, Globix received net proceeds of approximately $136.6 million from equity financings.

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

   In February, 2000, Globix completed its offering for $600.0 million 12.5% Senior Notes due 2010 in a private placement resulting in net proceeds of approximately $580.0 million. In March 2000 Globix completed its tender offer to purchase for cash all of its outstanding 13% Senior Notes due 2005, $160.0 million in principal amount. The purchase price in the tender offer was 106.5% of the principal amount, plus accrued and unpaid interest.

   In addition certain computer and network equipment has been financed through vendors and financial institutions under capital and operating lease arrangements. At September 30, 2001 there were no unused equipment financing arrangements with vendors or financial institutions.

   As of September 30, 2001, we had $147.0 million of cash, cash equivalents, short-term investments, restricted cash, restricted investments and marketable securities. At September 30, 2001, we had working capital of approximately $78.3 million.

   The Company has incurred net losses and net operating cash deficiencies and has a significant stockholders' deficiency. With regards to these matters, the Company is currently exploring restructuring alternatives. However, there can be no assurance that the Company will be successful in executing a viable restructuring alternative. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjusments that might result from the outcome of this uncertainty.

   Operating losses are expected to decrease in fiscal 2002 versus the prior year due principally to reductions in headcount and other cost savings initiatives. However, such cost savings will be insufficient to offset lower than expected revenue growth in fiscal 2002 resulting from a deteriorating business climate in the Company's fiscal 2001 fourth quarter. Capital expenditures for the year ending September 30, 2002 are also expected to be significantly less than the prior three fiscal years. Not withstanding these reductions in the use of cash, it is not likely that the cash and cash equivalents on hand at September 30, 2001 would be sufficient to meet all of the Company's cash obligations in fiscal 2002 including $75.0 million in cash pay interest expense on the $600 million 12.5% Senior Notes due 2010. As such, on December 27, 2001 Globix announced that it is in discussions with an informal committee of bondholders representing approximately 48% of the Company's outstanding $ 600 million issuance of 12.5% Senior Notes. The discussions concern a financial reorganization of the Company through a pre-packaged bankruptcy proceeding that would be aimed at significantly reducing the Company's debt burden. The Company is in similar discussions with its preferred stockholders. While there can be no assurance that these discussions will lead to an agreement, it is likely that any such agreement would result in the bondholders and preferred stockholders owning nearly all of the equity in the reorganized company, resulting in a near total dilution of the existing common stockholders' interest in the Company.

Segment Information

   The Company's activities fall within one operating segment. The following table sets forth geographic segment information for the years ended September 30, 1999, 2000 and 2001:

                                    Year ended September 30,
                                 -----------------------------
                                   1999      2000      2001
                                 --------  --------  ---------
                Revenue:
                United States... $ 33,674  $ 73,697  $  82,020
                Europe..........      143     7,590     22,190
                                 --------  --------  ---------
                   Consolidated. $ 33,817  $ 81,287  $ 104,210
                                 ========  ========  =========

                Operating loss:
                United States... $(27,590) $(64,477) $(142,713)
                Europe..........   (3,601)  (13,090)   (14,773)
                                 --------  --------  ---------
                   Consolidated. $(31,191) $(77,567) $(157,486)
                                 ========  ========  =========

                Tangible assets:
                United States... $276,896  $692,075  $ 436,262
                Europe..........   20,039    10,649     89,953
                                 --------  --------  ---------
                   Consolidated. $296,935  $702,724  $ 526,215
                                 ========  ========  =========

Income Taxes

   The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal income tax loss carryforwards of approximately $350 million at September 30, 2001. These income tax loss carryforwards expire between 2011 and 2021. Pursuant to Section 382 of the Internal Revenue Code, the use of these net operating loss carryforwards may be limited due to changes in ownership that have occurred. The Company is evaluating the impact, if any, that changes in ownership could have on net operating loss carryforwards. As of September 30, 2001, the Company also has net operating loss carryforwards of approximately $31 million from its United Kingdom subsidiaries, which do not expire under U.K. tax rules. For financial reporting purposes, income tax benefits through September 30, 2001 related to both U.S. Federal and foreign income tax losses are fully offset by a valuation allowance due to the uncertainty of the Company's ability to realize income tax benefits by generating taxable income in the future.

Capital Structure

   Globix's capital structure at September 30, 2001 consisted of 12.5% Senior Notes, mortgage and capital lease obligations, Series A Redeemable Convertible Preferred Stock and common stock. Prior to the December 1999 closing of the Hicks Muse investment there were no outstanding shares of preferred stock.

   Total borrowings at September 30, 2001 were $640.0 million, which included $6.7 million in current obligations and $633.3 million in Senior Notes, mortgage and other notes payable and long-term capital lease obligations.

Commitments

   As of September 30, 2001, Globix had commitments to certain telecommunications carriers totaling $36.3 million payable in various years through 2010. Additionally, as of September 30, 2001, Globix has various agreements to lease facilities and equipment and is obligated to make future minimum lease payments of approximately $249.6 million on operating leases expiring in various years through 2036.

   In connection with the construction and maintenance of Internet data centers, Globix is contractually committed as of September 30, 2001 to various equipment manufacturers and building contractors for equipment and construction services totaling approximately $18.0 million.

   As of September 30, 2001 Globix had issued collateralized letters of credit aggregating $24.6 million. The related funds are included in restricted cash and investments on the consolidated balance sheet.

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

Recent Technical Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. Globix expects the adoption of SFAS No. 144 will not have a material impact on the Globix consolidated financial position results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   At September 30, 2001, we had financial instruments consisting of fixed rate debt, mortgage payable marketable securities, short-term investments and other investments. The substantial majority of our debt obligations consist of the Senior Notes, which bear interest at 12.5% and mature May 1, 2010. Annual maturities of our capital lease obligations are as follows: $7.8 million in 2002, $6.8 million in 2003, $3.4 million in 2004, $0.8 million in 2005, $0.3 million in 2006 and thereafter. The mortgage interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025.

   Marketable securities include Globix's strategic investment in Edgar On-Line and Globecomm Systems Inc., publicly traded entities, which are recorded at fair market value. Globix does not hedge its exposure to fluctuations in the value of its equity securities.

   Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At September 30, 2001, all of our investments are due to mature within twelve months except $26.9 million and the carrying value of such investments approximates fair value. At September 30, 2001, $24.6 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   During fiscal years 2001 and 2000 there were no changes in or disagreements with Globix's independent accountant on accounting or financial disclosure.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The directors, executive officers, and other key employees of Globix, and their ages and positions as of November 30, 2001, are as follows:

Name                   Age                    Position
----                   ---                    --------
Marc H. Bell.......... 34  Chairman and Director
Peter L. Herzig....... 39  Chief Executive Officer
Marc Jaffe............ 34  Chief Operating Officer
Anthony L. Previte.... 36  Chief Technology Officer
Brian L. Reach........ 46  Chief Financial Officer
Lord Anthony St. John. 44  President of Worldwide Sales and Marketing and
                           Director
William Austin........ 54  General Counsel and Corporate Secretary
Shawn P. Brosnan...... 39  Senior Vice President and Corporate Controller
Christopher D. Peckham 36  Senior Vice President, Information Systems
Richard Rose.......... 55  Senior Vice President, Technology and
                           Application Services
Robert B. Bell........ 62  Director
Peter Brodsky......... 30  Director
Martin Fox............ 68  Director
Jack D. Furst......... 41  Director
Sid Paterson.......... 59  Director
Harshad Shah.......... 51  Director
Dr. Richard Videbeck.. 76  Director

   Marc H. Bell, has served as non-executive Chairman since August 2001. Prior to that he served as President and Chief Executive Officer and a Director since he founded Globix in 1989. Under his leadership and vision, the Company developed into a leading full-service provider of sophisticated Internet solutions to businesses, including hosting, network and application services. Mr. Bell has founded numerous companies in his career and has been a seed investor in several start-up entities. He has appeared on numerous television broadcasts and has been quoted in several national publications regarding Internet-related topics. He is a member of the Board of Trustees of and New York University and Babson College. He is also a Trustee of the Citizens Budget Commission. He has a Bachelor of Science degree in accounting from Babson College and a Masters in real estate from New York University. Mr. Bell is the son of Robert B. Bell.

   Peter L. Herzig, has served as Chief Executive Officer since August 2001. Prior to that he served as Chief Operating Officer since March 2001 and prior to that as Senior Vice President and Chief Operating Officer-Application Services Group since joining Globix in October 2000. Prior to joining Globix, Mr. Herzig was Executive Vice President and Chief Financial Officer at iWon.com, from March 2000 to October 2000, where his responsibilities included managing iWon's relationship with Globix. Previously, Mr. Herzig was a Senior Managing Director and Head of Global Capital Markets Services for Bear, Stearns & Co., from 1998 to March 2000 where he provided strategic capital-structure advisory services to a broad spectrum of domestic and international clients, including many new media technology companies experiencing growth with the expansion of the Internet. Prior to that he was employed by Goldman Sachs since 1989. Mr. Herzig has a Bachelor of Arts degree from Dartmouth College and a Masters from Columbia University.

   Marc Jaffe, has served as Chief Operating Officer since August 2001. Prior to that he served as Senior Vice President, Chief Operating Officer--Field Operations, since joining Globix in January 1995. Prior to joining Globix, Mr. Jaffe was a department manager at Sid Paterson Advertising Inc. in New York City, which he joined in 1989. Mr. Jaffe graduated from Colgate University, where he received a Bachelor of Arts degree.

   Anthony L. Previte, has served as Chief Technology Officer since joining Globix in October 1998. From July 1991 to October 1998, Mr. Previte was the Vice President, Special Projects for Emcor Group, Inc., a publicly traded electrical and mechanical engineering and construction firm. While at Emcor Group, Mr. Previte was involved in the design and construction of over one million square feet of secure data center facilities for companies such as Prudential Securities, Morgan Stanley and Nomura Securities. Mr. Previte has a degree in aerospace engineering from Polytechnic Institute of New York.

   Brian L. Reach, has served as Chief Financial Officer since joining Globix in September 1999. From May 1997 to August 1999, Mr. Reach was the Chief Financial Officer of IPC Communications, a provider of integrated telecommunications equipment and services to the financial industry. During his tenure at IPC, Mr. Reach successfully guided IPC through its leveraged recapitalization and financially restructured IPC enabling it to invest in strategic acquisitions and next generation technologies. Prior to IPC, Mr. Reach was the Chief Financial Officer of Celadon Group, Inc. and Cantel Industries, Inc. Mr. Reach is a certified public accountant and received his Bachelor of Science degree in accounting from the University of Scranton.

   Anthony St. John, Lord St. John of Bletso, has served as President of Worldwide Sales and Marketing since August 2001. Prior to that he served as Vice President, Business Development and has been a director of Globix since October 1997. In September 1999, Lord St. John became Globix's Vice President, Business Development. Since 1978, Lord St. John has served as a sitting member of the House of Lords of the Parliament of the United Kingdom and an Extra Lord-in-Waiting to Her Majesty the Queen. He is also a member of The House of Lords' European Union Sub-Committee on Economic and Financial Affairs, Trade and External Relations. Since 1993, he has served as a consultant to Merrill Lynch and is a Registered Representative of the London Stock Exchange. Lord St. John is also a director of Globix's U.K. subsidiary and serves as its Director of Business Development. He received his Bachelor of Arts and Bachelor of Science degrees from Capetown University and Bachelor of Laws from the University of South Africa and a Masters of Law from the London School of Economics.

   William Austin, joined Globix in April 2001 as General Counsel and has served as Corporate Secretary since August 2001. Mr. Austin previously was General Counsel for the Americas at ING Barings for 10 years. There he helped convert the American arm of the Amsterdam-based bank into an investment bank and handled financing work, underwriting, compliance functions, litigation management and the like. Formerly, Mr. Austin had been Associate General Counsel for eight years at The Chase Manhattan Bank, where he specialized in commercial lending. Before that, he worked for Herzog, Calamari & Gleason as an associate attorney dealing with civil litigation and corporate matters. Mr. Austin has a law degree from Fordham Law School and a bachelor's degree in economics from Cornell University.

   Shawn P. Brosnan, has served as Senior Vice President and Corporate Controller since August 2001. Prior to that he served as Vice President and Corporate Controller since joining Globix in November 1999. Prior to joining Globix, Mr. Brosnan spent over 15 years with Ernst & Young, one of the leading professional services organizations worldwide. During his tenure at Ernst & Young, he was a business advisor with extensive experience in the areas of accounting, finance, financial reporting, mergers and acquisitions and process improvement. Mr. Brosnan is a certified public accountant and received his Bachelor of Science degree in accounting from Providence College.

   Christopher D. Peckham, has served as Senior Vice President, Information Systems since August 2001. Prior to that he served as Vice President, Information Technology since rejoining Globix in February 1999. From August 1997 to February 1999, Mr. Peckham was Manager of Network Engineering for ICON, a national Internet service provider. From August 1995 through August 1997, Mr. Peckham served as Senior Systems and Networking Administrator for Globix. From May 1995 through August 1995, he held the position of Director of Technology for the Interactive Media Division of Database America. Mr. Peckham has Doctoral, Master and Bachelor of Science degrees in electrical engineering from the New Jersey Institute of Technology.

   Richard Rose, has served as Senior Vice President, Technology and Application Services since August 2001. Prior to that he served as Vice President, Business Development, since joining Globix in May 2000. Prior to joining Globix, Mr. Rose was with British Telecom Plc (BT) from September 1995, working as a General

Manager in BT's Outsourcing and Customized Solutions Division, where he led the successful negotiation and implementation to run the largest telecommunications outsourced contract in Europe. In May 1997, he joined the International M&A Development Group where he was responsible for managing a number of European fixed line and Internet and Multimedia transactions. He has a Masters Degree in Mathematics from London University.

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

   Peter S. Brodsky, has been a director of Globix since October 2001, when he replaced Mr. Michael Levitt as the second Board member representing HMTF. Mr. Brodsky is a Partner of Hicks, Muse, Tate & Furst Incorporated ("HMTF") and has been with HMTF since 1995. At HMTF, Mr. Brodsky has focused on the Firm's media investments, specifically in radio, television, sports and software. Prior to joining HMTF, Mr. Brodsky was employed for two years in the investment banking department of CS First Boston Corporation in New York. Mr. Brodsky serves as a director of several of the Firm's portfolio companies. He received his Bachelor of Arts degree from Yale University.

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

   The Securities and Exchange Commission (the "SEC") has adopted rules relating to the obligation of directors, certain officers and five percent shareholders to file beneficial ownership reports under Section 16 (A) of the Securities Exchange Act of 1934. One such rule requires disclosure by the Registrant of filings which, under the SEC's rules, are not deemed to be timely. During its review with respect to fiscal 2001, Globix determined that certain directors (Messrs. Fox, Shah, and St. John) did not file all such reports on a timely basis.

Item 11. Executive Compensation

   The following Summary Compensation Table sets forth the total compensation for the years ended September 30, 2001, 2000 and 1999 for Globix's Chief Executive Officer and its four most highly compensated executive officers (other than the Chief Executive Officer) (collectively referred to as the "Named Executive Officers"):

                          Summary Compensation Table




                                                                               Long-Term
                                                                              Compensation
                                                 Annual Compensation             Awards
                                        -------------------------------------  Securities  Restricted
                                                               Other Annual    Underlying    Stock
   Name and Principal Position     Year Salary ($) Bonus ($) Compensation ($) Options (#)  Award ($)
   ---------------------------     ---- ---------- --------- ---------------- ------------ ----------
Marc H. Bell...................... 2001  323,563         --         --                --   6,016,852
 President and                     2000  367,500    831,125         --                --          --
   Chief Executive Officer         1999  350,000    331,875         --         4,788,244          --
Peter L. Herzig................... 2001  200,000    100,000         --           200,000          --
 Chief Executive Officer
Marc Jaffe........................ 2001  250,000         --         --           120,000     705,000
 Chief Operating Officer           2000  250,000         --         --                --          --
                                   1999  215,685         --         --           480,000          --
Anthony L. Previte................ 2001  200,000         --         --            90,000     528,750
 Chief Technology Officer          2000  200,000         --         --                --          --
                                   1999  141,585         --         --           400,000          --
Brian L. Reach.................... 2001  250,000         --         --           100,000     587,500
 Chief Financial Officer           2000  250,000     50,000         --                --          --
                                   1999   20,000         --         --           400,000          --
Richard Rose...................... 2001  247,292     49,500         --            12,500      73,438
 Senior Vice President, Technology 2000   91,456         --         --            50,000          --
   and Application Services

--------
Mr. Bell resigned as Chief Executive Officer on August 1, 2001 and became non-executive chairman.
Mr. Herzig became Chief Executive Officer on August 1, 2001. Mr. Herzig joined Globix on October 16, 2000.
Mr. Rose joined Globix on May 9, 2000.
Mr. Reach joined Globix on September 1, 1999.

Option Grants in Last Fiscal Year

   The following table summarizes options granted during the year ended September 30, 2001 to the Named Executive Officers:

                                                                Potential Realizable
                                                                  Value at Assumed
                                                                Annual Rates of Stock
                                                                 Price Appreciation
                                Individual Grants                for Option Term ($)
                              ----------------------            ---------------------
                   Number of   % of Total
                   Securities   Options
                   Underlying  Granted to
                    Options   Employees in Exercise  Expiration
       Name         Granted   Fiscal Year  Price ($)    Date        5%        10%
       ----        ---------- ------------ --------- ---------- ---------  ---------
Marc H. Bell......       --        --          --           --         --         --
Peter L. Herzig...  200,000       7.2        4.00     12/18/10  1,303,116  2,074,994
Marc Jaffe........  120,000       4.3        2.81     12/21/10    549,263    874,610
Anthony L. Previte   90,000       3.2        2.81     12/21/10    411,947    655,957
Brian L. Reach....  100,000       3.6        2.81     12/21/10    457,719    728,842
Richard Rose......   12,500       0.4        2.81     12/21/10     57,215     91,105

   The options on the preceding table have been granted pursuant to Globix's Stock Option Plans and vest ratably over a five year period at each anniversary of the date of the grant. During the year ended September 30, 2001, Globix granted employees options to purchase 2,784,160 shares of common stock under the various Stock Option Plans.

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

Option Exercises and Fiscal Year-End Option Values

   The following Named Executive Officers exercised options during the fiscal year ended September 30, 2001:

   Mr. Marc H. Bell, exercised options to purchase 1,426,464 shares at prices ranging from $2.56 to $3.25 per share which resulted in realized value of $1,391,230.

   The following table shows the number of shares covered by both exercisable and unexercisable stock options held by the named executive officers as of the year ended September 30, 2001, and the values for exercisable and unexercisable options. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price. This calculation is based on the fair market value at September 30, 2001 of $0.42 per share, less the exercise price.

                         Fiscal Year-End Option Values

                           Number of           Value of Unexercised
                     Securities Underlying    In-the-Money Options at
                    Unexercised Options at      September 30, 2001
                      September 30, 2001                ($)
                   ------------------------- -------------------------
       Name        Exercisable Unexercisable Exercisable Unexercisable
       ----        ----------- ------------- ----------- -------------
Marc H. Bell......  4,207,780          --        --           --
Peter L. Herzig...     40,000     160,000        --           --
Marc Jaffe........    252,000     488,000        --           --
Anthony L. Previte    160,000     330,000        --           --
Brian L. Reach....    160,000     340,000        --           --
Richard Rose......     10,000      52,500        --           --

Employment Agreements

   Marc H. Bell. Effective June 1, 1998, Globix entered into a seven year employment agreement with Mr. Marc H. Bell. Under this agreement his base salary for fiscal year 2000 was $367,500, which increases annually at the rate of five percent. In addition, Mr. Bell receives an annual bonus equal to ten thousand times the increase, if any, of the market price per share of Globix's common stock on each June 30 over the highest per share market price of Globix's common stock on any preceding July 1 during the term of the agreement. During the years ended September 30, 2001,2000 and 1999 Mr. Bell received bonuses of approximately $0, $853,125, and $331,875, respectively under this provision of the employment agreement. The employment agreement also provides that he may require Globix to lend him up to a total of $155,000. Any loan taken thereunder will mature five years after the date made and bear interest at the rate of eight percent per annum. However, the interest accruing during the first two years is not payable until the end of such two-year period. At September 30, 2001, 2000 and 1999, Mr. Bell had no outstanding borrowings under such loan arrangement.

   Pursuant to the terms of the employment agreement, as amended, Mr. Bell is also entitled to stock option grants to purchase shares of common stock. The term of such option is ten years from the date of grant. During the years ended September 30, 2001, 2000, 1999 and 1998 Mr. Bell was granted options to purchase shares of common stock totaling 0, 0, 4,096,580 and 691,664, respectively, under this agreement.

   In connection with the proposed financial restructuring discussed in the Recent Developments section, Mr. Bell and the Company have agreed in principle to a three year employment agreement that will, among other things, reduce his base salary to $12,000 per year effective August 1, 2001 for his services as non-executive chairman.

   Peter L. Herzig. Effective October 2, 2001, Globix entered into an employment agreement with Mr. Peter L. Herzig. Under this agreement his base salary for fiscal year 2002 is $250,000. Pursuant to the terms of the employment agreement, Mr. Herzig is also entitled to an annual performance bonus and stock option grants to purchase shares of common stock. The term of such option grants are ten years from the date of grant.

   Marc Jaffe. Effective October 2, 2001, Globix entered into an employment agreement with Mr. Marc Jaffe. Under this agreement his base salary for fiscal year 2002 is $250,000. Pursuant to the terms of the employment agreement, Mr. Jaffe is also entitled to an annual performance bonus and stock option grants to purchase shares of common stock. The term of such option grants are ten years from the date of grant.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information regarding the beneficial ownership of Globix common stock as of December 21, 2001:

  . each person or entity who is known by Globix to own beneficially 5% or more of the outstanding shares of common stock;

  .  each Named Executive Officer as of December 21, 2001;

  .  each director; and

  .  all Named Executive Officers and directors of Globix as a group.

   The applicable percentage of ownership is based on 41,920,229 shares outstanding on December 21, 2001. Unless otherwise indicated, the address for those listed below is c/o Globix Corporation, 139 Centre St., New York, NY 10013.

                                                         Number of Shares  Percent
Named Executive Officers, Directors and 5% Stockholders Beneficially Owned of Class
------------------------------------------------------- ------------------ --------
        Marc H. Bell...................................     7,571,635        16.5
        Peter L. Herzig................................        40,000           *
        Marc Jaffe.....................................       631,738         1.5
        Anthony L. Previte.............................       366,000           *
        Brian L. Reach.................................       390,000           *
        Richard Rose...................................        37,500           *
        Lord Anthony St. John..........................       109,500           *
          7 Cadogan Gardens
          London SW32RE
        Robert B. Bell.................................        77,500           *
        Peter S. Brodsky...............................            --           *
          200 Crescent Court
          Dallas, Texas 75201
        Martin Fox.....................................       117,500           *
          10 Henry Street
          Teterboro, NJ 07608
        Jack D. Furst..................................        77,500           *
          200 Crescent Court
          Dallas, Texas 75201
        Sid Paterson...................................       162,500           *
          99 Madison Avenue
          New York, NY 10016
        Harshad Shah...................................        15,800           *
          145 East 48th Street
          New York, New York 10017
        Dr. Richard Videbeck...........................       122,700           *
          3249 East Angler's Stream
          Avon Park, FL 33825
        Thomas O. Hicks................................     8,617,300        17.1
          200 Crescent Court
          Dallas, Texas 75201
        HM4 Globix Qualified Fund, LLC.................     7,824,800        15.7
          200 Crescent Court
          Dallas, Texas 75201
        HMTF Equity Fund IV (1999), L.P................     7,824,800        15.7
          200 Crescent Court
          Dallas, Texas 75201
        HM4/GP (1999) Partners, L.P....................     7,880,300        15.8
          200 Crescent Court
          Dallas, Texas 75201
        Hicks, Muse GP (1999) Partners IV, L.P.........     8,200,600        16.4
          200 Crescent Court
          Dallas, Texas 75201
        Hicks, Muse (1999) Fund IV, LLC................     8,200,600        16.4
          200 Crescent Court
          Dallas, Texas 75201

                                                                    Number of Shares  Percent
Named Executive Officers, Director s and 5% Stockholders           Beneficially Owned of Class
--------------------------------------------------------           ------------------ --------
Firsthand Capital Management, Inc.................................     5,030,234        12.0
Kevin Michael Landis
  125 South Market
  San Jose, California 95113
All Named Executive Officers and directors as a Group (14 persons)     9,719,873        23.1

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

   The amount shown for Marc H. Bell includes 3,475,055 shares owned directly, including 2,048,290 shares subject to limitations on transfer and the Company's right to repurchase at par value, expiring with respect to 25% of such shares on each of December 27, 2001, 2002, 2003, and 2004, respectively ("Restricted Shares") and 4,096,580 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Herzig includes 40,000 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Jaffe includes 240,000 Restricted Shares and 316,000 stock options to purchase shares exercisable within 60 days and excludes 666 shares owned by Mr. Jaffe's minor child to which Mr. Jaffe disclaims beneficial ownership.

   The amount shown for Mr. Previte includes 180,000 Restricted Shares and 186,000 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Reach includes 200,000 Restricted Shares and 180,000 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Rose includes 25,000 Restricted Shares and 12,500 stock options to purchase shares exercisable within 60 days.

   The amount shown for Lord St. John includes 25,000 Restricted Shares and 84,500 stock options to purchase shares exercisable within 60 days and excludes 12,000 shares held in trust for the benefit of Lord St. John's wife and children, to which trust, Lord St. John disclaims beneficial ownership.

   The amount shown for Robert B. Bell includes 25,000 Restricted Shares and 52,500 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Fox includes 25,000 Restricted Shares and 52,500 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Furst includes 25,000 Restricted Shares and 52,500 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Paterson includes 25,000 Restricted Shares and 102,500 stock options to purchase shares exercisable within 60 days.

   The amount shown for Mr. Shah includes 5,000 Restricted Shares and 10,500 stock options to purchase shares exercisable within 60 days.

   The amount shown for Dr. Videbeck includes 25,000 Restricted Shares and 52,500 stock options to purchase shares exercisable within 60 days.

   The amounts shown for Thomas O. Hicks, HM4 Globix Qualified Fund, LLC, HMTF Equity Fund IV (1999), L.P., HM4/GP (1999) Partners, L.P., Hicks, Muse GP
(1999) Partners IV, L.P., and Hicks, Muse (1999) Fund IV, LLC are based upon Form 4s filed by those persons and information provided by Hicks, Muse to the registrant. The amounts shown assume conversion to common stock of all Series A 7.5% Convertible Preferred Stock beneficially owned by such entities. The shares shown are subject to shared voting and investment power.

   Messrs. Furst and Brodsky, each a director of Globix, were appointed to the Board of Directors on behalf of the holders of the Series A 7.5% Convertible Preferred Stock.

   The amount shown for Firsthand Capital Management, Inc. and Kevin Michael Landis are based on a Schedule 13F jointly filed by such persons on September 30, 2001.

   The amount shown for all executive officers and directors as a group, include 5,238,580 stock options to purchase shares exercisable within 60 days.

Item 13. Certain Relationships and Related Transactions

   See "Employment Contracts" above for a description of certain loans Globix had made to Marc H. Bell.

   A company owned by a family member of Harshad Shah, a director of Globix since April 4, 2000, holds a promissory note from Globix in the amount of $2.6 million, carrying an interest rate of 7% that arose from Globix's acquisition of 139 Centre Street. Interest payments totaled approximately $181,000, $181,000 and $45,000 in Fiscal 2001, 2000 and 1999, respectively.

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

Date: December 31, 2001 GLOBIX CORPORATION

                          /S/ MARC H. BELL

                            Marc H. Bell
                        Chairman and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 31, 2001             /S/ PETER L. HERZIG

                                      Peter L. Herzig
                                  Chief Executive Officer

Date: December 31, 2001             /S/ BRIAN L. REACH

                                      Brian L. Reach
                                  Chief Financial Officer

Date: December 31, 2001            /S/ SHAWN P. BROSNAN

                                     Shawn P. Brosnan
                        Senior Vice President, Corporate Controller

Date: December 31, 2001              Anthony St. John

                                     Anthony St. John
                        President of Worldwide Sales and Marketing
                                       and Director

Date: December 31, 2001               Robert B. Bell

                                      Robert B. Bell
                                         Director

Date: December 31, 2001                Peter Brodsky

                                       Peter Brodsky
                                         Director

Date: December 31, 2001               /S/ MARTIN FOX

                                        Martin Fox
                                         Director

Date: December 31, 2001                 JACK FURST

                                        Jack Furst
                                         Director

Date: December 31, 2001              /S/ SID PATERSON

                                       Sid Paterson
                                         Director


                  Date: December 31, 2001   /S/ HARSHAD SHAH

                                              Harshad Shah
                                                Director

                  Date: December 31, 2001 /S/ RICHARD VIDEBECK

                                            Richard Videbeck
                                                Director

                  Index to Consolidated Financial Statements

                                                                                                  Page
                                                                                                  ----

Report of Independent Public Accountants......................................................... F-2
Consolidated Balance Sheets--As of September 30, 2001 and September 30, 2000..................... F-3
Consolidated Statements of Operations--For the years ended September 30, 2001, September 30, 2000 and September 30, 1999......................................................................... F-4
Consolidated Statements of Changes in Stockholders' (Deficit) Equity--For the years ended
  September 30, 2001, September 30, 2000 and September 30, 1999.................................. F-5
   Consolidated Statements of Cash Flows--For the years ended September 30, 2001, September 30,
     2000 and September 30, 1999................................................................. F-6
Notes to Consolidated Financial Statements....................................................... F-7

                   Report of Independent Public Accountants

To the Stockholders and Board of
Directors of Globix Corporation:

   We have audited the accompanying consolidated balance sheets of Globix Corporation (a Delaware corporation) and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globix Corporation and Subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and net operating cash deficiencies and has a significant stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective October 1, 2000.

                                          ARTHUR ANDERSEN LLP

New York, New York
December 31, 2001

                      GLOBIX CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
          (All Dollars in Thousands, Except Share and Per Share Data)



                                                                                          September 30,
                                                                                      --------------------
                                                                                        2001       2000
                                                                                      ---------  ---------
Assets
Current assets:
Cash and cash equivalents............................................................ $ 111,502  $ 363,877
Short-term investments...............................................................        --      9,948
Marketable securities................................................................     1,610      4,685
Accounts receivable, net of allowance for doubtful accounts of $6,852 and $4,072,
  respectively.......................................................................    13,809     21,403
Prepaid expenses and other current assets............................................     7,785      4,441
Restricted cash......................................................................     6,984      7,093
                                                                                      ---------  ---------
   Total current assets..............................................................   141,690    411,447
Investments, restricted..............................................................    26,886     36,085
Property, plant and equipment, net...................................................   356,149    248,424
Debt issuance costs, net of accumulated amortization of $1,896 and $719, respectively    19,006     20,217
Intangible assets, net of accumulated amortization of $2,485 and $197, respectively..     4,362      6,650
Other assets.........................................................................     4,895      6,768
                                                                                      ---------  ---------
   Total assets...................................................................... $ 552,988  $ 729,591
                                                                                      =========  =========
Liabilities and Stockholders' Deficit
Current liabilities:
Capital Lease and other obligations.................................................. $   6,687  $   2,173
Accounts payable.....................................................................    14,022     16,964
Accrued liabilities..................................................................    30,141     13,669
Accrued interest.....................................................................    12,500     12,502
                                                                                      ---------  ---------
   Total current liabilities.........................................................    63,350     45,308
Capital Lease obligations, net of current portion....................................    10,309      1,135
Mortgage Payable.....................................................................    20,441     20,674
Senior Notes.........................................................................   600,000    600,000
Other long term liabilities..........................................................     7,577      4,462
                                                                                      ---------  ---------
   Total liabilities.................................................................   701,677    671,579
Minority interest in subsidiary......................................................     5,406         --
Redeemable convertible preferred stock...............................................    83,230     76,042
Stockholders' Deficit:
Common stock, $.01 par value; 500,000,000 shares authorized; 41,920,229 and
  37,307,315 shares issued and outstanding, respectively.............................       419        373
Additional paid-in capital...........................................................   171,176    165,890
Deferred compensation................................................................    (7,097)        --
Accumulated other comprehensive (loss) income........................................    (2,703)     1,784
Accumulated deficit..................................................................  (399,120)  (186,077)
                                                                                      ---------  ---------
   Total stockholders' deficit.......................................................  (237,325)   (18,030)
                                                                                      ---------  ---------
   Total liabilities and stockholders' deficit....................................... $ 552,988  $ 729,591
                                                                                      =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (All Dollars in Thousands, Except Share and Per Share Data)


                                                                            Year ended September 30,
                                                                     -------------------------------------
                                                                        2001         2000         1999
                                                                     -----------  -----------  -----------
Revenue............................................................. $   104,210  $    81,287  $    33,817
Operating costs and expense:
   Cost of revenue..................................................      40,609       42,513       22,184
   Selling, general and administrative..............................     128,321       98,113       36,495
   Restructuring charges............................................      56,109           --           --
   Depreciation and amortization....................................      36,657       18,228        6,329
                                                                     -----------  -----------  -----------
       Total operating costs and expenses...........................     261,696      158,854       65,008
                                                                     -----------  -----------  -----------
Loss from operations                                                    (157,486)     (77,567)     (31,191)
   Interest and financing expense...................................     (65,128)     (57,831)     (18,386)
   Interest income..................................................      13,282       24,749        6,192
   Other Income.....................................................       2,147        2,816           --
   Other Expense....................................................      (3,526)      (1,037)          --
                                                                     -----------  -----------  -----------
Loss before extraordinary loss and cumulative effect of a change in
  accounting principle..............................................    (210,711)    (108,870)     (43,385)
   Extraordinary loss on early extinguishment of debt...............          --      (17,577)          --
   Cumulative effect of a change in accounting principle............      (2,332)          --           --
                                                                     -----------  -----------  -----------
Net loss............................................................    (213,043)    (126,447)     (43,385)
  Dividends and accretion on preferred stock........................      (7,104)      (5,768)          --
                                                                     -----------  -----------  -----------
Net loss attributable to common stockholders'....................... $  (220,147) $  (132,215) $   (43,385)
                                                                     ===========  ===========  ===========
Basic and diluted loss per share attributable to common
  stockholders' before extraordinary loss and cumulative effect of
  change in accounting principle.................................... $     (5.66) $     (3.23) $     (1.73)
   Extraordinary loss...............................................          --        (0.50)          --
   Cumulative effect of a change in accounting principle............       (0.06)          --           --
                                                                     -----------  -----------  -----------
Basic and diluted loss per share attributable to common stockholders $     (5.72) $     (3.73) $     (1.73)
                                                                     ===========  ===========  ===========
Weighted average common shares outstanding--basic and diluted.......  38,476,909   35,484,040   25,116,800
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

                      GLOBIX CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
          (All Dollars in Thousands, Except Share and Per Share Data)



                                                                               Accumulated
                                                                                  Other                     Total
                                          Common Stock    Additional          Comprehensive             Stockholders'
                                       -----------------   Paid-in   Deferred    (Loss)     Accumulated   (Deficit)
                                         Shares    Amount  Capital    Comp.      Income       Deficit      Equity
                                       ----------  ------ ---------- -------- ------------- ----------- -------------
Balance, October 1, 1998.............. 16,560,464   $166   $ 17,122  $    --     $ 1,676     $ (16,245)   $   2,719
Issuance of common stock in
 conjunction with public offering, net
 of offering costs of $11,915......... 16,000,000    160    136,458       --          --            --      136,618
Issuance of common stock upon
 exercise of options and warrants, net    739,556      7      1,843       --          --            --        1,850
Comprehensive Income (Loss):
  Net loss............................         --     --         --       --          --       (43,385)          --
  Unrealized holding gains............         --     --         --       --       8,523            --           --
  Foreign Currency translation
   adjustment.........................         --     --         --       --          80            --           --
Total Comprehensive Loss..............         --     --         --       --          --            --      (34,782)
                                       ----------   ----   --------  -------     -------     ---------    ---------
Balance, September 30, 1999........... 33,300,020    333    155,423       --      10,279       (59,630)     106,405
Issuance of common stock in
 conjunction with acquisition.........    241,236      2      6,180       --          --            --        6,182
Issuance of common stock upon
 exercise of options and warrants, net  3,766,059     38     10,055       --          --            --       10,093
Dividends and accretion on preferred
 stock................................         --     --     (5,768)      --          --            --       (5,768)
Comprehensive Income (Loss):
  Net loss............................         --     --         --       --          --      (126,447)          --
  Unrealized holding losses...........         --     --         --       --      (5,763)           --           --
  Foreign Currency translation
   adjustment.........................         --     --         --       --      (2,732)           --           --
Total Comprehensive Loss..............         --     --         --       --          --            --     (134,942)
                                       ----------   ----   --------  -------     -------     ---------    ---------
Balance, September 30, 2000........... 37,307,315    373    165,890       --       1,784      (186,077)     (18,030)
Issuance of common stock in
 conjunction with acquisition.........     80,000      1      1,199       --          --            --        1,200
Issuance of common stock upon
 exercise of options..................  1,559,424     15      2,486                   --            --        2,501
Issuance of restricted stock..........  3,063,490     31      8,968   (8,999)         --            --           --
Amortization of deferred
 compensation.........................         --     --         --    1,638          --            --        1,638
Cancellation of restricted stock......    (90,000)    (1)      (263)     264          --            --           --
Dividends and accretion on preferred
 stock................................         --     --     (7,104)      --          --            --       (7,104)
Comprehensive Income (Loss):
  Net loss............................         --     --         --       --          --      (213,043)          --
  Unrealized holding losses...........         --     --         --       --      (5,539)           --           --
  Foreign Currency translation
   adjustment.........................         --     --         --       --       1,052            --           --
Total Comprehensive Loss..............         --     --         --       --          --            --     (217,530)
                                       ----------   ----   --------  -------     -------     ---------    ---------
Balance, September 30, 2001........... 41,920,229   $419   $171,176  $(7,097)    $(2,703)    $(399,120)   $(237,325)
                                       ==========   ====   ========  =======     =======     =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          (All Dollars in Thousands, Except Share and Per Share Data)

                                                                                                   Year ended September 30,
                                                                                                ------------------------------
                                                                                                  2001       2000       1999
                                                                                                ---------  ---------  --------
Cash flows from operating activities
Net loss....................................................................................... $(213,043) $(126,447) $(43,385)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization...............................................................    36,657     18,228     6,329
   Provision for uncollectible receivables.....................................................    14,119      2,701       460
   Cumulative effect of a change in accounting principle.......................................     2,332         --        --
   Restructuring charges.......................................................................    22,889         --        --
   Amortization of debt discount and issuance costs............................................     1,177      1,022       849
   Amortization of deferred compensation.......................................................     1,638         --        --
   Extraordinary loss on early extinguishment of debt..........................................        --     17,577        --
   Gain on sale of short term investments......................................................    (1,459)    (1,238)       --
   Gain on sale of marketable securities.......................................................      (663)      (601)       --
   Loss on impairment of investment............................................................     3,250         --        --
   Loss on impairment of operating assets......................................................     3,500         --        --
Changes in operating assets and liabilities:
   Accounts receivable.........................................................................    (6,526)   (15,922)   (3,397)
   Inventories.................................................................................        --      1,244      (890)
   Prepaid expenses and other current assets...................................................    (3,309)    (1,471)     (950)
   Other assets................................................................................    (3,567)       366      (766)
   Accounts payable............................................................................     2,303     (1,270)    3,911
   Accrued liabilities.........................................................................       947      7,827       904
   Accrued interest............................................................................        (2)     3,539        --
   Other.......................................................................................      (786)       127        38
                                                                                                ---------  ---------  --------
Net cash used in operating activities..........................................................  (140,543)   (94,318)  (36,897)

Cash flows from investing activities
Proceeds from sale of short term investments...................................................    10,180         --        --
Use of restricted cash and investments.........................................................     9,308     17,374    22,269
Investment in restricted cash and investments..................................................        --    (25,002)   (6,247)
Proceeds from sale of marketable securities....................................................     1,426      1,125    14,638
Investment in strategic investments............................................................        --     (1,033)   (6,000)
Purchases of property, plant and equipment.....................................................  (134,185)  (142,589)  (83,434)
Purchase of Comstar.net, Inc., net of cash acquired............................................        --        186        --
                                                                                                ---------  ---------  --------
Net cash used in investing activities..........................................................  (113,271)  (149,939)  (58,774)

Cash flows from financing activities
Repayments of mortgage payable and capital lease obligations...................................    (6,020)    (2,137)   (3,179)
Proceeds from exercise of stock options and warrants, net......................................     2,501     10,093     1,850
Capital contribution in minority-owned subsidiary..............................................     5,406         --        --
Proceeds from 12.5% Senior Notes offering, net of offering expenses............................        --    580,000        --
Proceeds from issuance of preferred stock, net.................................................        --     75,250        --
Proceeds from issuance of common stock, net....................................................        --         --   136,618
Repayment of 13% Senior Notes..................................................................        --   (170,400)       --
Payments of dividends on preferred stock.......................................................    (1,500)    (3,475)       --
Shareholder loan repayment.....................................................................        --         --       300
Proceeds from mortgage payable, net............................................................        --     20,064        --
                                                                                                ---------  ---------  --------
Net cash provided by financing activities......................................................       387    509,395   135,589
Effects of exchange rate changes on cash and cash equivalents..................................     1,052     (2,732)       80
                                                                                                ---------  ---------  --------
Net (decrease) increase in cash and cash equivalents...........................................  (252,375)   262,406    39,998
Cash and cash equivalents, beginning of year...................................................   363,877    101,471    61,473
                                                                                                ---------  ---------  --------
Cash and cash equivalents, ending of year...................................................... $ 111,502  $ 363,877  $101,471
                                                                                                =========  =========  ========
Supplemental disclosure of cash flow information
Cash paid for interest......................................................................... $  78,289  $  55,260  $ 21,256
Cash paid for income taxes..................................................................... $      34  $      72  $     38
Non-cash investing and financing activities:
   Equipment acquired under capital lease obligations.......................................... $  19,475  $      --  $  4,566
   Capital expenditures included in accounts payable, accrued liabilities and other long term
    liabilities................................................................................ $  12,557  $   8,287  $ 10,110
   Cumulative dividends and accretion on preferred stock....................................... $   7,104  $   2,293  $     --

The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)


1. Basis of Presentation and Management's Plan

   The Company has incurred net losses and net operating cash deficiencies and has a significant stockholders' deficiency. With regards to these matters, the Company is currently exploring debt restructuring alternatives. However, there can be no assurance that the Company will be successful in executing a viable restructuring alternative. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   On December 27, 2001, Globix announced that it is in discussions with an informal committee of bondholders representing approximately 48% of the Company's outstanding $600 million issuance of 12.5% Senior Notes. The discussions concern a financial reorganization of the Company through a pre-packaged bankruptcy proceeding that would be aimed at significantly reducing the Company's debt burden. The Company is in similar discussions with its preferred stockholders. While there can be no assurance that these discussions will lead to an agreement, it is likely that any such agreement would result in the bondholders and preferred stockholders owning nearly all of the equity in the reorganized company, resulting in a near total dilution of the existing common stockholders' interest in the Company.

2. Organization and Significant Accounting Policies

  Organization and Nature of Operations

   Globix Corporation and Subsidiaries ("Globix" or the "Company") is a leading full-service provider of sophisticated Internet solutions to businesses. The Company's solutions include secure and fault-tolerant Internet data centers, high performance network connectivity to the Internet and complex Internet-based application services. These three major elements of the total Internet solution combine to provide customers with the ability to create, operate and scale their increasingly complex Internet operations in a cost efficient manner. Customers of Globix primarily use these services to maintain complex computer equipment in a secure fault-tolerant environment with connectivity to a high-speed, high-capacity, direct link to the Internet and support complex Internet applications. The Company currently offers its services from facilities in New York City, Santa Clara, California, Atlanta, Georgia and London, England.

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

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


  Revenue Recognition

   Revenue consists primarily of managed hosting and dedicated Internet access fees, sales of systems administration and application services (such as streaming media, network security and administration and network monitoring).

   Monthly service revenue related to managed hosting and Internet access is recognized over the period services are provided. Revenue derived from application services is recognized as the project progresses. Projects are generally completed within less than one year. Payments received in advance of providing services are deferred until the period such services are provided.

   Effective October 1, 2000, the Company changed its revenue recognition method for set up and service installation fees upon the adoption of SAB No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 expresses the view of the SEC Staff in applying generally accepted accounting principles to certain revenue recognition issues. Under the provisions of SAB No. 101 set up and installation revenue are deferred and recognized over the estimated life of the underlying service contracts, which range from twelve to thirty six months. Prior to the adoption of SAB No. 101, the Company recognized revenue immediately upon completion of set up or installation. The change in accounting principle resulted in a revenue deferral and cumulative effect charge totaling $2.3 million or $0.06 per share, which was reflected in the accompanying consolidated statements of operations. The adoption of SAB No. 101 decreased the net loss $547 for the year ended September 30, 2001. The effect of the adoption of SAB No. 101 for the years ended September 30, 2000 and 1999 was not material.

  Cost of Revenue

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

  Investments

   Investments in marketable securities are reported at fair value. Unrealized gains and losses from those securities, which are classified as available-for-sale, are reported as "unrealized holding gains and losses" as a separate component of stockholders' equity. At September 30, 2001 marketable securities have a cost basis of approximately $2.7 million.

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

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


  Intangible Assets and Unaudited Proforma Results of Operations

   On August 30, 2000, the Company acquired all the outstanding shares of Comstar.net, Inc., a Georgia Corporation, for a purchase price of approximately $6.9 million (including transaction costs) in stock and cash. In connection with the acquisition, the Company assumed liabilities of approximately $3.4 million and acquired assets of approximately $9.8 million. The acquisition was recorded under the purchase method of accounting. Results of operations for the acquired business have been included in the consolidated statements of operations beginning August 31, 2000. The acquisition resulted in identifiable intangible assets (customer list) totaling approximately $6.8 million. These intangible assets are amortized over a three-year period using the straight line method.

   The following unaudited pro forma consolidated statements of operations data for the twelve months ended September 30, 2000 and 1999, gives effect to the acquisition of Comstar.net, Inc. as if this acquisition had occurred on October 1, 1998:

                                                         Twelve months ended
                                                            September 30,
                                                         -------------------
                                                           2000       1999
                                                         ---------  --------
Revenue................................................. $  85,600  $ 36,783
Net Loss................................................ $(135,082) $(50,687)
Net loss attributable to common stockholders............ $(140,850) $(50,687)
Basic and diluted, loss per share attributable to common
  stockholders.......................................... $   (3.97) $  (2.02)

   The above-unaudited pro forma consolidated result of operations data gives effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on October 1, 1998, and may not be indicative of future operating results.

  The following table reconciles the net cash acquired in this acquisition:

Fair value of net assets acquired $ 9,833
Liabilities assumed..............  (3,441)
Common stock issued..............  (6,182)
                                  -------
Net cash paid for acquisition....     210
Cash acquired in acquisition.....    (396)
                                  -------
Net cash acquired in acquisition. $  (186)
                                  =======

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

  Deferred Issuance Costs

   Costs incurred to obtain financing through the issuance of long term debt have been reflected as an asset in the accompanying consolidated balance sheets. Costs incurred to obtain financing through the issuance of preferred stock have been reflected as a reduction in the carrying value of the issued preferred stock. These costs

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

are amortized over the term of the related financing. In 2000, certain debt was redeemed at which time the remaining balance of unamortized discount and issuance costs were written off and included in extraordinary loss on early extinguishment of debt (See note 5).

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

  Stock-Based Compensation

   As permitted by Financial Accounting Standards Board Statement No. 123, "Accounting or Stock-Based Compensation" ("SFAS No. 123"), which establishes a fair value based method of accounting for stock-based compensation plans, the Company has elected to follow Accounting Principal Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") for recognizing stock-based compensation expense for financial statement purposes. Under APB No. 25, the Company applies the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted, because options are only granted at a price equal to market value on the day of grant. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. See Note 9 for the additional disclosures required under SFAS No. 123.

  Loss per Share

   Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. Diluted loss per share has not been presented since the inclusion of outstanding convertible preferred stock, stock options and warrants would be antidilutive. The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2001 and 2000 had been converted, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                                September 30,
                            ---------------------
                               2001       2000
                            ---------- ----------
Convertible preferred stock  8,617,300  8,000,000
Stock Options.............. 10,392,800 10,298,100
Warrants...................    194,800    194,800
                            ---------- ----------
                            19,204,900 18,492,900
                            ========== ==========

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


   The following is a reconciliation of net loss attributable to common stockholders for the years ended September 30, 2001, 2000 and 1999:

                                                                     2001         2000         1999
                                                                  -----------  -----------  -----------
Numerator:
Loss before extraordinary loss and cumulative effect of change in
  accounting principle........................................... $  (210,711) $  (108,870) $   (43,385)
Dividend and accretion on preferred stock........................      (7,104)      (5,768)          --
                                                                  ===========  ===========  ===========
Net loss attributable to common stockholders before extraordinary
  loss and cumulative effect of a change in accounting principle.    (217,815)    (114,638)     (43,385)
Extraordinary loss on early extinguishment of debt...............          --      (17,577)          --
Cumulative effect of a change in accounting principle............      (2,332)          --           --
                                                                  -----------  -----------  -----------
Net loss attributable to common stockholders..................... $  (220,147) $  (132,215) $   (43,385)
                                                                  ===========  ===========  ===========
Denominator:
Weighted average shares outstanding--basic and diluted...........  38,476,909   35,484,040   25,116,800
                                                                  ===========  ===========  ===========

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

  Fair Value of Financial Instruments

   For cash and cash equivalents, restricted cash and investments, marketable securities and accounts receivable, the carrying amount approximates fair value.

  Reclassifications

   Certain prior year information has been reclassified to conform with fiscal 2001 presentation.

  Recent Technical Accounting Pronouncements

   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. Globix expects the adoption of SFAS No. 144 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

   In June 2001, the FASB issued SFAS Nos. 141 and 142 entitled, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively, SFAS No. 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. SFAS No. 142 is effective beginning October 1, 2002. Globix expects the adoption of SFAS Nos. 141 and 142 will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

3. Property, Plant and Equipment

   Property, plant and equipment consist of the following:

                                                        September 30,
                                                     ------------------
                                                       2001      2000
                                                     --------  --------
Land................................................ $  1,997  $  1,997
Building and building improvements..................  108,216    55,416
Leasehold improvements..............................  145,617    30,927
Computer hardware and software and network equipment  134,767    67,552
Furniture and equipment.............................    9,693     7,198
                                                     --------  --------
                                                      400,290   163,090
Less: Accumulated depreciation and amortization.....  (54,499)  (25,731)
Add: Construction in progress.......................   10,358   111,065
                                                     --------  --------
Property, plant and equipment, net.................. $356,149  $248,424
                                                     ========  ========

   Certain computer and network equipment are recorded under capital leases that aggregated approximately $23.5 million and $6.0 million as of September 30, 2001 and 2000, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $6.6 million and $3.2 million as of September 30, 2001 and 2000, respectively.

   Costs incurred prior to completion of construction of Internet data centers and network infrastructure upgrades are reflected as construction in progress in the accompanying consolidated balance sheets and will be recorded as property, plant and equipment at the date each Internet data center or network segment becomes operational. Construction in progress includes direct expenditures for construction of the Internet data center facilities and related network equipment and network upgrade projects and is stated at cost. Capitalized costs include costs incurred under the construction contract, advisory, consulting and legal fees as well as, labor and interest incurred during the construction phase. Capitalized interest is included in property, plant and equipment under the provisions of SFAS No. 34 totaling approximately $12.4 million, $2.2 million and $3.8 million at September 30, 2001, 2000 and 1999, respectively. During the year ended September 30, 2001 certain projects including two new Internet data centers, expansion projects at several existing facilities and network infrastructure upgrades became operational. Accordingly, such assets were placed into service and recorded as a component of the respective depreciable asset category.

   ATC Merger Corp. ("ATC Corp."), a wholly owned subsidiary of the Company owns the land and building located at 139 Centre Street, New York, New York. The nine-story building with approximately 160,000 square feet of floor space houses the Company's corporate headquarters and one of its Internet data center facilities. A former owner of the right to purchase the Centre Street property is entitled to additional consideration if Globix sells the property. Such amount will be equal to the greater of (a) $1.0 million (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) ten percent of the gross sales price of the property if such sales price is greater than $17.5 million.

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


   In September 2000, the Company purchased the land and the eight-story building located at 415 Greenwich Street, New York, New York (the "Property"). The Property, which serves as the Company's second New York City Internet Data Center, is a certified historic structure eligible for historic tax credits ("Tax Credits") based on qualified expenditures, as defined in the Internal Revenue Code.

   In June 2001, the Company has entered into an agreement whereby the Tax Credits generated from the renovation of the Property will be utilized by a third party (the "Investor") via a subsidiary (the"LLC") in consideration for approximately $14.1 million capital contribution to the LLC. As of September 30, 2001, approximately $5.4 million of such capital contribution has been received by the LLC. The Company has consolidated the financial statements of the LLC at September 30, 2001 and for the period from inception to September 30,2001, resulting in a minority interest in subsidiary in the accompanying consolidated balance sheet. The LLC's results of operations for the period ending September 30, 2001 were not material.

   In connection with the above transaction, the Investor has a Put Option with the Company. The Put Option provides that during the 6 months following the 61st month after the date of the certification of the qualifying rehabilitation expenditures or December 31, 2002, whichever is earlier (the "Certification Date") the Investor may require the Company to purchase its interest in the LLC for an amount equal to 25% of the Investor's capital contribution in the LLC. If the Investor does not exercised its Put Option, the Company may exercise a Call Option during a period of 24 months following the 73rd month after the Certification Date. The Call Option allows the Company to acquire the Investor interest in LLC for the greater of the fair market value of the Investor interest in the LLC or an amount equal, on an after tax basis, taxes payable by the Investor upon the sale of its investment.

   Upon certain events including the sale of the Property at any time after 2007, (to the extent the above mentioned put/call options have not been exercised), the Company is obligated to pay the Investor 30% of any proceeds received in excess of cost. Upon the event that the Property is sold anytime before 2007, the Company is obligated to pay to the Investor, its capital contribution (less any unrecaptured Tax Credits available to the Investor), plus any loss attributable to the projected economic benefits to the Investor and any other amounts owed to the Investor (as defined). The above potential commitment is mitigated during the initial 60 months following the Certification Date by the Company's right to terminate the transaction by paying the difference between a 20% annual return on the Investors capital contributions up to the termination date and the Investors actual return up to the termination date.

4. Accrued Liabilities

   Accrued liabilities consist of the following:

                            September 30,
                           ---------------
                            2001    2000
                           ------- -------
Restructuring reserves.... $ 9,191      --
Deferred revenue..........   2,692     601
Accrued construction costs   6,490   3,172
Other.....................  11,768   9,896
                           ------- -------
                           $30,141 $13,669
                           ======= =======

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

   During the quarter ended December 31, 2000 the Company modified its Internet data center expansion plan to delay, scale back and eliminate certain facilities. During November 2000, management's plan to terminate certain lease obligations, associated surplus power and environmental equipment related to the proposed expansion of Globix Internet data centers in Boston, MA; Seattle, WA; and Los Angeles, CA were completed and approved by the Board of Directors. When initiated, the restructuring plan was expected to take approximately one year to complete. The Company recorded a $38.1 million charge associated with this restructuring plan in the fiscal quarter ending December 31, 2000. Approximately $15.7 million of this charge was recorded as a write-off of construction in progress, which included capitalized interest, consulting and legal fees, construction and pre-construction related costs previously capitalized.

   During the quarter ending September 30, 2001, the Company further modified its business plan to eliminate certain additional Internet data center and sales office facilities, resulting in the termination of certain employees (approximately 106 employees), lease obligations and write-off of certain equipment, leasehold improvements and intangible assets and other costs. In connection with this modification, additional non-recurring restructuring charges of $18.0 million were recorded, of which $10.0 million was a write-off of equipment, leasehold improvements and intangible assets and $1.2 million associated with employee terminations.

   As of September 30, 2001, restructuring charges totaling $46.9 million were charged against the established restructuring reserves, resulting in a remaining reserve balance of $9.2 million. The following table displays the activity and balances of the restructuring reserve account from inception to September 30, 2001:

Restructuring Charge Activity            Amount
-----------------------------           --------
Initial charge--November 2000 (balance) $ 38,109
   Additions...........................       --
   Deductions..........................  (27,667)
                                        --------
Balance, December 31, 2000.............   10,442
   Additions...........................       --
   Deductions..........................   (2,662)
                                        --------
Balance, March 31, 2001................    7,780
   Additions...........................       --
   Deductions..........................   (1,610)
                                        --------
Balance, June 30, 2001.................   16,170
   Additions...........................   18,000
   Deductions..........................  (14,979)
                                        --------
Balance, September 30, 2001............ $  9,191
                                        ========

   The above deductions to the restructuring reserve represent primarily cash payments and write-offs of previously capitalized costs.

5. Senior Notes

   In April 1998, the Company completed a $160.0 million debt financing (the"13% Senior Notes") consisting of 160,000 units, each unit consisting of a note in the principal amount of one thousand dollars and one warrant to purchase 14.08 shares of common stock (total of 2,252,800 shares of common stock) at a purchase price of $3.51 per share. The 13% Senior Notes were to mature on May 1, 2005. Interest on the 13% Senior notes accrued at a rate of 13% per annum and was payable semi-annually in arrears on May 1 and November 1 of each year,

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

commencing November 1, 1998. Globix deposited $57.0 million with an escrow agent at closing, which amount, with interest, was sufficient to pay, when due, the first six interest payments under the 13% Senior Notes. The 13% Senior Notes were collateralized by a first priority security interest in the escrow account. The 13% Senior Notes were unsecured obligations of the Company and ranked pari passu in right of payment with all existing and unsecured an unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. In connection with the warrants issued with the 13% Senior Notes, the Company had assigned an original issue discount of approximately $2.3 million.

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

   The 12.5% Senior Notes mature on February 1, 2010. Interest on the 12.5% Senior Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 2000. The 12.5% Senior Notes are unsecured obligations of the Company and rank pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and rank senior in right of payment to any future subordinated indebtedness. In connection with the offering the Company incurred costs of approximately $20.0 million that are being amortized over ten years using the effective interest method. See footnote No. 1 for further discussion and impact of management's plan on Senior Notes.

6. Mortgage Payable

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

7. Redeemable Convertible Preferred Stock

   During November 1999 the Company designated 250,000 shares of its authorized Preferred Stock, $0.01 par value, as a Series A. At September 30, 2001, there were 86,173 Series A Preferred Shares outstanding and 163,827 Series A Preferred Shares reserved for issuance. On April 4, 2000 the shareholders of the Company voted to amend the Company's certificate of incorporation to increase the Company's authorized preferred stock to 5,000,000 shares.

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

During the year ended September 30, 2001, the Company's Board of Directors decreased payment of in kind dividends aggregating 6,173 Series A Preferred Stock valued at $6,173.

8. Stockholders' Equity

  Restricted Stock Grant

   In December 2000, Globix granted approximately 3.1 million shares of restricted stock to certain employees and directors. The restricted stock awards vest 25% per year over a four-year period on the anniversary date of the grant. In connection with this restricted stock grant the Company has recorded a deferred compensation charge of $8,999 in stockholders equity. This deferred compensation will be recorded as compensation expense over the four-year vesting period. Compensation expense recorded in the year ended September 30, 2001 was $1,638.

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

  Secondary Public Offering

   In March 1999,the Company completed a public offering of 16,000,000 shares of the Company's common stock. The Company received proceeds, net of expenses, from thepublic offering of approximately $136.6 million. In addition, the Company received proceeds of $0.9 million resulting from the exercise of 80,790 warrants to purchase 323,160 shares of common stock.

9. Employee Benefits Plan

  Stock Option Plans

   In April 2001, the Company's stockholders approved, the 2001 Stock Option Plan (the "2001 Option Plan"), which provides for the grant of stock options to purchase up to 2,000,000 shares of common stock to any employee, non-employee director, or consultant at the Board's discretion. Under the 2001 Option Plan, these

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

options may not be exercised after ten years from the date of grant. Options issued to employees are exercisable ratably over a five-year period.

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

   In April 1999, the Company's stockholders approved, the 1999 Stock Option Plan (the "1999 Option Plan"), which provides for the grant of stock options to purchase up to 6,000,000 shares of common stock to any employee, non-employee director, or consultant at the Board's discretion. Under the 1999 Option Plan, these options may not be exercised after ten years from the date of grant. Options issued to employees are exercisable ratably over a five-year period.

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

   Under the 2001, 2000, 1999 and 1998 Option Plans, options are granted to non-employee directors upon election at the annual meeting of stockholders at a purchase price equal to the fair market value on the date of grant. In addition, the non-employee director stock options shall be exercisable in full twelve months after the date of grant unless determined otherwise by the compensation committee.

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

   There were 6,289,812 options available for future grant at September 30, 2001.

  Fair Value of Stock Options

   For disclosure purposes under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                         2001   2000   1999
                         -----  -----  ----
Expected life (in years)   6.0    6.0   6.0
Risk-free interest rate.   5.0%   6.3%  5.4%
Volatility.............. 133.0% 122.0% 94.0%
Dividend yield..........   0.0%   0.0%  0.0%

   Utilizing these assumptions, the weighted average fair value of options granted is $2.83, $20.80 and $6.49 for the years ended September 30, 2001, 2000 and 1999, respectively.

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


   Under the above model, the total value of stock options granted would be amortized on a pro forma basis over the option-vesting period. Had the Company determined compensation expense for these stock options under the fair value method of SFAS No. 123, the Company's net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been increased to the following pro forma amounts:

                                                   Year ended September 30,
                                                ------------------------------
                                                  2001       2000       1999
                                                ---------  ---------  --------
Pro forma net loss attributable to common
  stockholders................................. $(228,599) $(139,340) $(76,305)
                                                ---------  ---------  --------
Pro forma basic and diluted, net loss per share
  attributable to common stockholders.......... $   (5.94) $   (3.93) $  (3.04)
                                                ---------  ---------  --------

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



  Summary Stock Option Activity

   The following table summarizes stock option information with respect to all stock options for the three years ended September 30, 2001:

                                                    Weighted
                                                    Average
                                        Number of   Exercise
                                         Shares      Price
                                        ----------  --------
Options outstanding, October 1, 1998...  3,680,752   $ 1.60
   Granted.............................  7,839,844     8.21
   Canceled............................   (532,344)    3.58
   Exercised...........................   (264,272)    1.52
                                        ----------
Options outstanding, September 30, 1999 10,723,980     6.33
   Granted.............................  1,864,150    23.30
   Canceled............................   (834,403)   12.54
   Exercised........................... (1,454,635)    1.79
                                        ----------
Options outstanding, September 30, 2000 10,298,692     9.54
   Granted.............................  2,784,160     3.10
   Canceled............................ (1,130,647)   12.78
   Exercised........................... (1,559,424)    1.61
                                        ----------
Options outstanding, September 30, 2001 10,392,781   $ 8.67
                                        ==========

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


   The following table summarizes information about the outstanding and exercisable options at September 30, 2001:

                             Options Outstanding                  Options Exercisable
                ---------------------------------------------- --------------------------
                 Number of  Weighted Average     Weighted       Number of     Weighted
   Range of       Options      Remaining          Average        Options      Average
Exercise Prices Outstanding Contractual Life Exercisable Price Outstanding Exercise Price
--------------- ----------- ---------------- ----------------- ----------- --------------
$ 0.42 - $ 1.50    916,249        7.24            $ 1.21          300,549      $ 1.29
$ 1.51 - $ 2.63    340,672        6.09            $ 1.74          200,872      $ 1.67
$ 2.64 - $ 9.24  2,628,810        8.78            $ 3.62          230,560      $ 6.05
$ 9.25 - $ 9.25  4,096,580        7.49            $ 9.25        4,096,580      $ 9.25
$ 9.26 - $12.02  1,682,170        7.87            $11.69          793,150      $11.66
$12.03 - $58.19    728,300        8.53            $29.12          217,820      $29.14
                ----------        ----            ------        ---------      ------
                10,392,781        7.96            $ 8.67        5,839,531      $ 9.52
                ==========        ====            ======        =========      ======

  401(k) Plan

   The Company offers its eligible U.S. employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("the Plan"). Each employee is eligible to contribute, on a tax-deferred basis, a portion of annual earnings not to exceed certain federal income tax limitations. The Company makes discretionary contributions for all eligible employees who contribute to the Plan in an amount not to exceed 50% of each participant's first 4% of compensation contributed as elective deferrals for the Plan year. The Company contributed approximately $0.39 million and $0.27 million to the Plan during the years ended September 30, 2001 and 2000, respctively.

10. Capital Lease Obligations

   Future minimum lease payments due under capital leases are as follows:

              Year Ending
              September 30                                Amount
              ------------                                -------
              2002....................................... $ 7,805
              2003.......................................   6,804
              2004.......................................   3,470
              2005.......................................     802
              2006.......................................     306
              Less: Amount representing interest.........  (2,430)
                                                          -------
              Present value of net minimum lease payments $16,757
                                                          =======

11. Commitments and Contingencies

  Leases

   The Company has minimum monthly usage/maintenance levels with certain of its telecommunications carriers expiring in various years through 2010. The Company also leases certain of its facilities and various equipment under non-cancelable operating leases expiring in various years through 2030. Total lease expense for all operating leases for the year ended September 30, 2001, 2000 and 1999 was $7.1 million, $4.1 million and $1.3 million, respectively.

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


   Future minimum payments due under these operating leases and telecommunications carrier usage commitments are as follows:

                         Year Ending
                         September 30 Telecom.  Leases
                         ------------ -------- --------
                          2002....... $12,819  $  7,733
                          2003.......   6,880    11,839
                          2004.......   5,664    14,008
                          2005.......   4,368    13,837
                          2006.......   2,622    13,967
                          Thereafter.   3,940   188,223
                                      -------  --------
                          Total...... $36,293  $249,607
                                      =======  ========

  Equipment and Services

   In connection with the construction of the Company's Internet data centers the Company is contractually committed as of September 30, 2001 to various equipment manufacturers and building contractors for equipment and construction services totaling approximately $18.0 million.

  Letters of Credit

   As of September 30, 2001 the Company had collateralized letters of credit aggregating $24.6 million. The related funds are included in restricted cash and investments on the accompanying consolidated balance sheet.

  Employment and Other Contractual Agreements

   Effective June 1, 1998, the Company entered into a seven year employment agreement, with an Officer and Director providing for a base salary of $0.35 million per year, increasing annually at the rate of five percent starting October 1, 1999. In addition, the individual will receive an annual bonus equal to ten thousand times the increase, if any, of the fair market value per share of the Company's common stock measured during the twelve month period ending on June 30 of each year of the agreement, commencing with the year beginning July 1, 1998. During the years ended September 30, 2001, 2000 and 1999 the individual received bonuses of approximately, $0, $0.85 million and $0.33 million, respectively under this provision of the employment agreement. The employment agreement also provides that he may require the Company to lend such officer up to a total of $0.155 million. Any loan taken there under will mature five years after the date made and bear interest at the rate of eight percent per annum. However, the interest accruing during the first two years is not payable until the end of such two-year period. At September 30, 2001, 2000 and 1999 the individual had no outstanding borrowings under such loan arrangement. Pursuant to the terms of the employment agreement, as amended, the individual is also entitled to stock option grants to purchase shares of common stock. The term of such option is ten years from the date of grant. During the years ended September 30, 2001, 2000, 1999 and 1998 the individual was granted options to purchase shares of common stock totaling 0, 0, 4,096,580, and 691,664, respectively, under this agreement. In connection with the proposed financial restructuring discussed in footnote No. 1, the above individual and the Company have agreed in principle to a three year employment agreement that will, among other things, reduce his base salary to $12,000 per year effective August 1, 2001 for his services as non-executive chairman.

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


   In connection with employment arrangements with certain other employees the Company is also committed to minimum compensation obligations under employment arrangements expiring through 2002. Minimum payments due under these arrangements aggregate approximately $1.0 million.

  Contingencies

   From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

12. Income Taxes

   Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               Year ended September 30,
                                                            -----------------------------
                                                              2001       2000      1999
                                                            ---------  --------  --------
Deferred tax assets (liabilities):
   Tax depreciation and amortization (in excess) less than
     depreciation and amortization......................... $   1,316  $   (209) $   (348)
   Net operating loss carryforwards (U.S. Federal Tax).....   158,666    78,622    23,375
   Allowance for doubtful accounts.........................     2,395     1,631       283
   Deferred Rent...........................................       174       149       149
   Deferred compensation...................................       916       641        --
   Deferred Revenue........................................       284        --        --
   Restructuring reserve...................................     3,670        --        --
   Valuation allowance.....................................  (167,421)  (80,834)  (23,459)
                                                            ---------  --------  --------
       Total net deferred tax liabilities.................. $      --  $     --  $     --
                                                            =========  ========  ========


   The provision for income taxes for the years ended September 30, 2001, 2000, and 1999 differs from the amount computed by applying the federal statutory rate due to the following:

                                                      Year ended September 30,
                                                      ----------------------
                                                       2001        2000  1999
                                                      ----         ----  ----
        Statutory federal income tax rate............ (34)%        (34)% (34)%
        State and local taxes, net of federal benefit (11)%        (11)% (11)%
        Valuation allowance..........................  45 %        45  %  45 %
                                                      ---          ---   ---
        Effective income tax rate.................... --  %        --  % --  %
                                                      ===          ===   ===

   The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal income tax loss carryforwards of approximately $350 million at September 30, 2001. These income tax loss carryforwards expire between 2011 and 2021. Pursuant to Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be limited due to changes in ownership that have occurred. The Company has not yet determined the impact, if any, that changes in ownership have had

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)

on net operating loss carryforwards. As of September 30, 2001, the Company also has net operating loss carryforwards of approximately $31 million from its United Kingdom Subsidiaries, which do not expire under U.K. tax rules. For financial reporting purposes, income tax benefits through September 30, 2001 related to both U.S. Federal and foreign income tax losses are fully offset by a valuation allowance due to the uncertainty of the Company's ability to realize income tax benefits by generating taxable income in the future.

13. Segment Information

   The Company reports segment information under SFAS No. 131, which establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company is a full service provider of sophisticated Internet solutions. The Company operates several Internet data centers throughout the United States and Europe. Each Internet data center provides the same internet related services to similar type of customers. Effective April 1, 2001 and for the fiscal year ended September 30, 2001, Globix reports its results of operations in one operating segment under the provisions of SFAS No. 131. Previously the Company reported under two operating segments.

   The following table sets forth geographic segment information for the years ended September 30, 2001, 2000 and 1999:

                                    Year ended September 30,
                                 -----------------------------
                                   2001       2000      1999
                                 ---------  --------  --------
                Revenue:
                 United States.. $  82,020  $ 73,697  $ 33,674
                 Europe.........    22,190     7,590       143
                                 ---------  --------  --------
                 Consolidated... $ 104,210  $ 81,287  $ 33,817
                                 =========  ========  ========

                Operating loss:
                 United States.. $(142,713) $(64,477) $(27,590)
                 Europe.........   (14,773)  (13,090)   (3,601)
                                 ---------  --------  --------
                 Consolidated...  (157,486) $(77,567) $(31,191)
                                 =========  ========  ========

                Tangible assets:
                 United States.. $ 436,262  $692,075   276,896
                 Europe.........    89,953    10,649    20,039
                                 ---------  --------  --------
                 Consolidated... $ 526,215  $702,724  $296,935
                                 =========  ========  ========

14. Related Party Transactions

   The Company utilizes an entity controlled by a Director of the Company, as its agent to place the Company's advertisements in various print publications. Amounts paid to this entity for the years ended September 30, 2001, 2000 and 1999 were $0, $0.1 million and $1.5 million, respectively. A substantial portion of these amounts constitutes the pass-through of amounts payable to the publishing companies for the Company's advertisements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


15. Selected Quarterly Financial Data (Unaudited)

                                                                     Three Months Ended
                                                                        December 31,
                                                                  ------------------------
                                                                     2000         1999
                                                                  -----------  -----------
Revenue.......................................................... $    26,237  $    16,145
Loss from operations.............................................     (60,951)     (16,963)
Loss before cumulative effect of a change in accounting principle      (70,92)     (20,811)
Cumulative effect of a change in accounting principle............      (2,332)          --
                                                                  -----------  -----------
Net loss.........................................................     (73,284)     (20,811)
Dividends and accretion on preferred stock.......................      (1,735)        (531)
                                                                  -----------  -----------
Net loss attributable to common stockholders..................... $   (75,019) $    21,342
                                                                  ===========  ===========
Basic and diluted net loss per share attributable to common
  stockholders before cumulative effect of a change in
  accounting principle........................................... $     (1.95) $     (0.64)
Cumulative effect of a change in accounting principle............       (0.06)          --
                                                                  -----------  -----------
Basic and diluted net loss per share attributable to common
  stockholders................................................... $     (2.01) $     (0.64)
                                                                  -----------  -----------
Weighted average common shares outstanding--basic and
  diluted........................................................  37,328,496   33,557,678
                                                                  ===========  ===========


                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
                                                               2001         2000
                                                            -----------  -----------
Revenue.................................................... $    26,782  $    17,913
Loss from operations.......................................     (19,957)     (19,984)
Loss before extraordinary loss.............................     (31,966)     (29,548)
Extraordinary loss on early extinguishment of debt.........          --      (17,577)
                                                            -----------  -----------
Net loss...................................................     (31,966)     (47,125)
Dividends and accretion on preferred stock.................      (1,761)      (1,762)
                                                            -----------  -----------
Net loss attributable to common stockholders............... $   (33,727) $   (48,887)
                                                            ===========  ===========
Basic and diluted net loss per share attributable to common
  stockholders before extraordinary loss................... $     (0.87) $     (0.90)
Extraordinary loss per share...............................          --        (0.51)
                                                            -----------  -----------
Basic and diluted net loss per share attributable to common
  stockholders............................................. $     (0.87) $     (1.41)
                                                            ===========  ===========
Weighted average common shares outstanding--basic and
  diluted..................................................  38,709,658   34,617,361
                                                            ===========  ===========

                      GLOBIX CORPORATION AND SUBSIDIARIES

          (All Dollars in Thousands, Except Share and Per Share Data)


                                                               Three Months Ended
                                                                    June 30,
                                                            ------------------------
                                                               2001         2000
                                                            -----------  -----------
Revenue.................................................... $    26,239  $    21,376
Loss from operations.......................................     (24,055)     (19,773)
Net loss...................................................     (36,000)     (30,112)
                                                            -----------  -----------
Dividends and accretion on preferred stock.................      (1,790)      (1,738)
                                                            -----------  -----------
Net loss attributable to common stockholders............... $   (37,790) $   (31,850)
                                                            ===========  ===========
Basic and diluted net loss per share attributable to common
  stockholders............................................. $     (0.97) $     (0.87)
                                                            ===========  ===========
Weighted average common shares outstanding--basic and
  diluted..................................................  38,933,135   36,672,360
                                                            ===========  ===========

                                                               Three Months Ended
                                                                  September 30,
                                                            ------------------------
                                                               2001         2000
                                                            -----------  -----------
Revenue.................................................... $    24,952  $    25,853
Loss from operations.......................................     (52,773)     (20,847)
Net loss...................................................     (71,793)     (28,398)
                                                            -----------  -----------
Dividends and accretion on preferred stock.................      (1,818)      (1,738)
                                                            -----------  -----------
Net loss attributable to common stockholders............... $   (73,611) $   (30,136)
                                                            ===========  ===========
Basic and diluted net loss per share attributable to common
  stockholders............................................. $     (1.89) $     (0.81)
                                                            ===========  ===========
Weighted average common shares outstanding--basic and
  diluted..................................................  38,946,043   37,085,711
                                                            ===========  ===========

                                 EXHIBIT INDEX

Exhibit
Number  Description
------  -----------

  3.1   Certificate of Incorporation of Globix, as amended.(7)

  3.2   By-laws of Globix, as amended.(14)

  4.1   Specimen Stock Certificate.(2)

  4.2   Form of Warrant to purchase Common Stock expiring May 1, 2005.(3)

  4.3   Specimen Series A 7.5% Convertible Preferred Stock Certificate.(11)

  4.4   Certificate of Designations, Preferences and Rights of Series A 7.5% Convertible Preferred Stock
        Certificate.(11)

  4.5   Indenture between Globix and HSBC Bank USA, as Trustee, dated as of February 8, 2000.(12)

  4.6   Form of 12.5% Senior Note due February 1, 2020.(12)

 10.1   Warrant Registration Rights Agreement between Globix and ING Baring, (U.S.) Securities, dated as of
        April 30, 1998.(3)

 10.2   1995 Stock Option Plan, adopted September 29, 1995.(1)

 10.3   1998 Stock Option Plan, adopted April 16, 1998.(4)

 10.4   Employment Agreement between Marc H. Bell and Globix, dated as of April 10, 1998.(6)

 10.5+  Purchase Agreement between Young Woo and Globix dated as of June 2, 1998.(5)

 10.6   Amendment to Marc H. Bell Employment Agreement, dated as of March 2, 1999.(7)

 10.7   Stock Option Agreement between Globix and Marc H. Bell, dated as of March 26, 1999.(7)

 10.8   1999 Stock Option Plan, adopted April 23, 1999.(8)

 10.9   Employment Agreement between Robert B. Bell and Globix, dated as of July 21, 1999.(9)

 10.10  Purchase Agreement between Globix and HMTF-IV Acquisition Corp. dated as of November 5,
        1999.(10)

 10.11  Registration Rights Agreement for 12.5% Senior Notes, dated as of February 8, 2000.(12)

 10.12  Trust Agreement between Globix and Arnold N. Bressler, as Trustee, dated as of July 21, 1999.(14)

 10.13  2000 Stock Option Plan, adopted April 4, 2000.(13)

 10.14  2001 Stock Option Plan, adopted April 26, 2001.(15)

 10.15  2001 Restricted Stock Plan, adopted April 26, 2001.(15)

 10.16  Amendment No. 2 to Marc H. Bell Employment Agreement, dated as of March 21, 2001.(16)

 10.17  Employment Agreement between Peter L. Herzig and Globix dated as of October 2, 2001.*

 10.18  Employment Agreement between Marc Jaffe and Globix dated as of October 2, 2001.*

 21     List of Subsidiaries.*

 23     Consent of Arthur Andersen LLP.*

--------
 * Filed herewith.
 + Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.
 (1)Incorporated by reference to Globix's Registration Statement on Form SB-2 (File No. 33-98978) filed November 3, 1995.
 (2)Incorporated by reference to Amendment No. 2 to Globix's Registration Statement filed January 23, 1996, declared effective January 24, 1996.

 (3)Incorporated by reference to Globix's Report on Form 8-K filed May 11, 1998.
 (4)Incorporated by reference to Globix's Proxy Statement on Schedule 14A filed on March 16, 1998.
 (5)Incorporated by reference to Globix's Report on Form 8-K/A filed September 18, 1998.
 (6)Incorporated by reference to Globix's Annual Report on Form 10-KSB filed December 29, 1998.
 (7)Incorporated by reference to Globix's Quarterly Report on Form 10-Q filed May 15, 2000.
 (8)Incorporated by reference to Globix's Proxy Statement on Schedule 14A filed on March 24, 1999.
 (9)Incorporated by reference to Globix's Quarterly Report on Form 10-Q filed August 16, 1999.
(10)Incorporated by reference to Globix's Report on Form 8-K filed November 29, 1999.
(11)Incorporated by reference to Globix's Annual Report on Form 10-K filed December 29, 1999.
(12)Incorporated by reference to Globix's Report on Form 8-K filed February 14, 2000.
(13)Incorporated by reference to Globix's Proxy Statement on Schedule 14 filed March 8, 2000.
(14)Incorporated by reference to Globix's Annual Report on Form 10-K filed December 29, 2000.
(15)Incorporated by reference to Globix's Proxy Statement on Schedule 14 filed March 23, 2001.
(16)Incorporated by reference to Globix's Quarterly Report on Form 10-Q filed May 14, 2001.