Form 10-Q
period 2001-12-31
GLOBIX CORP
filed 2002-02-14
CIK 1003111

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File No. 1-14168

Globix Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3781263 (I.R.S. Employer Identification No.)
139 Centre Street, New York, New York (address of principal executive offices)	10013 (Zip Code)

Registrant’s Telephone number, including area code: (212) 334-8500

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒            No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares of the Registrant’s common stock outstanding as of February 5, 2002 was 41,896,479.

1

GLOBIX CORPORATION AND SUBSIDIARIES

GLOBIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All Dollars in Thousands, Except Share and Per Share Data)

	December 31, 2001	September 30, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,079	$111,502
Marketable securities	2,684	1,610
Accounts receivable, net of allowance for doubtful accounts of $6,731 and $6,852, respectively	12,846	13,809
Prepaid expenses and other current assets	8,907	7,785
Restricted cash	999	6,984

Total current assets	114,515	141,690
Investments, restricted	27,097	26,886
Property, plant and equipment, net	354,163	356,149
Debt issuance costs, net of accumulated amortization of $2,213 and $1,896, respectively	19,639	19,006
Intangible assets, net of accumulated amortization of $3,056 and $2,485, respectively	3,791	4,362
Other assets	4,944	4,895

Total assets	$524,149	$552,988

Liabilities and Stockholders’ Deficit
Current liabilities:
Capital lease and other obligations	$6,670	$6,687
Accounts payable	9,685	14,022
Accrued liabilities	30,972	30,141
Accrued interest	31,250	12,500

Total current liabilities	78,577	63,350

Capital lease obligations, net of current portion	9,237	10,309
Mortgage payable	20,378	20,441
Senior Notes	600,000	600,000
Other long term liabilities	7,489	7,577

Total liabilities	715,681	701,677

Minority interest in subsidiary	5,389	5,406
Redeemable convertible preferred stock	83,462	83,230

Stockholders’ Deficit
Common stock, $.01 par value; 500,000,000 shares authorized; 41,896,479 and 41,920,229 shares issued and outstanding, respectively	419	419
Additional paid-in capital	169,258	171,176
Deferred compensation	(6,481)	(7,097)
Accumulated other comprehensive income	(2,856)	(2,703)
Accumulated deficit	(440,723)	(399,120)

Total stockholders’ deficit	(280,383)	(237,325)

Total liabilities and stockholders’ deficit	$524,149	$552,988

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All Dollars in Thousands, Except Share and Per Share Data)

	Three months ended December 31 ,
	2001	2000
	(Unaudited)
Revenue	$23,379	$26,237
Operating costs and expense:
Cost of revenue	9,663	10,468
Selling, general and administrative	24,748	31,014
Restructuring expenses	—	38,109
Depreciation and amortization	12,012	7,597

Total operating costs and expenses	46,423	87,188

Loss from operations	(23,044)	(60,951)
Interest and financing expense	(20,024)	(16,480)
Interest income	966	6,479
Other income/expense	110	—
Minority interest in subsidiary	389	—

Loss before cumulative effect of a change in accounting principle	(41,603)	(70,952)
Cumulative effect of a change in accounting principle	—	(2,332)

Net loss	(41,603)	(73,284)
Dividends and accretion on preferred stock	(1,848)	(1,735)

Net loss attributable to common stockholders’	$(43,451)	$(75,019)

Basic and diluted loss per share attributable to common stockholders’ before cumulative effect of a change in accounting principle	$(1.11)	$(1.95)
Cumulative effect of a change in accounting principle	—	(0.06)

Basic and diluted net loss per share attributable to common stockholders’	$(1.11)	$(2.01)

Weighted average common shares outstanding—basic and diluted	38,979,005	37,328,496

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(All Dollars in Thousands, Except Share and Per Share Data)

	Three months ended December 31,
	2001	2000
	(Unaudited)
Cash flows from operating activities
Net loss	$(41,603)	$(73,28)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,012	7,597
Provision for uncollectible accounts receivable	1,488	2,315
Cumulative effect of a change in accounting principle	—	2,332
Restructuring expenses	—	20,094
Minority interest in subsidiary	(389)	—
Amortization of debt issuance costs	317
Amortization of deferred compensation	546	—
Changes in operating assets and liabilities:
Accounts receivable	(525)	(3,619)
Prepaid expenses and other current assets	(1,122)	(648)
Other assets	(1,003)	(3,538)
Accounts payable	(4,913)	(1,621)
Accrued liabilities	3,431	7,978
Accrued interest	18,750	18,748
Other	(87)	(615)

Net cash used in operating activities	(13,098)	(23,985)

Cash flows from investing activities
Use of restricted cash and investments	5,773	5,099
Purchases of property, plant and equipment	(12,256)	(27,463)

Net cash used in investing activities	(6,483)	(22,364)

Cash flows from financing activities
Proceeds from exercise of stock options and warrants, net	—	63
Capital contribution in minority-owned subsidiary	372	—
Repayments of mortgage payable and capital lease obligations	(1,986)	(577)

Net cash used in financing activities	(1,614)	(514)
Effects of exchange rate changes on cash and cash equivalents	(1,228)	1,111

Net decrease in cash and cash equivalents	(22,423)	(45,752)
Cash and cash equivalents, beginning of period	111,502	363,877

Cash and cash equivalents, end of period	$89,079	$318,125

Supplemental disclosure of cash flow information
Cash paid for interest	$931	$612
Cash paid for income taxes	$—	$24
Non-cash financing activities:
Equipment acquired under capital lease obligations	$835	$3,005
Capital expenditures included in accounts payable, accrued liabilities and other long term liabilities	$8,916	$7,795
Cumulative dividends and accretion on preferred stock	$1,848	$1,735

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All Dollars in Thousands, Except Share and Per Share Data)

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2001 and the results of its operations for the three-month periods ended December 31, 2001 and 2000 and its cash flows for the three-month periods ended December 31, 2001 and 2000. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company’s annual financial statements. Results of operations for the three-month periods ending December 31, 2001 are not necessarily indicative of the operating results that may be expected for future periods.

The consolidated balance sheet as of September 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

For further information and factors to consider, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2001 on file with the Securities and Exchange Commission.

2.    Management’s Financial Restructuring Plan

The Company has incurred net losses and net operating cash deficiencies and has a significant stockholders’ deficiency. Presently, the funds expected to be generated by the Company will not be sufficient to meet its debt service requirements and to satisfy its debt obligations unless restructuring of the Company’s capital structure to reflect its present and future operating prospects is consummated. The Company has determined that it may not be able to make the interest payments on its 12.5% Senior Notes due 2010 (the “Senior Notes”) that come due after August, 2002. After exploring various out of court restructuring alternatives, the Company has concluded that the best vehicle to achieve a restructuring of its indebtedness was through consummation of a voluntary prepackaged plan of reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code (the “Plan”).

On or about November 13, 2001, the Company and certain holders of its Senior Notes met to discuss a possible restructuring. Prior to that meeting, holders of Senior Notes who collectively held or managed at least $250 million in principal amount of Senior Notes formed an informal committee (the “Noteholders’ Committee”) to discuss and negotiate the terms of a possible restructuring with the Company. The Company and certain members of the Noteholders’ Committee executed confidentiality agreements on November 13, 2001, and thereafter the Company and the Noteholders’ Committee entered into negotiations regarding the restructuring and terms of the Plan.

On January 14, 2002, the Company and the Noteholders’ Committee reached agreement regarding the terms of the Plan. In connection therewith, the Company entered into “Lock-up” agreements with prior and new members of the Noteholders’ Committee holding collectively Senior Notes representing at least $300 million of the $600 million principal amount of outstanding Senior Notes and the holders of 100% of the issued and outstanding Series A 7.5% Convertible Preferred Stock (the “Preferred Stock”). Under the “Lock-up” agreements, certain members of the Noteholders’ Committee and the holders of Preferred Stock have agreed, among other things and subject to certain conditions, to: (i) vote to accept the Plan; and (ii) not take any action or pursue any remedies available to them under the agreements that govern the Senior Notes or Preferred Stock.

On January 14, 2002, the Company commenced solicitation of acceptances of the Plan from the holders of Senior Notes and Preferred Stock by causing a copy of a disclosure statement with respect to a joint prepackaged plan of reorganization together with a ballot to be sent to each such holder. The Company did not solicit votes from holders of old Common Stock equity interests. Upon commencement of a Chapter 11 case, the Company will ask the bankruptcy court to waive any solicitation requirement with respect to such holders, although they are impaired and will receive a distribution under the Plan, and to deem such holders to have rejected the Plan. In order for the Plan to be confirmed by the bankruptcy court, the Company must obtain acceptances from holders of at least two-thirds in dollar amount and a majority in number of Senior Notes, counting only those holders that actually vote on the Plan.

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All Dollars in Thousands, Except Share and Per Share Data)

The Plan provides that, upon consummation of the restructuring all existing securities of the Company will be cancelled and : (a) each holder of Senior Notes will receive, in exchange for such Senior Notes (which, as stated above, will be cancelled upon consummation of the restructuring), its pro rata share of (i) $120 million principal amount of new 11% Senior Secured Notes due 2008, and (ii) shares of new Common Stock representing approximately 85% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options representing up to 10% of the Company’s issued and outstanding new Common Stock on a fully-diluted basis; (b) each holder of Preferred Stock, in exchange for such Preferred Stock (which, as stated above, will be cancelled upon consummation of the restructuring), will receive, in exchange for such Preferred Stock, its pro rata share of shares of new Common Stock representing approximately 14% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options; and (c) each holder of an old Common Stock equity interest (which, as stated above, will be cancelled upon consummation of the restructuring) will receive, in exchange for such old Common Stock equity interest, its pro rata share of shares of new Common Stock representing approximately 1% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options.

The voting period for the solicitation ended on February 13, 2002. The result of the solicitation was the acceptance of the Plan by the holders of Senior Notes with respect to both numerosity (more than one-half in number of holders in such class, counting only those holders that actually voted) and amount (at least two-thirds of the principal amount in such class, counting only those who actually voted) and Preferred Stock with respect to amount, in each case as required for class acceptance of the Plan under the Bankruptcy Code. The Company intends to file the Plan under the Bankruptcy Code during the week of February 19, 2002 and expects to exit from bankruptcy by the end of March, 2002 or as soon as practicable thereafter.

The Company intends to continue operating its businesses in Chapter 11 in the ordinary course and to seek to obtain the necessary relief from the bankruptcy court to pay its employees, trade, and certain other creditors in full and on time regardless of whether such claims arise prior to or after the Chapter 11 filing. The claims of the Company’s employees, general unsecured creditors other than holders of Senior Notes (including trade creditors, licensors, and lessors) and secured creditors are not impaired under the Plan.

The restructuring under the Plan will reduce significantly the principal amount of the Company’s outstanding indebtedness by reducing outstanding indebtedness by approximately $480 million and converting a substantial portion of the Company’s indebtedness into new Common Stock. Moreover, the new debt to be issued under the Plan will permit Globix to satisfy interest payments in kind for at least two years and, at the discretion of the Company’s board of directors, up to four years, thereby eliminating a liquidity concern arising from current debt service obligations. The Company believes that the restructuring will substantially reduce uncertainty with respect to its future and better position it to attract and maintain new customers. There can be no assurance that the Company will be successful in consummating the Plan and there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty or to reflect the restructuring or other events contemplated by the Plan.

3.    Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2001	September 30, 2001
Land	$1,997	$1,997
Building and building improvements	108,216	108,216
Leasehold improvements	145,846	145,617
Computer hardware and software and network equipment	136,340	134,767
Furniture and equipment	9,662	9,693

	402,061	400,290
Less: Accumulated depreciation and amortization	(65,788)	(54,499)
Add: Construction in progress	17,890	10,358

Property, plant and equipment, net	$354,163	$356,149

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All Dollars in Thousands, Except Share and Per Share Data)

Certain computer and network equipment are recorded under capital leases that aggregated approximately $24.4 and $23.5 million as of December 31, 2001 and September 30, 2001, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $8.4 and $6.6 million as of December 31, 2001 and September 30, 2001, respectively.

Costs incurred prior to completion of construction of Internet data centers and network infrastructure upgrades are reflected as construction in progress in the accompanying consolidated balance sheets and are recorded as property, plant and equipment at the date each Internet data center or network segment becomes operational. Construction in progress includes direct expenditures for construction of the Internet data center facilities, related network equipment and network upgrade projects and is stated at cost. Capitalized costs include costs incurred under the construction contract, advisory and consulting fees incurred during the construction phase. Capitalized interest is included in property, plant and equipment under the provision of SFAS No. 34 and totals zero and $3.2 million for the periods ended December 31, 2001 and 2000, respectively. Included in the construction in progress at December 31, 2001 and September 30, 2001 are capital projects currently in progress related to the completion of the New York and London Internet data centers and certain equipment associated with these facilities, which has not been placed in service.

ATC Merger Corp. (“ATC Corp.”), a wholly-owned subsidiary of the Company, owns the land and building located at 139 Centre Street, New York, New York. The nine-story building houses the Company’s corporate headquarters and one of its Internet data center facilities. A former owner of the right to purchase the Centre Street property may be entitled to additional consideration if Globix sells the property. Such amount will be equal to the greater of (a) $1.0 million (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) ten percent of the gross sales price of the property if such sales price is greater than $17.5 million.

In September 2000, the Company purchased the land and the eight-story building located at 415 Greenwich Street, New York, New York (the “Property”). The Property, which serves as the Company’s second New York City Internet Data Center, is a certified historic structure eligible for historic tax credits (“Tax Credits”) based on qualified expenditures, as defined in the Internal Revenue Code.

In June 2001, the Company entered into an agreement whereby the Tax Credits generated from the renovation of the Property will be utilized by a third party (the “Investor”) via a Globix minority-owned subsidiary (the “LLC”) in consideration for up to approximately $14 million capital contribution to the LLC. As of December 31, 2001, approximately $5.4 million of such capital contribution has been received by the LLC. The balance of the funding under the capital contribution is based upon the completion of future project related events, as defined in the LLC agreement. The Company has consolidated the financial statements of the LLC at December 31, 2001 and for the period ending December 31, 2001, due to effective control of the LLC by Globix; resulting in a minority interest in subsidiary in the accompanying consolidated financial statements.

4.    Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	September 30,
	2001	2001
Restructuring reserves	$8,318	$9,191
Deferred revenue	2,322	2,692
Accrued construction costs	2,271	6,490
Accrued dividends payable	1,616	—
Other	16,445	11,768

	$30,972	$30,141

During the quarter ended December 31, 2000 the Company modified its Internet data center expansion plan to delay, scale back and eliminate certain facilities. During November 2000, management’s plan to terminate certain lease obligations, associated surplus power and environmental equipment related to the proposed expansion of Globix Internet data centers in Boston, MA; Seattle, WA; and Los Angeles, CA was completed and approved by the Board of Directors. When initiated, the restructuring plan was expected to take approximately one year to complete. The Company recorded a $38.1 million non-recurring charge associated with this restructuring plan in the fiscal quarter ending December 31, 2000. Approximately

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All Dollars in Thousands, Except Share and Per Share Data)

$15.7 million of this charge was recorded as a write-off of construction in progress, which included capitalized interest, consulting and legal fees, construction and pre-construction related costs previously capitalized.

During the quarter ending September 30, 2001, the Company further modified its business plan to eliminate certain additional Internet data center and sales office facilities, resulting in the termination of certain employees, lease obligations and write-off of certain equipment, leasehold improvements and intangible assets and other costs. In connection with this modification, additional non-recurring restructuring charges of $18.0 million were recorded, of which $10.0 million was a write-off of equipment, leasehold improvements and intangible assets and $1.2 million associated with employee terminations.

As of December 31, 2001, restructuring charges totaling $47.8 million were charged against the established restructuring reserve, resulting in a remaining reserve balance of $8.3 million. The following table displays the activity and balances of the restructuring reserve account from inception to December 31, 2001:

Restructuring Charge Activity	Amount
Initial charge — November 2000 (balance)	$38,109
Additions	0
Deductions	(27,667)

Balance, December 31, 2000	10,442
Additions	0
Deductions	(2,662)

Balance, March 31, 2001	7,780
Additions	0
Deductions	(1,610)

Balance, June 30, 2001	$6,170
Additions	18,000
Deductions	(14,979)

Balance, September 30, 2001	$9,191
Additions	0
Deductions	(873)

Balance, December 31, 2001	$8,318

The above deductions to the restructuring reserve represent primarily cash payments and write-offs of previously capitalized costs.

5.    Senior Notes

In January 2000, the Company agreed to sell $600.0 million 12.5% senior notes (the “Senior Notes”) due 2010 in a private placement to a group of initial purchasers and in March 2000 completed a tender offer to purchase all of the outstanding 13% Senior Notes, $160.0 million in principal amount. The purchase price in the tender offer was 106.5% of the principal amount, plus accrued and unpaid interest. On February 8, 2000 the Company closed on its offering for the $600.0 million 12.5% Senior Notes due 2010, resulting in net proceeds of approximately $580.0 million, after underwriting fees and offering expenses.

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

On February 1, 2002 Globix did not make its scheduled interest payment on the Senior Notes in anticipation of filing the Plan with the bankruptcy court and commencing Chapter 11 cases under the U.S. Bankruptcy Code. The Company does not intend to make the interest payment within the thirty (30) day grace period under the terms of the Senior Notes. The Company expects to file its voluntary prepackaged bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on or about February 19, 2002, prior to the expiration of the grace period.

The Company also recently terminated approximately 30% of its workforce As part of the Company’s continued effort to reduce expenses and work towards reaching the important goal of turning cash flow positive. The majority of those employees terminated performed functions related to providing internal services, peripheral client services and other functions not directly related to the Company’s core business.

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All Dollars in Thousands, Except Share and Per Share Data)

6.    Mortgage Payable

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

7.    Redeemable Convertible Preferred Stock

The Company has designated 250,000 shares of its authorized 5,000,000 shares of Preferred Stock, $0.01 par value, as Series A 7.5% Convertible Preferred Stock. At December 31, 2001, there were 86,173 shares of Preferred Stock outstanding and 163,827 shares of Preferred Stock reserved for issuance.

On December 3, 1999, the Company issued $80.0 million (80,000 shares) in Preferred Stock to affiliates of Hicks, Muse, Tate & Furst Incorporated (“Hicks Muse”) to expand the build-out of its Internet data centers and other facilities. The Preferred Stock is convertible into common stock at $10.00 per share at any time and may not be called for redemption by the Company for five years. Under the agreement, the Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend of 7.5% payable quarterly in cash or additional shares of Preferred Stock, at the option of the Company. The holders of the Preferred Stock have a liquidation preference of $1,000 per share and are entitled to cumulative dividends.

The Preferred Stock is recorded in the accompanying consolidated balance sheet outside the stockholders equity section due to its mandatory redemption feature. The Company incurred approximately $4.75 million of issuance costs in connection with the Preferred Stock transaction. Such costs have been recorded as a reduction of the carrying amount of the Preferred Stock and are being accreted through a charge to additional paid in capital over the five-year period to the earliest redemption date.

During the three-month period ended December 31, 2000, the Company declared and paid dividends in the form of a stock dividend to the holders of the Preferred Stock. In connection with such dividends, the Holders of the Preferred Stock received a total of 1,501 shares of Preferred Stock on December 31, 2000. The Company has not declared or paid dividends for the three-month period ended December 31, 2001. Dividends payable for such period, totaling $1.6 million, have been accrued at December 31, 2001.

8.    Stockholder’s Equity

In December 2000, Globix granted approximately 3.1 million shares of restricted stock to certain employees and directors. The restricted stock awards vest 25% per year over a four-year period on the anniversary date of the grant. In connection with this restricted stock grant the Company has recorded a deferred compensation charge of $8,999 in stockholders equity. This deferred compensation will be recorded as compensation expense over the four-year vesting period. Compensation expense recorded in the three-month period ended December 31, 2001 was $546. During the three-month period ended December 31, 2001, 742,123 of such restricted shares were vested. Since the initial restricted stock grant in December 2000, approximately 113,750 restricted shares have been canceled.

9.    Segment Information

The Company reports segment information under SFAS No. 131, which establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company’s chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company is a full service provider of sophisticated Internet solutions. The Company operates several Internet data centers throughout the United States and the United Kingdom. Each Internet data center provides the same internet related services to similar type of customers. Effective April 1, 2001 and for the fiscal quarter ended June 30, 2001, Globix reports its results of operations in one operating segment under the provisions of SFAS No. 131. Previously the Company reported under two operating segments. The following table sets forth geographic segment information for the three-month periods ended December 31, 2001 and 2000:

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All Dollars in Thousands, Except Share and Per Share Data)

	Three-month period ended December 31,
	2001	2000
Revenue:
United States	$17,552	$21,397
Europe	5,828	4,840

Consolidated	$23,379	$26,237

Operating income (loss):
United States	$(18,566)	$(58,193)
Europe	(4,478)	(2,758)

Consolidated	$(23,044)	$(60,951)

Identifiable assets:
United States	$411,194	$609,097
Europe	89,525	56,646

Consolidated	$500,719	$665,743

10.    Loss Per Share

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

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2001 and 2000 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive:

	December 31,
	2001	2000
Convertible preferred stock	8,617,300	8,150,100
Stock options	13,439,900	12,105,100
Unvested restricted stock	2,207,600	3,063,500
Warrants	194,800	194,800

	24,459,600	23,513,500

The following is a reconciliation of net loss attributable to common stockholders’ for the three-month periods ended December 31, 2001 and 2000:

	Three-month period ended December 31,
	2001	2000
Numerator:
Loss before cumulative effect of a change in accounting principle	$(41,603)	$(70,952)
Dividend and accretion on preferred stock	(1,848)	(1,735)

Net loss attributable to common stockholders’ before cumulative effect of a change in accounting principle	(43,451)	(72,687)
Cumulative effect of a change in accounting principle	—	(2,332)

Net loss attributable to common stockholders’	$(43,451)	$(75,019)

Denominator:
Weighted average shares outstanding—basic and diluted	38,979,005	37,328,496

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All Dollars in Thousands, Except Share and Per Share Data)

11.  Comprehensive Loss

The Company reports comprehensive loss under the provisions of SFAS No. 130. Accumulated other comprehensive loss is reported as a component of stockholders equity in the consolidated balance sheets. The Company primarily has two components of comprehensive loss: cumulative translation adjustments from the Company’s operations in foreign countries and unrealized gains and losses on marketable securities classified as available for sale. The following table summarizes the components of other comprehensive loss for the three-month periods ended December 31, 2001 and 2000:

	Three-month period ended December 31,
	2001	2000
Net loss	$(41,603)	$(73,284)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available for sale	1,075	(2,950)
Foreign currency translation adjustment	(1,228)	1,111

Comprehensive loss:	$(41,756)	$(75,123)

12.    Recent Technical Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144 entitled “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. Globix expects the adoption of SFAS No. 144 will not have a material impact on the Globix consolidated financial position results of operations or cash flows.

In June 2001, the FASB issued SFAS Nos. 141 and 142 entitled, “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. SFAS No 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. SFAS No. 142 is effective beginning October 1, 2002. Globix expects the adoption of SFAS Nos. 141 and 142 will not have a material impact on Globix’s consolidated financial position, results of operations or cash flows.

13.    Contingencies

From time to time, the Company is a party to litigation arising in the normal course of its business operations. In the opinion of management and counsel, it is not anticipated that the settlement or resolution of any such matters will have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

On January 4, 2002, Globix and Marc Bell (Chairman), Peter Herzig (Chief Executive Officer) and Brian Reach (Chief Financial Officer) were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. This lawsuit is captioned George Schirripa, et al., v. Globix Corporation, et al., No. 02 CV 0082. Since January 4, 2002, several additional substantially identical lawsuits have been filed in the same court, each naming the same group of defendants.

Additionally, on January 30, 2002, a derivative action was filed in the United States District Court for the Southern District of New York. The action is captioned Susan Bonney, Plaintiff vs. Marc Bell, Anthony St. John, Robert Bell, Martin Fox, Jack Furst, Michael Levitt, Sid Patterson, Harshad Shah, Richard Videbeck, Peter Herzig and Brian Reach, Defendants vs. Globix Corporation, Nominal Defendant. This action is substantially identical to the above-mentioned lawsuits.

These complaints are all brought on behalf of purchasers of the Company’s common stock between November 16, 2000 and December 27, 2001 and allege essentially identical violations of the Securities Exchange Act of 1934, as amended. The

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(All Dollars in Thousands, Except Share and Per Share Data)

complaints have been brought as purported stockholder class actions under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act. In general, the complaints allege that Globix and the individual defendants misrepresented Globix’s financial condition and business prospects to inflate the value of the Company’s common stock. The complaints seek unspecified monetary damages for the alleged inflated price of the Company’s common stock purchased by all class members, attorneys’ fees and costs of litigation. The Company anticipates that the complaints pending in federal court will be consolidated into a single proceeding. The Company has not yet responded to any of these lawsuits, and no discovery has been conducted. The Company believes that the allegations in each of these actions are without merit and intends to defend against these actions vigorously. However, there can be no assurance that this litigation will not have a material adverse effect on the Company, its financial position, results of operations or cash flows.

PART I

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

This Report on Form 10-Q contains certain forward-looking statements concerning, among other things, the Company’s plans and objectives for future operations, planned products and services, potential expansion into new markets, and anticipated customer demand for our existing and future products and services. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage the inclusion of prospective information so long as those statements are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are:

•	potential marketplace or technology changes, rendering existing products and services obsolete,

•
changes in or the lack of anticipated changes in the regulatory environment in various countries, including potential legislation increasing our exposure to content distribution and intellectual property liability,

•	changes in customer purchasing policies and practices,

•	the insolvency of customers, vendors, and other parties in our line of business,

•	Globix’s ability to recruit and retain sufficient and qualified personnel needed to staff our operations,

•	the ability of Globix to raise additional capital to finance expansion,

•	the sufficiency of existing cash and cash flow to complete our business plan and fund our working capital and debt service,

•	Globix’s large existing debt obligations and history of operating losses,

•	the ability of Globix to integrate, operate and further expand and upgrade our network,

•	the continued growth, use and improvement of the Internet, along with the risks inherent in new product and service introductions and the entry into new geographic markets and

•	Globix’s ability to develop, pursue, confirm and consummate a plan of reorganization.

The following discussion and analysis should be read together with the consolidated financial statements and notes to the financial statements included in Part II Item 8 of the Company’s Annual Report on Form 10-K. The following discussion contains forward-looking statements based on Globix’s current expectations, assumptions, estimates and projections about Globix and its industry. Globix’s results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties appearing in our other periodic reports and documents filed with the Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

Overview

We are a leading full-service provider of sophisticated Internet solutions to businesses. Our solutions include secure and fault-tolerant Internet data centers with premium network services providing connectivity to the Internet and complex Internet-based application services, which include dedicated hosting, streaming media and content delivery and messaging services. These elements of our total Internet solution combine to provide our customers with the ability to create operate and scale their increasingly complex Internet operations in a cost-efficient manner.

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

In December 1999, Globix completed the private placement of 80,000 shares of Preferred Stock to affiliates of Hicks, Muse, Tate & Furst Incorporated, resulting in net proceeds of $75.3 million.

In February 2000, Globix completed a $600.0 million debt financing to fund (a) the continued expansion of its facilities and network and (b) the tender offer to purchase all of the outstanding 13% Senior Notes, $160.0 million principal amount. The purchase price of the tender, completed on February 8, 2000, was 106.5% of principal amount plus all accrued and unpaid interest.

For fiscal periods ended on or before March 31, 2001 Globix reported its results of operations in two operating segments: the “Internet Division” and the “Server Sales and Integration Division.” The Internet Division provides, complex managed hosting, dedicated Internet access and application services, (such as, streaming media, network security and server administration and network monitoring). The Server Sales and Integration Division provides Internet-related hardware and software, systems and network integration. Revenue from the Internet Division has grown significantly as a percentage of total revenue, increasing from 6% in 1996 to 94% in the three-month period ended March 31, 2001. Effective April 1, 2001 and for the fiscal year ended September 30, 2001, Globix reports its results of operations in one operating segment under the provisions of SFAS No. 131.

The largest component of Globix’s total revenue is complex hosting services and connectivity including both minimum committed amounts and overages. In addition to fees based on bandwidth usage, Globix charges certain customers monthly fees for the use of its physical facilities. Globix refers to this service as complex hosting. Globix’s complex hosting contracts typically range from one to three years. The second largest component of Globix’s total revenue is dedicated Internet access services to business customers. Globix’s dedicated access customers typically sign one or two-year contracts that provide for fixed, monthly-recurring service fees and a one-time installation fee. Application services are charged on a monthly, fixed price or time and materials basis.

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

Selling, general and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, operational and administrative personnel and related operating expenses associated with network operations, customer service and field services as well as marketing expenses, professional fees and bad debt expense.

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

Globix historically has experienced negative cash flow from operations and has incurred net losses. Globix’s ability to generate positive cash flow from operations and achieve profitability is dependent upon Globix’s ability to continue to grow its revenue base and achieve further operating efficiencies. For the three months ended December 31, 2001 and 2000, Globix generated negative cash flows from operations of approximately $13.1 million and $24.0 million, respectively, and incurred net losses of approximately $41.6 million and $73.3 million, respectively. As of December 31, 2001, Globix had an accumulated deficit of approximately $440.7 million.

Three-Months Ended December 31, 2001 As Compared To The Three-Months Ended December 31, 2000

Revenue.    Revenue for the three-month period ended December 31, 2001 decreased 10.9% to $23.3 million from $26.2 million for the three-month period ended December 31, 2000. This decrease was primarily attributable to the decrease in server sales and increased customer churn.

Cost of Revenue.    Cost of revenue for the three-month period ended December 31, 2001 was $9.7 million or 41.3% of total revenue as compared to $10.5 million or 39.9% of total revenue for the three-month period ended December 31, 2000. This decrease was primarily attributable to the revenue decline and revenue mix.

Selling, General and Administrative.    Selling general and administrative expenses for the three-month period ended December 31, 2001 were $24.7 million or 105.9% of revenue as compared to $31.0 million or 118.2% of revenue for the three-month period ended December 31, 2000. Approximately $3.1 million of the decrease was attributable to a decrease in salaries and benefits necessitated by the decrease in demand of Internet products and services. The number of employees decreased from approximately 840 as of December 31, 2000 to approximately 593 as of December 31, 2001. In addition, approximately $2.0 million of the decrease was related to marketing expense, which was a result of the decrease in marketing spending. Approximately $0.8 million of the decrease was related to bad debt expense, which was higher for the three-months ended December 31, 2000 due to deterioration in the business environment. Also, approximately $2.6 million of the decrease was attributable to decreases in professional fees, travel and entertainment, training and education, and office expense. The decrease was offset by an increase of approximately $2.0 million of rent expense, which was attributable to the opening of a new Internet data center during June 2001.

Restructuring Expenses.    This charge of approximately $38.1 million recorded in the three-month period ended December 31, 2000 is attributable to the non-recurring lease termination and other equipment related expenses associated with the execution of the Company’s revised business plan, whereby we planned to construct fewer Internet data centers and took an estimated charge associated with the termination of certain leases and reduction of certain commitments for surplus power and environmental equipment related to the Internet data center expansion. This charge includes estimated lease termination costs in addition to the write-off of construction in progress associated with equipment, capitalized interest, consulting and legal fees, construction and pre-construction related costs previously capitalized.

Depreciation and Amortization.    Depreciation and amortization increased to $12.0 million for the three-month period ended December 31, 2001 as compared to $7.6 million for the three-month period ended December 31, 2000. The increase was primarily related to the increase in construction costs and equipment purchases related to the construction and renovation of Internet data centers network infrastructure enhancements, which are now largely placed in service.

Interest and Financing Expense and Interest Income.    Interest and financing expense increased to $20.0 million for the three-month period ended December 31, 2001 as compared to $16.5 million for the three-month period ended December 31, 2000. The increase is a result of capitalized interest recorded in fiscal 2000. Also, in fiscal 2001 additional interest expense incurred in connection with capital leases entered into related to the build-out of the network infrastructure and Interest data centers. The decrease in interest income to $1.0 million for the three-month period ended December 31, 2001 reflects the reduced cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock and the impact of the declining interest rates as compared to the same period in the prior year.

Minority Interest in Subsidiary.    Minority interest credit results from the consolidation of a minority owned subsidiary consolidated with our results due to effective control of this entity by Globix.

Net Loss and Net Loss Attributable To Common Stockholders.    As a result of the above, Globix reported a net loss of $41.6 million and a net loss attributable to common stockholders of $43.5 million for the three-month period ended December 31, 2001 or $1.11 per share as compared to a net loss of $73.3 million and a net loss attributable to common stockholders of $75.0 million or $2.01 per share (including the adoption of SAB No. 101 of $2.3 million or $0.06 per share impact from this cumulative effect change of accounting principle) for the three-month period ended December 31, 2000.

Liquidity and Capital Resources

Globix has historically had losses from operations, which have been funded primarily through the issuance of debt and equity securities.

In December 1999 Globix issued $80.0 million in Preferred Stock to affiliates of Hicks, Muse to expand our build-out of Internet data centers and other facilities. The Company incurred approximately $4.75 million of issuance costs associated with the Preferred Stock transaction, of which $3.2 million was a fee paid to Hicks, Muse. The Preferred Stock is convertible into common stock at any time and cannot be called for redemption for five years. Under the agreement, the Preferred Stock is subject to mandatory redemption in 2014 and yields an annual dividend rate of 7.5% payable quarterly in cash or additional preferred stock at the option of Globix.

In January 2000, Globix obtained a $21.0 million loan secured by a first mortgage on the building at 139 Centre Street housing Globix’s New York Internet data center. The loan accrues interest at a rate of 9.16% (subject to adjustment on February 11, 2010) annually using a 25-year amortization schedule and is due February 2010.

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

In addition, certain computer and network equipment has been financed through vendors and financial institutions under capital and operating lease arrangements. Capital lease obligations total approximately $14.6 million at December 31, 2001. As of December 31, 2001, Globix has various agreements to lease facilities and equipment and is obligated to make future minimum lease payments of approximately $240 million on operating leases expiring in various years through 2020. At December 31, 2001 there were no unused equipment financing arrangements with vendors or financial institutions.

Cash flows used in operating activities were $13.1 and $24.0 million for the three-months ended December 31, 2001 and 2000, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets and accounts payable and accrued liabilities. In both periods, our net loss was the primary component of cash used in operating activities, offset by non-cash interest charges as well as depreciation and amortization expenses, provisions for uncollectible accounts receivable and, in 2000, also by non-cash restructuring charges and cumulative effects of a change in accounting principle.

Cash flows used in investing activities were $6.5 and $22.4 million for the three-months ended December 31, 2001 and 2000, respectively. Investments in capital expenditures related to our network and facilities were $9.5 million and $38.4 million for the three-months ended December 31, 2001 and 2000, respectively. $12.3 and $27.5 million for the three-months ended December 31, 2001 and 2000, respectively was expended in cash and the balance was financed under financing arrangements or remained in accounts payable, accrued liabilities and other long term liabilities at each period-end.

Cash flows used in financing activities were $1.6 and $0.5 million for the three-months ended December 31, 2001 and 2000, respectively. In 2001 and 2000, Globix repaid certain mortgage and capital lease obligations.

As of December 31, 2001, we had $120.0 million of cash, cash equivalents, restricted cash, restricted investments and marketable securities. At December 31, 2001, we had working capital of approximately $37.5 million.

Globix has also issued collateralized letters of credit aggregating approximately $24.4 million. The related collateral funds are included in restricted cash and investments on the consolidated balance sheet at December 31, 2001

Net cash used in operating activities decreased to $13.1 million from $24.0 million for the periods ended December 31, 2001 and 2000, respectively. Operating losses are expected to continue to decrease during the course of the fiscal 2002 versus the prior year due principally to reductions in headcount and other cost savings initiatives. However, such cost savings will be insufficient to offset lower than expected revenue growth in fiscal 2002 resulting from a deteriorating business climate and proposed pre-packaged bankruptcy proceeding being utilized in connection with the below financial restructuring. Capital expenditures for the year ending September 30, 2002 are also expected to be significantly less than the prior fiscal years and quarters. Not withstanding these reductions in the use of cash, it is not likely that the cash and cash equivalents on hand at December 31, 2001 would be sufficient to meet all of the Company’s cash obligations in fiscal 2002 including $75.0 million in cash pay interest expense on the $600 million 12.5% Senior Notes due 2010.

The Company has incurred net losses and net operating cash deficiencies and has a significant stockholders’ deficiency. Presently, the funds expected to be generated by the Company will not be sufficient to meet its debt service requirements and to satisfy its debt obligations unless restructuring of the Company’s capital structure to reflect its present and future operating prospects is consummated. The Company has determined that it may not be able to make the interest payments on its 12.5% Senior Notes due 2010 (the “Senior Notes”) that come due after August, 2002. After exploring various out of court restructuring alternatives, the Company has concluded that the best vehicle to achieve a restructuring of its indebtedness was through consummation of a voluntary prepackaged plan of reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code (the “Plan”).

The Company also recently terminated approximately 30% of its workforce As part of the Company’s continued effort to reduce expenses and work towards reaching the important goal of turning cash flow positive. The majority of those employees terminated performed functions related to providing internal services, peripheral client services and other functions not directly related to the Company’s core business.

On or about November 13, 2001, the Company and certain holders of its Senior Notes met to discuss a possible restructuring. Prior to that meeting, holders of Senior Notes who collectively held or managed at least $250 million in principal amount of Senior Notes formed an informal committee (the “Noteholders’ Committee”) to discuss and negotiate the terms of a possible restructuring with the Company. The Company and certain members of the Noteholders’ Committee executed confidentiality agreements on November 13, 2001, and thereafter the Company and the Noteholders’ Committee entered into negotiations regarding the restructuring and terms of the Plan.

On January 14, 2002, the Company and the Noteholders’ Committee reached agreement regarding the terms of the Plan. In connection therewith, the Company entered into “Lock-up” agreements with prior and new members of the Noteholders’ Committee holding collectively Senior Notes representing at least $300 million of the $600 million principal amount of outstanding Senior Notes and the holders of 100% of the issued and outstanding Series A 7.5% Convertible Preferred Stock (the “Preferred Stock”). Under the “Lock-up” agreements, certain members of the Noteholders’ Committee and the holders of Preferred Stock have agreed, among other things and subject to certain conditions, to: (i) vote to accept the Plan; and (ii) not take any action or pursue any remedies available to them under the agreements that govern the Senior Notes or Preferred Stock.

On January 14, 2002, the Company commenced solicitation of acceptances of the Plan from the holders of Senior Notes and Preferred Stock by causing a copy of a disclosure statement with respect to a joint prepackaged plan of reorganization together with a ballot to be sent to each such holder. The Company did not solicit votes from holders of old Common Stock equity interests. Upon commencement of a Chapter 11 case, the Company will ask the bankruptcy court to waive any solicitation requirement with respect to such holders, although they are impaired and will receive a distribution under the Plan, and to deem such holders to have rejected the Plan. In order for the Plan to be confirmed by the bankruptcy court, the Company must obtain acceptances from holders of at least two-thirds in dollar amount and a majority in number of Senior Notes, counting only those holders that actually vote on the Plan.

The Plan provides that, upon consummation of the restructuring all existing securities of the Company will be cancelled and : (a) each holder of Senior Notes will receive, in exchange for such Senior Notes (which, as stated above, will be cancelled upon consummation of the restructuring), its pro rata share of (i) $120 million principal amount of new 11% Senior Secured Notes due 2008, and (ii) shares of new Common Stock representing approximately 85% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options representing up to 10% of the Company’s issued and outstanding new Common Stock on a fully-diluted basis; (b) each holder of Preferred Stock, in exchange for such Preferred Stock (which, as stated above, will be cancelled upon consummation of the restructuring), will receive, in exchange for such Preferred Stock, its pro rata share of shares of new Common Stock representing approximately 14% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options; and (c) each holder of an old Common Stock equity interest (which, as stated above, will be cancelled upon consummation of the restructuring) will receive, in exchange for such old Common Stock equity interest, its pro rata share of shares of new Common Stock representing approximately 1% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options.

The voting period for the solicitation ended on February 13, 2002. The result of the solicitation was the acceptance of the Plan by the holders of Senior Notes with respect to both numerosity (more than one-half in number of holders in such class, counting only those holders that actually voted) and amount (at least two-thirds of the principal amount in such class, counting only those who actually voted) and Preferred Stock with respect to amount, in each case as required for class acceptance of the Plan under the Bankruptcy Code. The Company intends to file the Plan under the Bankruptcy Code on or about February 19, 2002 and expects to exit from bankruptcy by the end of March, 2002 or as soon as practicable thereafter.

The Company intends to continue operating its businesses in Chapter 11 in the ordinary course and to seek to obtain the necessary relief from the bankruptcy court to pay its employees, trade, and certain other creditors in full and on time regardless of whether such claims arise prior to or after the Chapter 11 filing. The claims of the Company’s employees, general unsecured creditors other than holders of Senior Notes (including trade creditors, licensors, and lessors) and secured creditors are not impaired under the Plan.

The restructuring under the Plan will reduce significantly the principal amount of the Company’s outstanding indebtedness by reducing outstanding indebtedness by approximately $480 million and converting a substantial portion of the Company’s indebtedness into new Common Stock. Moreover, the new debt to be issued under the Plan will permit Globix to satisfy interest payments in kind for at least two years and, at the discretion of the Company’s board of directors, up to four years, thereby eliminating a liquidity concern arising from current debt service obligations. The Company believes that the restructuring will substantially reduce uncertainty with respect to its future and better position it to attract and maintain new customers. There can be no assurance that the Company will be successful in consummating the Plan and there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty or to reflect the restructuring or other events contemplated by the Plan.

Conversion to the Euro

On January 1, 1999, eleven of the fifteen member countries of the European Union established a fixed conversion rate between their existing sovereign currencies and a new currency called the “Euro.” These countries have agreed to adopt the Euro as their common legal currency on that date. On January 1, 2002, the Euro replaced the sovereign legal currencies of these countries.

Globix does not anticipate that the implementation of the Euro will have a material adverse effect on its business operations as the operations of Globix expands into other European countries. However there are no assurances that the implementation of the Euro will not have a material adverse affect on Globix’s business, financial condition and results of operations. In addition, Globix cannot predict the impact the Euro will have on currency exchange rates or Globix’s currency exchange risk.

Recent Technical Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144 entitled “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. Globix expects the adoption of SFAS No. 144 will not have a material impact on the Globix consolidated financial position results of operations or cash flows.

In June 2001, the FASB issued SFAS Nos. 141 and 142 entitled, “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. SFAS No 141, among other things, eliminates the pooling of interests method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. SFAS No. 142 is effective beginning October 1, 2002. Globix expects the adoption of SFAS Nos. 141 and 142 will not have a material impact on Globix’s consolidated financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2001, we had financial instruments consisting of fixed rate debt, mortgage payable marketable securities, short-term investments and other investments. The substantial majority of our debt obligations consist of the Senior Notes, which bear interest at 12.5% and mature May 1, 2010. The mortgage interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025. Annual maturities for our capital lease obligations (including interest) in each of the next twelve-months are as follows: $7.4 million in 2002, $6.7 million in 2003, $1.9 million in 2004, $0.6 million in 2005 and thereafter.

Marketable securities include Globix’s strategic investment in Edgar On-Line and Globecomm Systems Inc., publicly traded entities, which are recorded at fair market value. Globix does not hedge its exposure to fluctuations in the value of its equity securities.

Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At December 31, 2001, all of our investments are due to mature within twelve months and the carrying value of such investments approximates fair value. At December 31, 2001, $28.1 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

We actively monitor the capital and investing markets in analyzing our investing decisions.

Globix is also subject to market risk associated with foreign currency exchange rates. Globix’s business plan includes the expansion of the U.K. operation. To date, Globix has not utilized financial instruments to minimize its exposure to foreign currency fluctuations. Globix will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future.

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

PART II

Item 1.    Legal Proceedings

On January 4, 2002, Globix and Marc Bell (Chairman), Peter Herzig (Chief Executive Officer) and Brian Reach (Chief Financial Officer) were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. This lawsuit is captioned George Schirripa, et al., v. Globix Corporation, et al., No. 02 CV 0082. Since January 4, 2002, several additional substantially identical lawsuits have been filed in the same court, each naming the same group of defendants.

Additionally, on January 30, 2002, a derivative action was filed in the United States District Court for the Southern District of New York. The action is captioned Susan Bonney, Plaintiff vs. Marc Bell, Anthony St. John, Robert Bell, Martin Fox, Jack Furst, Michael Levitt, Sid Patterson, Harshad Shah, Richard Videbeck, Peter Herzig and Brian Reach, Defendants vs. Globix Corporation, Nominal Defendant. This action is substantially identical to the above-mentioned lawsuits.

These complaints are all brought on behalf of purchasers of the Company’s common stock between November 16, 2000 and December 27, 2001 and allege essentially identical violations of the Securities Exchange Act of 1934, as amended. The complaints have been brought as purported stockholder class actions under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act. In general, the complaints allege that Globix and the individual defendants misrepresented Globix’s financial condition and business prospects to inflate the value of the Company’s common stock. The complaints seek unspecified monetary damages for the alleged inflated price of the Company’s common stock purchased by all class members, attorneys’ fees and costs of litigation. The Company anticipates that the complaints pending in federal court will be consolidated into a single proceeding. The Company has not yet responded to any of these lawsuits, and no discovery has been conducted. The Company believes that the allegations in each of these actions are without merit and intends to defend against these actions vigorously. However, there can be no assurance that this litigation will not have a material adverse effect on the Company, its financial position, its results of operations or cash flows.

Item 2.    Changes in Securities and Use of Proceeds

Upon effectiveness of the Plan confirmed by the bankruptcy court, (a) each holder of Senior Notes will receive, in exchange for such Senior Notes (which, as stated above, will be cancelled upon consummation of the restructuring), its pro rata share of (i) $120 million principal amount of new 11% Senior Secured Notes due 2008 and (ii) shares of new Common Stock representing approximately 85% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options, (b) each holder of Preferred Stock, in exchange for such Preferred Stock (which, as stated above, will be cancelled upon consummation of the restructuring), will receive, in exchange for such Preferred Stock, its pro rata share of shares of new Common Stock representing approximately 14% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options; and (c) each holder of an old Common Stock equity interest (which. as stated above, will be cancelled upon consummation of the restructuring) will receive, in exchange for such old Common Stock equity interest, its pro rata share of shares of new Common Stock representing approximately 1% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options. New Common Stock shall be issued in whole shares only, with any factional share amounts to be rounded up or down as provided in the Plan.

Item 3.    Defaults Upon Senior Securities

On February 1, 2002 Globix did not make its scheduled interest payment on the Senior Notes in anticipation of filing the Plan with the bankruptcy court and commencing Chapter 11 cases under the U.S. Bankruptcy Code. The Company does not intend to make the interest payment within the thirty (30) day grace period under the terms of the Senior Notes. Globix expects to file its voluntary prepackaged bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on or about February 19, 2002, prior to the expiration of the grace period. If the Plan is confirmed by the bankruptcy court and consummated, the Senior Notes will be converted into new Common Stock representing approximately 85% of the Company’s outstanding capital stock after the restructuring under the Plan, subject to dilution by the exercise of management incentive options.

Item 4.    Submission of Matters to a Vote of Security Holders

On January 14, 2002, the Company commenced solicitation of acceptances of the Plan from the holders of Senior Notes and Preferred Stock by causing a copy of a disclosure statement with respect to a joint prepackaged plan of reorganization together with a ballot to be sent to each such holder. The Company established December 28, 2001 as the record date for determining holders of Senior Notes and Preferred Stock entitled to vote on the Plan. The voting period for the solicitation ended on February 13, 2002. The result of the solicitation was the acceptance of the Plan by the holders of Senior Notes with respect to both numerosity and amount and Preferred Stock with respect to amount, in each case as required for class acceptance of the Plan under the Bankruptcy Code, as follows:

	FOR		AGAINST
	AMOUNT/ NUMBER	% OF VOTED	AMOUNT/ NUMBER	% OF VOTED
Principal Amount of Senior Notes	$483,487	97.5%	$12.530	2.5%
Number of Senior Notes	151	96.8%	5	3.2%

Principal Amount of Preferred Stock	$86,172	100%	$0	0%

The Company did not solicit votes from holders of old Common Stock equity interests. Upon commencement of a Chapter 11 case, the Company will ask the bankruptcy court to waive any solicitation requirement with respect to such holders, although they are impaired and will receive a distribution under the Plan, and to deem such holders to have rejected the Plan.

Item 5.    Other Information

The Company has incurred net losses and net operating cash deficiencies and has a significant stockholders’ deficiency. Presently, the funds expected to be generated by the Company will not be sufficient to meet its debt service requirements and to satisfy its debt obligations unless restructuring of the Company’s capital structure to reflect its present and future operating prospects is consummated. The Company has determined that it may not be able to make the interest payments on its Senior Notes that come due after August, 2002. After exploring various out of court restructuring alternatives, the Company has concluded that the best vehicle to achieve a restructuring of its indebtedness was through consummation of a voluntary prepackaged plan of reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code (the “Plan”).

On or about November 13, 2001, the Company and certain holders of its Senior Notes met to discuss a possible restructuring. Prior to that meeting, holders of Senior Notes who collectively held or managed at least $250 million in principal amount of Senior Notes formed an informal committee (the “Noteholders’ Committee”) to discuss and negotiate the terms of a possible restructuring with the Company. The Company and certain members of the Noteholders’ Committee executed confidentiality agreements on November 13, 2001, and thereafter the Company and the Noteholders’ Committee entered into negotiations regarding the restructuring and terms of the Plan.

On January 14, 2002, the Company and the Noteholders’ Committee reached agreement regarding the terms of the Plan. In connection therewith, the Company entered into “Lock-up” agreements with prior and new members of the Noteholders’ Committee holding collectively Senior Notes representing at least $300 million of the $600 million principal amount of outstanding Senior Notes and the holders of 100% of the issued and outstanding Series A 7.5% Convertible Preferred Stock (the “Preferred Stock”). Under the “Lock-up” agreements, certain members of the Noteholders’ Committee and the holders of Preferred Stock have agreed, among other things and subject to certain conditions, to: (i) vote to accept the Plan; and (ii) not take any action or pursue any remedies available to them under the agreements that govern the Senior Notes or Preferred Stock.

On January 14, 2002, the Company commenced solicitation of acceptances of the Plan from the holders of Senior Notes and Preferred Stock by causing a copy of a disclosure statement with respect to a joint prepackaged plan of reorganization together with a ballot to be sent to each such holder. The Company did not solicit votes from holders of old Common Stock equity interests. Upon commencement of a Chapter 11 case, the Company will ask the bankruptcy court to waive any solicitation requirement with respect to such holders, although they are impaired and will receive a distribution under the Plan, and to deem such holders to have rejected the Plan. In order for the Plan to be confirmed by the bankruptcy court, the Company must obtain acceptances from holders of at least two-thirds in dollar amount and a majority in number of Senior Notes, counting only those holders that actually vote on the Plan.

The Plan provides that, upon consummation of the restructuring all existing securities of the Company will be cancelled and : (a) each holder of Senior Notes will receive, in exchange for such Senior Notes (which, as stated above, will be cancelled upon consummation of the restructuring), its pro rata share of (i) $120 million principal amount of new 11% Senior Secured Notes due 2008, and (ii) shares of new Common Stock representing approximately 85% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options representing up to 10% of the Copany’s issued and outstanding new Common Stock on a fully-diluted basis; (b) each holder of Preferred Stock, in exchange for such Preferred Stock (which, as stated

above, will be cancelled upon consummation of the restructuring), will receive, in exchange for such Preferred Stock, its pro rata share of shares of new Common Stock representing approximately 14% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options; and (c) each holder of an old Common Stock equity interest (which, as stated above, will be cancelled upon consummation of the restructuring) will receive, in exchange for such old Common Stock equity interest, its pro rata share of shares of new Common Stock representing approximately 1% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options.

The voting period for the solicitation ended on February 13, 2002. The result of the solicitation was the acceptance of the Plan by the holders of Senior Notes with respect to both numerosity (more than one-half in number of holders in such class, counting only those holders that actually voted) and amount (at least two-thirds of the principal amount in such class, counting only those who actually voted) and Preferred Stock with respect to amount, in each case as required for class acceptance of the Plan under the Bankruptcy Code. The Company intends to file the Plan under the Bankruptcy Code during the week of February 19, 2002 and expects to exit from bankruptcy by the end of March, 2002 or as soon as practicable thereafter.

The Company intends to continue operating its businesses in Chapter 11 in the ordinary course and to seek to obtain the necessary relief from the bankruptcy court to pay its employees, trade, and certain other creditors in full and on time regardless of whether such claims arise prior to or after the Chapter 11 filing. The claims of the Company’s employees, general unsecured creditors other than holders of Senior Notes (including trade creditors, licensors, and lessors) and secured creditors are not impaired under the Plan.

The restructuring under the Plan will reduce significantly the principal amount of the Company’s outstanding indebtedness by reducing outstanding indebtedness by approximately $480 million and converting a substantial portion of the Company’s indebtedness into new Common Stock. Moreover, the new debt to be issued under the Plan will permit Globix to satisfy interest payments in kind for at least two years and, at the discretion of the Company’s board of directors, up to four years, thereby eliminating a liquidity concern arising from current debt service obligations. The Company believes that the restructuring will substantially reduce uncertainty with respect to its future and better position it to attract and maintain new customers. There can be no assurance that the Company will be successful in consummating the Plan, and there is substantial doubt about the Company’s ability to continue as a going concern if the Plan is not consummated. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty or to reflect the restructuring or other events contemplated by the Plan.

On February 1, 2002 Globix did not make its scheduled interest payment on the Senior Notes in anticipation of filing the Plan with the bankruptcy court and commencing Chapter 11 cases under the U.S. Bankruptcy Code. The Company does not intend to make the interest payment within the thirty (30) day grace period under the terms of the Senior Notes. Globix expects to file its voluntary prepackaged bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on or about February 19, 2002, prior to the expiration of the grace period.

Item 6.    Exhibits and Reports on Form 8-K

Exhibit No.	Description

10.19
Form of Noteholders’ and Preferred Stockholders’ Lock-up Agreements dated January 14, 2002 (Incorporated by reference from Exhibit F to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2002.

(b)  Reports on Form 8-K

On December 27, 2001, Globix filed a report on Form 8-K under Item 5 attaching a press release announcing our fourth quarter and fiscal 2001 financial results. We also announced that we were in discussions with an informal committee of holders representing approximately 48% of our 12.5% Senior Notes concerning a financial restructuring through a voluntary pre-packaged bankruptcy proceeding.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBIX CORPORATION

By:	/S/ PETER L. HERZIG
Peter L. Herzig, Chief Executive Officer

Date: February 14, 2002

By:	/S/ BRIAN L. REACH
Brian L. Reach, Chief Financial Officer

Date: February 14, 2002

By:	/S/ SHAWN P. BROSNAN
Shawn P. Brosnan, Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: February 14, 2002