Form 10-Q
period 2002-03-31
GLOBIX CORP
filed 2002-05-15
CIK 1003111

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes...... No......  Not Applicable - Securities not yet distributed.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares of the Registrant's common stock outstanding as of April 24, 2002 was 41,896,479.

--------------------------------------------------------------------------------

                       GLOBIX CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                                                                              Page
                                                                                                                              ----
Part I           Financial Information
   Item 1.       Consolidated Balance Sheets-- As of March 31, 2002 (unaudited) and September 30, 2001 ....................     1
                 Consolidated Statements of Operations-- For the Three Months Ended March 31, 2002 and 2001 (unaudited) ...     2
                 Consolidated Statements of Operations-- For the Six Months Ended March 31, 2002 and 2001 (unaudited) .....     2
                 Consolidated Statements of Cash Flows-- For the Six Months Ended March 31, 2002 and 2001 (unaudited) .....     3
                 Notes to Consolidated Financial Statements (unaudited) ...................................................     4
   Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations ....................    15
   Item 3.       Quantitative and Qualitative Disclosure about Market Risk ................................................    21

Part II          Other Information
   Item 1.       Legal Proceedings ........................................................................................    22
   Item 2.       Changes in Securities and Use of Proceeds ................................................................    23
   Item 3.       Defaults upon Senior Securities ..........................................................................    23
   Item 4.       Submission of Matters to a Vote of Security Holders ......................................................    23
   Item 5.       Other Information ........................................................................................    23
   Item 6.       Exhibits and Reports on Form 8-K .........................................................................    23

Signatures ................................................................................................................    25

                      GLOBIX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
          (All Dollars in Thousands, Except Share and Per Share Data)


                                                                                                     March 31,     September 30,
                                                                                                       2002             2001
                                                                                                       ----             ----
Assets                                                                                              (unaudited)
Current assets:
     Cash and cash equivalents ..................................................................    $  56,511       $ 111,502
     Marketable securities ......................................................................        2,874           1,610
     Accounts receivable, net of allowance for doubtful accounts of $2,129 and
       $6,852, respectively .....................................................................       11,476          13,809
     Prepaid expenses and other current assets ..................................................       11,450           7,785
     Restricted cash ............................................................................       19,165           6,984
                                                                                                     ---------       ---------
         Total current assets ...................................................................      101,476         141,690
Investments, restricted .........................................................................        7,666          26,886
Property, plant and equipment, net ..............................................................      316,396         356,149
Debt issuance costs, net of accumulated amortization of $2,543 and $1,896,
   respectively .................................................................................       24,436          19,006
Intangible assets, net of accumulated amortization of $0 and $2,485,
   respectively .................................................................................            -           4,362
Other assets ....................................................................................          501           4,895
                                                                                                     ---------       ---------
Total assets ....................................................................................     $450,475       $ 552,988
                                                                                                     =========       =========

Liabilities and Stockholders' Deficit
Current liabilities:
     Capital lease and other obligations ........................................................    $   6,299          $6,687
     Accounts payable ...........................................................................        5,694          14,022
     Accrued liabilities ........................................................................       44,053          30,141
     Accrued interest ...........................................................................       43,750          12,500
                                                                                                     ---------       ---------
         Total current liabilities ..............................................................       99,796          63,350
Capital lease obligations, net of current portion ...............................................        7,085          10,309
Mortgage payable ................................................................................       20,309          20,441
Senior Notes (see Note 5) .......................................................................      600,000         600,000
Other long term liabilities .....................................................................        3,062           7,577
                                                                                                     ---------       ---------
         Total liabilities ......................................................................      730,252         701,677

Minority interest in subsidiary .................................................................        4,435           5,406
Redeemable convertible preferred stock (see Note 7) .............................................       83,695          83,230

Stockholders' Deficit:
Common stock, $.01 par value; 500,000,000 shares authorized; 41,896,479 and
   41,920,229 shares issued and outstanding, respectively .......................................          419             419
Additional paid-in capital ......................................................................      167,929         171,176
Deferred compensation ...........................................................................       (5,056)         (7,097)
Accumulated other comprehensive income ..........................................................       (4,206)         (2,703)
Accumulated deficit .............................................................................     (526,993)       (399,120)
                                                                                                     ---------       ---------
Total stockholders' deficit .....................................................................     (367,907)       (237,325)
                                                                                                     ---------       ---------
Total liabilities and stockholders' deficit .....................................................    $ 450,475       $ 552,988
                                                                                                     =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (All Dollars in Thousands, Except Share and Per Share Data)
                                  (unaudited)


                                                                           Three Months Ended March 31,   Six Months Ended March 31,
                                                                                    2002         2001        2002           2001
                                                                                    ----         ----        ----           ----
Revenue                                                                      $    21,389  $     26,782     $   44,767   $    53,018
Operating costs and expense:
     Cost of revenue ......................................................        9,737        10,480         19,399        20,948
     Selling, general and administrative ..................................       21,402        28,308         46,150        59,072
     Restructuring expenses ...............................................       48,447            --         48,447        38,109
     Impairment of intangible assets ......................................        3,220            --          3,220            --
     Depreciation and amortization ........................................       12,174         7,951         24,186        15,547
                                                                             -----------   -----------     ----------   -----------
Total operating costs and expenses ........................................       94,980        46,739        141,402       133,676
                                                                             -----------   -----------     ----------   -----------
Loss from operations ......................................................      (73,591)      (19,957)       (96,635)      (80,658)
     Interest and financing expense .......................................      (14,036)      (16,118)       (34,060)      (32,598)
     Interest income ......................................................          875         4,439          1,840        10,915
     Other income/(expense) ...............................................         (472)         (330)          (362)         (577)
     Minority interest in subsidiary ......................................          955            --          1,344            --
                                                                             -----------   -----------     ----------   -----------
Loss before cumulative effect of a change in accounting principle .........      (86,269)      (31,966)      (127,873)     (102,918)
Cumulative effect of a change in accounting principle .....................           --            --             --        (2,332)
                                                                             -----------   -----------     ----------   -----------
Net loss ..................................................................      (86,269)      (31,966)      (127,874)     (105,250)
     Dividends and accretion on preferred stock ...........................       (1,329)       (1,761)        (3,178)       (3,496)
                                                                             -----------   -----------     ----------   -----------
Net loss attributable to common stockholders' .............................  $   (87,598)  $   (33,727)    $ (131,051)  $  (108,746)
                                                                             ===========   ===========     ===========  ===========

Basic and diluted loss per share attributable to common stockholders'
   before cumulative effect of a change in accounting principle ...........  $     (2.21)  $     (0.87)    $    (3.33)  $     (2.80)
Cumulative effect of a change in accounting principle .....................           --            --             --         (0.06)
Basic and diluted net loss per share attributable to common
   stockholders' ..........................................................  $     (2.21)  $     (0.87)    $    (3.33)  $     (2.86)
                                                                             -----------   -----------     ----------   -----------

Weighted average common shares outstanding--basic and diluted .............   39,688,862    38,709,658      39,330,033   38,011,488
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

                      GLOBIX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          (All Dollars in Thousands, Except Share and Per Share Data)


                                                                                                              Six months ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                             2002           2001
                                                                                                             ----           ----
                                                                                                               (Unaudited)
Cash flows from operating activities:
Net loss .........................................................................................       $(127,873)       $(105,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization ....................................................................          24,186           15,547
Provision for uncollectible accounts receivable ..................................................           3,534            2,557
Cumulative effect of a change in accounting principle ............................................            --              2,332
Restructuring expenses ...........................................................................          48,447           17,094
Minority interest in subsidiary ..................................................................          (1,344)            --
Gain on sale of short term investment ............................................................            --             (1,459)
Gain on sale of marketable securities ............................................................             (27)            --
Loss on impairment of intangible assets ..........................................................           3,220             --
Loss on impairment of investments ................................................................             490            1,950
Amortization of debt issuance costs ..............................................................             647              568
Amortization of deferred compensation ............................................................           1,083              562
Changes in operating assets and liabilities:
Accounts receivable ..............................................................................          (2,236)          (1,517)
Prepaid expenses and other current assets ........................................................            (126)          (4,618)
Other assets .....................................................................................          (5,921)          (4,274)
Accounts payable .................................................................................          (7,371)          (1,481)
Accrued liabilities ..............................................................................             555            9,253
Accrued interest .................................................................................          31,250               (2)
Other ............................................................................................          (3,541)            (736)
                                                                                                         ---------        ---------
Net cash used in operating activities ............................................................         (35,027)         (69,474)
                                                                                                         ---------        ---------
Cash flows from investing activities:
Proceeds from sale of short term investments .....................................................            --             10,180
Use of restricted cash and investments ...........................................................           7,038            5,747
Proceeds from sale of marketable securities ......................................................              64             --
Purchases of property, plant and equipment .......................................................         (20,051)         (91,269)
                                                                                                         ---------        ---------
Net cash used in investing activities ............................................................         (12,949)         (75,342)
                                                                                                         ---------        ---------
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants, net ........................................            --              2,456
Capital contribution in minority-owned subsidiary ................................................             372             --
Repayments of mortgage payable and capital lease obligations .....................................          (4,583)          (2,065)
                                                                                                                          ---------
Net cash (used in) provided by financing activities ..............................................          (4,211)             391
Effects of exchange rate changes on cash and cash equivalents ....................................          (2,804)          (2,157)
                                                                                                                          ---------
Net decrease in cash and cash equivalents ........................................................         (54,991)        (146,582)
Cash and cash equivalents, beginning of period ...................................................         111,502          363,877
                                                                                                         ---------        ---------
Cash and cash equivalents, end of period .........................................................       $  56,511        $ 217,295
                                                                                                         =========        =========

Supplemental disclosure of cash flow information:
Cash paid for interest ...........................................................................       $   1,814        $  38,907
Cash paid for income taxes .......................................................................       $    --          $      34
Non-cash financing activities:
   Equipment acquired under capital lease obligations ............................................       $   1,036        $   8,573
   Capital expenditures included in accounts payable, accrued liabilities and other long
     term liabilities ............................................................................       $     308        $   4,969
Cumulative dividends and accretion on preferred stock ............................................       $   3,178        $   3,496



  The accompanying notes are an integral part of these consolidated financial statements

                      GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)



1.     Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2002 and the results of its operations for the three-month and six-month periods ended March 31, 2002 and 2001 and its cash flows for the six- month period ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month and six-month periods ending March 31, 2002 are not necessarily indicative of the operating results that may be expected for future periods.

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

2.     Financial Restructuring Plan and Reorganization

       On March 1, 2002, the Company and two of its wholly owned domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization ("the Plan"), with the United States Bankruptcy Court for the District of Delaware. The Company continued to operate in Chapter 11 in the ordinary course of business. The Company received from the Bankruptcy Court authority to pay its employees, trade, and certain other creditors in full and on time, regardless of whether such claims arose prior to or after the Chapter 11 filing. The financial reporting of the Company following the filing of the Chapter 11 petitions is governed by the American Institute of Certified Public Accountants Statement of Position No. 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 provides guidance for companies that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code. The Company implemented the guidance of SOP 90-7 upon the initial filing on March 1, 2002, pursuant to SOP 90-7.

       On April 8, 2002, the United States Bankruptcy Court confirmed the joint pre-packaged Plan of Reorganization filed by the Company and certain subsidiaries and the Company emerged from Chapter 11 bankruptcy protection and all conditions necessary for the Plan to become effective were satisfied or waived effective April 25, 2002.

       Under the Plan and as of the effective date all existing securities of the Company are deemed cancelled and: (a) each holder of Senior Notes is entitled to receive, in exchange for such Senior Notes, its pro rata share of
(i) $120 million principal amount of new 11% Senior Secured Notes due 2008, and
(ii) shares of new Common Stock representing approximately 85% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding new Common Stock on a fully-diluted basis; (b) each holder of Preferred Stock, in exchange for such Preferred Stock (which, as stated above, is deemed cancelled as of the effective date), is entitled to receive, in exchange for such Preferred Stock, its pro rata share of shares of new Common Stock representing approximately 14% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options; and (c) each holder of an old Common Stock equity interest (which, as stated above, is deemed cancelled as of the effective date) is entitled to receive, in exchange for such old Common Stock equity interest, its pro rata share of shares of new Common Stock representing approximately 1% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options.

       Although the Plan has become effective, distributions of Senior Secured Notes and new Common Stock to holders of existing common stock and notes under the Plan have not yet been made. Such distributions will be made as soon as practicable after adequate distribution reserves are established to accommodate valid securities claims, if any. The Company believes that the securities claims are without merit and intends to object to the allowance of such claims. Under the Plan, any recovery for such security holder claims must be satisfied from the new Senior Secured Notes and shares of new Common Stock available for

                      GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)


distribution to existing Senior Note holders and common stockholders. The Company expects to petition the Bankruptcy Court to establish a minimum reserve of the Senior Secured Notes and new Common Stock for such securities claims in order to allow for the prompt distribution of the remaining Senior Notes and new Common Stock to holders of existing common stock and notes under the Plan.

       The reorganization reduced significantly the principal amount of the Company's outstanding indebtedness by reducing outstanding indebtedness by approximately $480 million and converting a substantial portion of the Company's indebtedness into new Common Stock. Moreover, the new debt issued under the Plan permits Globix to satisfy interest payments in kind for at least two years and, at the discretion of the Company's board of directors, up to four years, thereby significantly reducing liquidity concerns arising from pre-Chapter 11 bankruptcy debt service obligations. The Company believes that the restructuring substantially reduces uncertainty with respect to its future and better positions it to attract and maintain new customers. There can be no assurance that the Company will be successful in executing its business plan and there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Upon the consummation of the Chapter 11 filing and emergence from bankruptcy in April 2002, the Company will record a gain on the exchange of the Senior Notes and preferred stock for the Senior Secured Notes and new common stock. Such gain includes the extinguishment of the Senior Notes and the cancellation of associated accrued interest and will be offset by the write-off of previously deferred costs associated with the Senior Notes and reorganization related expenses.

       The following table sets forth the unaudited proforma consolidated balance sheet of Globix as of March 31, 2002 upon exchange of the Senior Notes and Preferred Stock for the Senior Secured Note and new common equity under the Plan. The assigned equity values are based upon the reorganized value of the ongoing business and include significant estimates made by management based on facts and circumstances currently available. Valuation methodologies require the input of highly subjective assumptions. Actual future results and events could differ substantially from current estimates and assumptions. Any changes in valuation could affect the Company's balance sheet.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)


                                                      Actual                                                   Proforma
                                                  March 31, 2002           Debit            Credit          March 31, 2002
                                                  --------------           -----            ------          --------------
        Assets
        Total current assets                    $         101,476    $        -       $        -          $        101,476
        Property, plant and equipment, net                316,396             -                -                   316,396
        Debt issuance costs, net                           24,436             -           23,581(c)                    855
        Other assets                                        8,167             -                -                     8,167
                                                ------------------   -----------      -----------         -----------------

        Total assets                            $         450,475    $        -       $   23,581          $        426,894
                                                ==================   ===========      ===========         =================

        Liabilities and Stockholders'
         (Deficit) Equity

        Capital lease and other obligations     $           6,299    $        -       $        -          $          6,299
        Accounts payable                                    5,694             -                -                     5,694
        Accrued liabilities                                44,053         2,713(d)             -                    41,340
        Accrued interest                                   43,750        43,750(b)             -                         -
                                                ------------------   -----------      -----------         -----------------

        Total current liabilities                          99,796        46,463                -                    53,333

        Capital lease obligations, net of
         current portion                                    7,085             -                -                     7,085
        Mortgage payable                                   20,309             -                -                    20,309
        Senior Notes                                      600,000       600,000(b)             -                         -
        Senior Secured Notes                                    -             -          120,000(a)                120,000
        Other long term liabilities                         3,062             -                -                     3,062
                                                ------------------   -----------      -----------         -----------------

        Total Liabilities                                 730,252       646,463          120,000                   203,789

        Minority interest in subsidiary                     4,435             -                -                     4,435
        Redeemable Convertible Preferred Stock             83,695        83,695(d)             -                         -

        Stockholders' (Deficit) Equity
        Common stock                                          419             -                -                       419
        Additional paid-in capital                        167,929             -          173,664(d),(f)            341,593
        Deferred compensation                             (5,056)             -                -                   (5,056)
        Accumulated other comprehensive income            (4,206)             -                -                   (4,206)
        Accumulated deficit                             (526,993)             -          412,913(e)              (114,080)
                                                ------------------   -----------      -----------         -----------------

        Total Stockholders' (Deficit) Equity            (367,907)        83,695          586,577                   218,670
                                                ------------------   -----------      -----------         -----------------

        Total Liabilities and Stockholders'
        (Deficit) Equity                        $         450,475    $  730,158       $  730,158          $        426,894
                                                ==================   ===========      ===========         =================

        Explanation of the above adjustment columns are as follows:
        a) To reflect the issuance of the 11% Senior Secured Notes.
        b) To eliminate the 12.5% Senior Notes and associated accrued interest.
        c) Write-off of deferred costs associated with the Senior Notes and restructuring related expenses.
        d) To eliminate Preferred stock and the associated accrued dividends.
        e) The extraordinary gain on extinguishment of debt and associated costs is calculated as follows:

           Carrying value of Senior Notes 12.5%                      $  600,000
           Carrying value of related accrued interest                    43,750
           Carrying value of Senior Secured Notes 11%                  (120,000)
           Equity value of reorganized Globix                           (87,256)
           Carrying value of related capitalized costs                  (23,581)
                                                                     -----------
                 Extraordinary gain on extinguishment of debt        $  412,913
                                                                     ===========

        f) The equity value of the reorganized Globix is calculated as follows:
           Enterprise value                                          $  240,000
           New Senior Secured Notes                                    (120,000)
           Mortgage                                                     (20,552)
           Capitalized leases                                           (12,192)
                                                                     -----------
                 Equity value of reorganized Globix                  $   87,256
                                                                     ===========

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (All Dollars in Thousands, Except Share and Per Share Data)



3.     Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                                                                    March 31,       September 30,
                                                                                                      2002              2001
                                                                                                      ----              ----
Land ............................................................................................    $  1,997           $  1,997
Building and building improvements ..............................................................     102,810            108,216
Leasehold improvements ..........................................................................     139,267            145,617
Computer hardware and software and network equipment ............................................     129,694            134,767
Furniture and equipment .........................................................................       9,866              9,693
                                                                                                     --------           --------
                                                                                                      383,634            400,290
Less: Accumulated depreciation and amortization .................................................     (75,671)           (54,499)
Add: Construction in progress ...................................................................       8,433             10,358
                                                                                                     --------           --------
Property, plant and equipment, net ..............................................................    $316,396           $356,149
                                                                                                     ========           ========

       Certain computer and network equipment are recorded under capital leases that aggregated approximately $23.1 and $23.5 million as of March 31, 2002 and September 30, 2001, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $9.8 and $6.6 million as of March 31, 2002 and September 30, 2001, respectively.

       Costs incurred prior to completion of construction of Internet data centers and network infrastructure upgrades are reflected as construction in progress in the accompanying consolidated balance sheets and are recorded as property, plant and equipment at the date each Internet data center or network segment becomes operational. Construction in progress includes direct expenditures for construction of the Internet data center facilities, related network equipment and network upgrade projects and is stated at cost. Capitalized costs include costs incurred under the construction contract, advisory and consulting fees incurred during the construction phase. Capitalized interest is included in property, plant and equipment under the provision of SFAS No. 34 and totals zero and $7.1 million for the periods ended March 31, 2002 and 2001, respectively. Included in the construction in progress at March 31, 2002 and September 30, 2001 are capital projects currently in progress related to the completion of the New York and London Internet data centers and certain equipment associated with these facilities, which has not been placed in service.

       ATC Merger Corp. ("ATC Corp."), a wholly-owned subsidiary of the Company, owns the land and building located at 139 Centre Street, New York, New York. The nine-story building houses the Company's corporate headquarters and one of its Internet data center facilities. A former owner of the right to purchase the Centre Street property may be entitled to additional consideration if Globix sells the property. Such amount will be equal to the greater of (a) $1.0 million (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) ten percent of the gross sales price of the property if such sales price is greater than $17.5 million.

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

       In June 2001, the Company entered into an agreement whereby the Tax Credits generated from the renovation of the Property will be utilized by a third party (the "Investor") via a Globix minority-owned subsidiary (the "LLC") in consideration for up to approximately $14 million capital contribution to the LLC. As of March 31, 2002, approximately $5.4 million of such capital contribution has been received by the LLC. The balance of the funding under the capital contribution is based upon the completion of future project related events, as defined in the LLC agreement. The Company has consolidated the financial statements of the LLC since inception, due to effective control of the LLC by Globix; resulting in a minority interest in subsidiary in the accompanying consolidated financial statements.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)


4.     Accrued Liabilities

       Accrued liabilities consist of the following:

                                                               March 31,     September 30,
                                                                 2002             2001
                                                                 ----             ----
                 Restructuring reserves .....................    $22,471           $ 9,191
                 Deferred revenue ...........................      2,681             2,692
                 Accrued construction costs .................         --             6,490
                 Accrued dividends payable ..................      2,713                --
                 Other ......................................     16,251            11,768
                                                                 -------           -------
                                                                 $44,053           $30,141
                                                                 =======           =======

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

       During the quarter ending September 30, 2001, the Company further modified its business plan to eliminate certain additional Internet data center and sales office facilities, resulting in the termination of certain employees, lease obligations and write-off of certain equipment, leasehold improvements and intangible assets and other costs. In connection with this modification, additional restructuring charges of $18.0 million were recorded, of which $10.0 million was a write-off of equipment, leasehold improvements and intangible assets and $1.2 million associated with employee terminations.

       During the quarter ending March 31, 2002, the Company made an additional modification to its business plan, under the Plan of Reorganization, to reduce certain Internet data center lease obligations, close certain network access points and network aggregation points, resulting in the termination of certain employees, lease obligations and write-off of certain equipment, leasehold improvements and other costs. In connection with this modification, a restructuring charge of $48.4 million was recorded, of which $17.1 million was for the write-off of previously escrowed lease deposit and landlord inducement and legal payments, $28.4 million was a write-off of equipment and leasehold improvements and $2.9 million associated with employee terminations.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)



       As of March 31, 2002, restructuring charges totaling $82.1 million were charged against the established restructuring reserve, resulting in a remaining reserve balance of $22.4 million. The following table displays the activity and balances of the restructuring reserve account from inception to March 31, 2002:

         Restructuring Charge Activity                           Amount
         -----------------------------                           ------

         Initial charge-- November 2000 (balance) ............    $ 38,109
         Additions ...........................................           0
         Deductions ..........................................     (27,667)
                                                                  --------

         Balance, December 31, 2000 ..........................      10,442
         Additions ...........................................           0
         Deductions ..........................................      (2,662)
                                                                  --------

         Balance, March 31, 2001 .............................       7,780
         Additions ...........................................           0
         Deductions ..........................................      (1,610)
                                                                  --------

         Balance, June 30, 2001 ..............................       6,170
         Additions ...........................................      18,000
         Deductions ..........................................     (14,979)
                                                                  --------

         Balance, September 30, 2001 .........................       9,191
         Additions ...........................................           0
         Deductions ..........................................      (1,647)
                                                                  --------
         Balance, December 31, 2001 ..........................       7,544
         Additions ...........................................      48,447
         Deductions ..........................................     (33,520)
                                                                  --------
         Balance, March 31, 2002 .............................    $ 22,471
                                                                  ========

       The above deductions to the restructuring reserve represent primarily cash payments and write-offs of previously capitalized costs.

5.     Senior Notes

       In January 2000, the Company agreed to sell $600.0 million 12.5% senior notes (the "Senior Notes") due 2010 in a private placement to a group of initial purchasers and in March 2000 completed a tender offer to purchase all of the outstanding 13% Senior Notes, $160.0 million in principal amount. The purchase price in the tender offer was 106.5% of the principal amount, plus accrued and unpaid interest. On February 8, 2000 the Company closed on its offering for the $600.0 million 12.5% Senior Notes due 2010, resulting in net proceeds of approximately $580.0 million, after underwriting fees and offering expenses.

       The 12.5% Senior Notes were to mature on February 1, 2010. Interest on the 12.5% Senior Notes was payable semiannually on February 1 and August 1 of each year, commencing August 1, 2000. The 12.5% Senior Notes were unsecured obligations of the Company and ranked pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and ranked senior in right of payment to any future subordinated indebtedness. In connection with the offering the Company incurred costs of approximately $20.0 million that was being amortized over ten years using the effective interest method.

       On February 1, 2002 Globix did not make its scheduled interest payment on the Senior Notes in anticipation of commencing Chapter 11 cases under the U.S. Bankruptcy Code. The Company filed its voluntary prepackaged bankruptcy petition under Chapter 11 of the U.S. Bankruptcy Code on March 1, 2002 and in accordance with SOP 90-7, upon entering Chapter 11 of the U.S. Bankruptcy Code, accrued interest on the 12.5% Senior Notes was discontinued.

       On April 8, 2002, the United States Bankruptcy Court confirmed the joint pre-packaged Plan of Reorganization filed by the Company and certain subsidiaries and the Company emerged from Chapter 11 bankruptcy protection and all conditions necessary for the Plan to become effective were satisfied or waived effective April 25, 2002.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)


       Under the Plan and as of the effective date all existing securities of the Company are deemed cancelled and: (a) each holder of Senior Notes is entitled to receive, in exchange for such Senior Notes, its pro rata share of
(i) $120 million principal amount of new 11% Senior Secured Notes due 2008, and
(ii) shares of new Common Stock representing approximately 85% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding new Common Stock on a fully-diluted basis; (b) each holder of Preferred Stock, in exchange for such Preferred Stock (which, as stated above, is deemed cancelled as of the effective date), is entitled to receive, in exchange for such Preferred Stock, its pro rata share of shares of new Common Stock representing approximately 14% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options; and (c) each holder of an old Common Stock equity interest (which, as stated above, is deemed cancelled as of the effective date) is entitled to receive, in exchange for such old Common Stock equity interest, its pro rata share of shares of new Common Stock representing approximately 1% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options.

       The 11% Senior Secured Notes mature on May 1, 2008. Interest on the 11% Senior Secured Notes shall accrue and for the first two years after the closing date in kind by the issuance of additional 11% Senior Secured Notes in such principal amount as shall equal the interest payment that is then due. For the two year period thereafter, interest is payable in cash or, at the Company's option when authorized by the board of directors, in additional 11% Senior Secured Notes, or in any combination of cash and securities. For the remaining year interest is payable in arrears annually.

       Although the Plan has become effective, distributions of Senior Secured Notes and new Common Stock to holders of existing common stock and notes under the Plan have not yet been made. Such distributions will be made as soon as practicable after adequate distribution reserves are established to accommodate valid securities claims, if any. The Company believes that the securities claims are without merit and intends to object to the allowance of such claims. Under the Plan, any recovery for such security holder claims must be satisfied from the new Senior Secured Notes and shares of new Common Stock available for distribution to existing Senior Note holders and common stockholders. The Company expects to petition the Bankruptcy Court to establish a minimum reserve of the Senior Secured Notes and new Common Stock for such securities claims in order to allow for the prompt distribution of the remaining Senior Notes and new Common Stock to holders of existing common stock and notes under the Plan.

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

7.     Redeemable Convertible Preferred Stock

       The Company had designated 250,000 shares of its authorized 5,000,000 shares of Preferred Stock, $0.01 par value, as Series A 7.5% Convertible Preferred Stock. At March 31, 2002, there were 89,435 shares of Preferred Stock outstanding and 160,565 shares of Preferred Stock reserved for issuance.

       On December 3, 1999, the Company issued $80.0 million (80,000 shares) in Preferred Stock to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand the build-out of its Internet data centers and other facilities. The Preferred Stock was convertible into common stock at $10.00 per share at any time and could not be called for redemption by the Company for five years. Under the agreement, the Preferred Stock is subject to mandatory redemption in 2014 and yielded an annual dividend of 7.5% payable quarterly in cash or additional shares of Preferred Stock, at the option of the Company. The holders of the Preferred Stock had a liquidation preference of $1,000 per share and were entitled to cumulative dividends.

       The Preferred Stock is recorded in the accompanying consolidated balance sheet outside the stockholders equity section due to its mandatory redemption feature. The Company incurred approximately $4.75 million of issuance costs in connection with the Preferred Stock transaction. Such costs have been recorded as a reduction of the carrying amount of the Preferred Stock and were being accreted through a charge to additional paid in capital over the five-year period to the earliest redemption date.

       The Company did not declare or pay dividends for the three-month periods ended March 31, 2002 and December 31, 2001.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)


Cumulative dividends payable for such period totaling $2.7 million, have been accrued at March 31, 2002 and are included in accrued liabilities. On March 1, 2002, the Company and two of its wholly owned domestic subsidiaries filed Chapter 11 petitions in the United States Bankruptcy Court for the District of Delaware. In accordance with SOP 90-7, upon entering Chapter 11 of the U. S. Bankruptcy Code, the Preferred Stock dividend accrual was discontinued as of March 1, 2002.

       On April 8, 2002, the United States Bankruptcy Court confirmed the joint pre-packaged Plan of Reorganization filed by the Company and certain subsidiaries and the Company emerged from Chapter 11 bankruptcy protection and all conditions necessary for the Plan to become effective were satisfied or waived effective April 25, 2002.

       Under the Plan and as of the effective date all existing securities of the Company are deemed cancelled and: (a) each holder of Senior Notes is entitled to receive, in exchange for such Senior Notes, its pro rata share of
(i) $120 million principal amount of new 11% Senior Secured Notes due 2008, and
(ii) shares of new Common Stock representing approximately 85% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding new Common Stock on a fully-diluted basis; (b) each holder of Preferred Stock, in exchange for such Preferred Stock (which, as stated above, is deemed cancelled as of the effective date), is entitled to receive, in exchange for such Preferred Stock, its pro rata share of shares of new Common Stock representing approximately 14% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options; and (c) each holder of an old Common Stock equity interest (which, as stated above, is deemed cancelled as of the effective date) is entitled to receive, in exchange for such old Common Stock equity interest, its pro rata share of shares of new Common Stock representing approximately 1% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options.

       Although the Plan has become effective, distributions of Senior Secured Notes and new Common Stock to holders of existing common stock and notes under the Plan have not yet been made. Such distributions will be made as soon as practicable after adequate distribution reserves are established to accommodate valid securities claims, if any. The Company believes that the securities claims are without merit and intends to object to the allowance of such claims. Under the Plan, any recovery for such security holder claims must be satisfied from the new Senior Secured Notes and shares of new Common Stock available for distribution to existing Senior Note holders and common stockholders. The Company expects to petition the Bankruptcy Court to establish a minimum reserve of the Senior Secured Notes and new Common Stock for such securities claims in order to allow for the prompt distribution of the remaining Senior Notes and new Common Stock to holders of existing common stock and notes under the Plan.

8.     Stockholder's Equity

       In December 2000, Globix granted approximately 3.1 million shares of restricted stock to certain employees and directors. The restricted stock awards vest 25% per year over a four-year period on the anniversary date of the grant. In connection with this restricted stock grant the Company recorded a deferred compensation charge of $8,999 in stockholders equity. This deferred compensation will be recorded as compensation expense over the four-year vesting period. Compensation expense recorded in the six-month period ended March 31, 2002 was $2,041, including $889 associated with officers terminated in connection with the restructuring charge discussed in Note 4. During the six-month period ended March 31, 2002, 1,072,123 of such restricted shares were vested. Since the initial restricted stock grant in December 2000, approximately 113,750 restricted shares have been canceled.

       Effective April 26, 2002, the new Board of Directors of the Company approved the vesting of 100% of the remaining unvested restricted preferred shares. This will result in a non-cash charge to compensation expense of $5.1 million in the month of April 2002.

9.     Segment Information

       The Company reports segment information under SFAS No. 131, which establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company is a full service provider of sophisticated Internet solutions. The Company

                      GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)


operates several Internet data centers throughout the United States and the United Kingdom. Each Internet data center provides the same internet related services to similar type of customers. Effective April 1, 2001 and for the fiscal quarter ended June 30, 2001, Globix reports its results of operations in one operating segment under the provisions of SFAS No. 131. Previously the Company reported under two operating segments. The following table sets forth geographic segment information for the three month and six-month periods ended March 31, 2002 and 2001:

                                                    Three-month period ended        Six-month period ended
                                                            March 31,                     March 31,
                                                            ---------                     ---------
                                                          2002           2001        2002           2001
                                                          ----           ----        ----           ----
          Revenue:
          United States ..........................      $ 15,499     $ 21,138       $ 33,050      $42,785
          Europe .................................         5,890        5,644         11,717       10,233
                                                        --------     --------       --------      --------

          Consolidated ...........................      $ 21,389     $ 26,782       $ 44,767      $53,018
                                                        ========     ========       ========      ========

          Operating income (loss):
          United States ..........................      $(27,476)    $(17,008)      $(46,042)     $(74,701)
          Europe .................................       (46,115)      (2,949)       (50,593)       (5,957)
                                                        --------     --------       --------      --------

          Consolidated ...........................      $(73,591)    $(19,957)      $(96,635)     $(80,658)
                                                        ========     ========       ========      ========

          Identifiable assets:
          United States ..........................      $361,684     $566,239       $361,684      $566,239
          Europe .................................        64,355       75,038         64,355        75,038
                                                        --------     --------       --------      --------

          Consolidated ...........................      $426,039     $641,277       $426,039      $641,277
                                                        ========     ========       ========      ========

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

       The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2002 and 2001 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive:

                                                             March 31,
                                                             ---------
                                                      2002             2001
                                                      ----             ----
           Convertible preferred stock ..........     8,617,300        8,303,000
           Stock options ........................    12,356,158       10,398,400
           Unvested restricted stock ............     1,767,600        3,063,500
           Warrants .............................       194,800          194,800
                                                     ----------       ----------
                                                     22,935,858       21,959,700
                                                     ==========       ==========

       As a result of the Chapter 11 reorganization, effective April 25, 2002, all unexercised options and warrants were cancelled.

                      GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (All Dollars in Thousands, Except Share and Per Share Data)



       The following is a reconciliation of net loss attributable to common stockholders' for the three-month periods and six-months ended March 31, 2002 and 2001:

                                                                   Three-month period ended         Six-month period ended
                                                                           March 31,                       March 31,
                                                                           ---------                       ---------
                                                                      2002           2001             2002            2001
                                                                      ----           ----             ----            ----
Numerator:
Loss before cumulative effect of a change in accounting
principle .......................................................  $   (86,269)   $   (31,966)    $  (127,873)     $  (102,918)
ividend and accretion on preferred stock ........................       (1,329)        (1,761)         (3,178)          (3,496)
                                                                   -----------    -----------     -----------      -----------

Net loss attributable to common stockholders' before
cumulative effect of a change in accounting principle ...........      (87,598)       (33,727)       (131,051)        (106,414)
Cumulative effect of a change in accounting principle ...........           --             --              --           (2,332)
                                                                   -----------    -----------     -----------      -----------

Net loss attributable to common stockholders' ...................  $   (87,598)   $   (33,727)    $  (131,051)     $  (108,746)
                                                                   ===========    ===========     ===========      ===========

Denominator:
Weighted average shares outstanding--basic and diluted ..........   39,688,862     38,709,658     $39,330,033       38,011,488
                                                                   ===========    ===========     ===========      ===========

11.    Comprehensive Loss

       The Company reports comprehensive loss under the provisions of SFAS No.
130. Accumulated other comprehensive loss is reported as a component of stockholders equity in the consolidated balance sheets. The Company primarily has two components of comprehensive loss: cumulative translation adjustments from the Company's operations in foreign countries and unrealized gains and losses on marketable securities classified as available for sale. The following table summarizes the components of other comprehensive loss for the three-month and six-month periods ended March 31, 2002 and 2001:

                                                                   Three-month period ended        Six-month period ended
                                                                           March 31,                      March 31,
                                                                           ---------                      ---------
                                                                      2002           2001           2002            2001
                                                                      ----           ----           ----            ----
Net loss ........................................................     $(86,269)     $ (31,966)     $(127,873)      $(105,250)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available
for sale ........................................................          226           (290)         1,301          (3,403)
Foreign currency translation adjustment .........................       (1,576)        (3,268)        (2,804)         (2,156)
                                                                     ----------     ----------     ----------     ----------
Comprehensive loss: .............................................    $ (87,619)     $ (35,524)     $(129,376)     $ (110,809)
                                                                     ==========     ==========     ==========     ==========

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

       In January 2002, Globix and Marc Bell (Non-Executive Chairman), Peter Herzig (Chief Executive Officer) and Brian Reach (former Chief Financial Officer) were named as defendants in purported class action lawsuits filed in the United States District Court for the Southern District of New York. The complaints have been consolidated into a single proceeding under the caption George Schirripa, et al., v. Globix Corporation, et al., No. 02 CV 0082. Since January 4, 2002, several additional substantially identical lawsuits, including a purported class action filed on behalf of purchasers of the Company's 12.5% Senior Notes, captioned Lance Brofman, et al. v. Globix Corp., et al., No. 02 CV 01063, have been filed in the same court, each naming the same group of defendants.

       Additionally, on January 30, 2002, a derivative action was filed in the United States District Court for the Southern District of New York. The action is captioned Susan Bonney, Plaintiff vs. Marc Bell, Anthony St. John, Robert Bell, Martin Fox, Jack Furst, Michael Levitt, Sid Patterson, Harshad Shah, Richard Videbeck, Peter Herzig and Brian Reach, Defendants vs. Globix Corporation, Nominal Defendant. This action is substantially identical to the above-mentioned lawsuit.

       Except for the Brofman complaint, which was brought on behalf of purchasers of the Company's 12.5% Senior Notes between November 16, 2000 and December 27, 2001, these complaints are all brought on behalf of purchasers of the Company's common stock between November 16, 2000 and December 27, 2001 and allege essentially identical violations of the Securities Exchange Act of 1934, as amended. The complaints have been brought as purported bondholder or stockholder class actions under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act. In general, the complaints allege that Globix and the individual defendants misrepresented Globix's financial condition and business prospects to inflate the value of the Company's 12.5% Senior Notes or common stock, as the case may be. The complaints seek unspecified monetary damages for the alleged inflated price of the Company's 12.5% Senior Notes or common stock, as the case may be, purchased by all class members, attorneys' fees and costs of litigation. On April 17, 2002 the complaints were consolidated into a single proceeding. The Company has not yet responded to any of these lawsuits, and no discovery has been conducted. The Company believes that the allegations in each of these actions are without merit and intends to defend against these actions vigorously. However, there can be no assurance that this litigation will not have a material adverse effect on the Company, its financial position, results of operations or cash flows.

14.    Subsequent Events

       On April 25, 2002, the Company emerged from Chapter 11 bankruptcy protection after the United States Bankruptcy Court confirmed the plan of reorganization, and all conditions necessary for the plan to become effective were satisfied or waived.

       In April and May of 2002, the Company expects to settle certain long-term lease obligations with various vendors, which had a carrying value of approximately $6.8 million at March 31, 2002. These settlements will result in a gain on early extinguishment of debt of approximately $4.1 million. Such gain will be recorded in the Statement of Operations in the quarter ending June 30, 2002.

       Effective with the emergence from bankruptcy on April 25, 2002, the Company negotiated a new 15 year lease for its second London Internet data center and significantly reduced the leased square footage and associated operating costs. This transaction resulted in the payment of certain escrow amounts and inducement payments, which were recorded as part of the restructuring charge recorded in the three-months ended March 31, 2002. These payments include $15.1 million of previously escrowed funds recorded as restricted cash in the accompanying March 31, 2002 Balance Sheet.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

       This Report on Form 10-Q contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, potential expansion into new markets, and anticipated customer demand for our existing and future products and services. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage the inclusion of prospective information so long as those statements are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are:

     o ability to maintain and increase revenue by retaining existing customers and attracting new customers,

     o ability to match the operating cost structure with revenue to achieve positive cash flow, including possible cost reductions, if necessary,

     o  ability to conduct business with critical vendors on acceptable terms,

     o the sufficiency of existing cash and cash flow to complete our business plan and fund our working capital requirements,

     o the insolvency of customers, vendors, and other parties critical to our business,

     o Globix's large existing debt obligations and history of operating losses,

     o the ability of Globix to integrate, operate and upgrade/downgrade our network,

     o Globix's ability to recruit and retain sufficient and qualified personnel needed to staff our operations,

     o  the ability of Globix to raise additional capital, if necessary,

     o ability to obtain and maintain relisting on the NASDAQ National Market or another primary market,

     o potential marketplace or technology changes, rendering existing products and services obsolete, and

     o changes in or the lack of anticipated changes in the regulatory environment, including potential legislation increasing our exposure to content distribution and intellectual property liability,

       The following discussion and analysis should be read together with the consolidated financial statements and notes to the financial statements included in Part II Item 8 of the Company's Annual Report on Form 10-K. The following discussion contains forward-looking statements based on Globix's current expectations, assumptions, estimates and projections about Globix and its industry. Globix's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties appearing in our other periodic reports and documents filed with the Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

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

       Globix, founded in 1989, undertook a major expansion plan in 1998 in order to more aggressively pursue opportunities resulting from the tremendous growth of the Internet. In April 1998, Globix completed a $160.0 million offering of 13% senior notes. In June and July 1999, Globix completed construction of its initial Internet data center facilities in New York City, London and Santa Clara, California and began operations at each facility.

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

       On March 1, 2002, the Company and two of its wholly owned domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization ("the Plan"), with the United States Bankruptcy Court for the District of Delaware. The Company continued to operate in Chapter 11 in the ordinary course of business. The Company received from the Bankruptcy Court authority to pay its employees, trade, and certain other creditors in full and on time, regardless of whether such claims arise prior to or after the Chapter 11 filing.

       On April 8, 2002, the United States Bankruptcy Court confirmed the joint pre-packaged Plan of Reorganization filed by the Company and certain subsidiaries and the Company emerged from Chapter 11 bankruptcy protection and all conditions necessary for the Plan to become effective were satisfied or waived effective April 25, 2002.

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

       Globix historically has experienced negative cash flow from operations and has incurred net losses. Globix's ability to generate positive cash flow from operations and achieve profitability is dependent upon Globix's ability to continue to grow its revenue base and achieve further operating efficiencies. For the six months ended March 31, 2002 and 2001, Globix generated negative cash flows from operations of approximately $ 35.0 million and $69.5 million, respectively, and incurred net losses of approximately $127.9million and $105.3 million, respectively. As of March 31, 2002, Globix had an accumulated deficit of approximately $527.0 million.

Three-Months Ended March 31, 2002 As Compared To The Three-Months Ended March 31, 2001

       Revenue. Revenue for the three-month period ended March 31, 2002 decreased 20.1% to $21.4 million from $26.8 million for the three-month period ended March 31, 2001. This decrease was primarily attributable to the decrease in lower margin hardware sales and increased customer churn and the reluctance of new customers to contract with Globix during the bankruptcy proceeding.

       Cost of Revenue. Cost of revenue for the three-month period ended March 31, 2002 was $9.7 million or 45.5% of total revenue as compared to $10.5 million or 39.1% of total revenue for the three-month period ended March 31, 2001. This decrease was primarily attributable to the revenue decline and revenue mix.

       Selling, General and Administrative. Selling, general and administrative expenses for the three-month period ended March 31, 2002 were $21.4 million or 100.1% of revenue as compared to $28.3 million or 105.7% of revenue for the three-month period ended March 31, 2001. Approximately $6.5 million of the decrease was attributable to a decrease in salaries and benefits necessitated by the decrease in demand of Internet products and services. The number of employees decreased from approximately 860 as of March 31, 2001 to approximately 380 as of March 31, 2002. In addition, approximately $0.8 million of the decrease was related to the decrease in marketing spending and $1.0 million to the decrease in professional fees. The decrease was offset by an increase of approximately $1.3 million of rent expense, which was attributable to the opening of a new Internet data center during June 2001.

       Restructuring Expenses. This charge of approximately $48.4 million recorded in the three-month period ended March 31, 2002 is attributable to lease termination and other equipment related expenses associated with the execution of the Company's Plan of Reorganization, whereby it took an estimated charge associated with the reduction of certain lease obligations and write-off of leasehold improvements and equipment related to certain Internet data center lease obligations, closing certain network access points and network aggregation points.

       Impairment of Intangible Assets. The charge of approximately $3.2 million recorded in the three-months ended March 31, 2002 is attributable to the write down of intangible assets considered to be impaired as a result of the deterioration of business conditions in certain markets.

       Depreciation and Amortization. Depreciation and amortization increased to $12.2 million for the three-month period ended March 31, 2002 as compared to $8.0 million for the three-month period ended March 31, 2002. The increase was primarily related to the increase in construction costs and equipment purchases related to the construction and renovation of Internet data centers network infrastructure enhancements, which are now largely placed in service.

       Interest and Financing Expense and Interest Income. Interest and financing expense decreased to $14.0 million for the three-month period ended March 31, 2002 as compared to $16.1 million for the three-month period ended March 31, 2001. $6.3 million of the decrease was attributed to the discontinuance of the Senior Note interest accrual for the period March 1 to March 31 due to our bankruptcy filing on March 1, 2002. This decrease was offset by the interest capitalized for the three-month period ending March 31, 2001 for the continuing construction of the data centers. The decrease in interest income to $0.9 million for the three-month period ended March 31, 2002 reflects the reduced cash and the impact of the declining interest rates as compared to the same period in the prior year.

       Minority Interest in Subsidiary. Minority interest credit results from the consolidation of a minority owned subsidiary consolidated with our results due to effective control of this entity by Globix.

       Net Loss and Net Loss Attributable To Common Stockholders. As a result of the above, Globix reported a net loss of $86.3 million and a net loss attributable to common stockholders of $87.6 million for the three-month period ended March 31, 2002 or $2.18 per share as compared to a net loss of $32.0 million and a net loss attributable to common stockholders of $33.7 million or $0.87 per share for the three-month period ended March 31, 2001.

Six-Months Ended March 31, 2002 As Compared To The Six-Months Ended March 31,
2001

       Revenue. Total revenue for the six-month period ended March 31, 2002 decreased 15.6% to $44.8 million from $53.0 for the six-month period ended March 31, 2001. This decrease was primarily attributable to the decrease in lower margin hardware sales and to the increase in customer churn and the reluctance of new customers to contract with Globix during the bankruptcy proceeding.

       Cost of Revenue. Cost of revenue for the six-month period ended March 31, 2002 was $19.4 million or 43.3% of total revenue as compared to $20.9 million or 39.5% of total revenue for the six-month period ended March 31, 2001. The decrease in cost of revenue was primarily attributable to a decrease in revenue.

       Selling, General and Administrative. Selling, general and administrative expenses for the six-month period ended March 31, 2002 were $46.2 million or 103.1% of total revenue as compared to $59.1 million or 111.5% of total revenue for the six-month period ended March 31, 2001. Approximately $9.6 million or 74.4% of the decrease was attributable to a decrease in salaries and benefits due to the decrease in the number of employees from approximately 860 as of March 31, 2001 to approximately 380 as of March 31, 2002. Approximately $4.7 million of the decrease is due to a decrease in marketing and professional expenses. Bad debt expense also decreased by $1.0 million. Also related to the decrease in employees, travel and entertainment expense decreased by $1.0 million. These decreases were offset by an increase of $3.3 million of rent expense and $0.9 million of technology license expense.

       Restructuring Expenses. This charge of approximately $48.4 million recorded in the six-month period ended March 31, 2002 is attributable to lease termination and other equipment related expenses associated with the execution of the Company's Plan of Reorganization, whereby it took an estimated charge associated with the reduction of certain lease obligations and write-off of leasehold improvements and equipment related to certain Internet data center lease obligations, closing certain network access points and network aggregation points.

       The charge of approximately $38.1 million recorded in the six-month period ended March 31, 2001 is attributable to the restructuring associated with the execution of our revised business plan, whereby we plan to construct fewer Internet data centers and have taken an estimated charge associated with the termination of certain leases and reduction of certain commitments for surplus power and environmental equipment related to the Internet data center expansion. This charge includes estimated lease termination costs in addition to a write-off of construction in progress associated with equipment, capitalized interest, consulting and legal fees, construction and pre-construction related costs previously capitalized.

       Depreciation and Amortization Depreciation and amortization increased to $24.2 million for the six-month period ended March 31, 2002 as compared to $15.5 million for the six-month period ended March 31, 2001. The increase was primarily related to the increase in construction costs and equipment purchases related to the network infrastructure enhancements of the Internet data centers in New York, London and Santa Clara.

       Interest and Financing Expense and Interest Income Interest and financing expense increased to $34.1 million for the six-month period ended March 31, 2002 as compared to $32.6 million for the six-month period ended March 31, 2001. The increase is due to capitalized interest on the build-out of the U.S. and U.K. internet data centers through March 31, 2001. The decrease in interest income to $1.8 million for the six-month period ended March 31, 2002 reflects the reduced cash position derived from the net proceeds of the February 2000 debt financing and the December 1999 issuance of the Series A Convertible Preferred Stock and the impact of declining interest rates compared to the same six-month period in the prior year.

        Net Loss and Net Loss Attributable to Common Stockholders As a result of the above, Globix reported a net loss of 127.9 million and net loss attributable to common stockholders of $131.1 million for the six-month period ended March 31, 2002 or $3.33 per share as compared to a net loss of $105.3 million and a net loss attributable to common stockholders of $108.7 million or $2.86 per share for the six-month period ended March 31, 2001.

Liquidity and Capital Resources

       On March 1, 2002, the Company and two of its wholly owned domestic subsidiaries filed voluntary Chapter 11 petitions of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization ("the Plan") with the United States Bankruptcy Court for the District of Delaware. The Company continued to operate in Chapter 11 in the ordinary course of business. The Company received authority from the Bankruptcy Court to pay its employees, trade, and certain other creditors in full and on time, regardless of whether such claims arise prior to or after the Chapter 11 filing. The financial reporting of the Company following the filing of the Chapter 11 petitions is governed by the American Institute of Certified Public Accountants Statement of Position No. 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 provides guidance for companies that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code. The Company implemented the guidance of SOP 90-7 upon the initial filing on March 1, 2002.

       On April 8, 2002, the United States Bankruptcy Court confirmed the joint pre-packaged Plan of Reorganization filed by the Company and certain subsidiaries and the Company emerged from Chapter 11 bankruptcy protection and all conditions necessary for the Plan to become effective were satisfied or waived effective April 25, 2002.

       Under the Plan and as of the effective date all existing securities of the Company are deemed cancelled and: (a) each holder of Senior Notes is entitled to receive, in exchange for such Senior Notes, its pro rata share of
(i) $120 million principal amount of new 11% Senior Secured Notes due 2008, and
(ii) shares of new Common Stock representing approximately 85% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding new Common Stock on a fully-diluted basis; (b) each holder of Preferred Stock, in exchange for such Preferred Stock (which, as stated above, is deemed cancelled as of the effective date), is entitled to receive, in exchange for such Preferred Stock, its pro rata share of shares of new Common Stock representing approximately 14% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options; and (c) each holder of an old Common Stock equity interest (which, as stated above, is deemed cancelled as of the effective date) is entitled to receive, in exchange for such old Common Stock equity interest, its pro rata share of shares of new Common Stock representing approximately 1% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options.

       The reorganization reduced significantly the principal amount of the Company's outstanding indebtedness by reducing outstanding indebtedness by approximately $480 million and converting a substantial portion of the Company's indebtedness into new Common Stock. Moreover, the new debt issued under the Plan permits Globix to satisfy interest payments in kind for at least two years and, at the discretion of the Company's board of directors, up to four years, thereby significantly reducing liquidity concerns arising from pre-Chapter 11 bankruptcy debt service obligations. The Company believes that the restructuring substantially reduces uncertainty with respect to its future and better positions it to attract and maintain new customers. There can be no assurance that the Company will be successful in executing its new business plan and there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Cash flows used in operating activities were $35.0 and $69.5 million for the six-months ended March 31, 2002 and 2001, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets and accounts payable and accrued liabilities. In both periods, our net loss was the primary component of cash used in operating activities, offset by non-cash interest charges as well as depreciation and amortization expenses, provisions for uncollectible accounts receivable and non-cash restructuring charges and, in 2001, a cumulative effects of a change in accounting principle and an impairment on investments.

       Cash flows used in investing activities were $12.9 and $75.3 million for the six-months ended March 31, 2002 and 2001, respectively. Investments in capital expenditures related to our network and facilities were $ 18.7 million and $104.8 million for the six-months ended March 31, 2002 and 2001, respectively. $20.1 and $91.3 million for the six-months ended March 31, 2001 and 2000, respectively was expended in cash and the balance was financed under financing arrangements or remained in accounts payable, accrued liabilities and other long term liabilities at each period-end.

       Cash flows used in (provided by) financing activities were $4.2 and $ (0.4) million for the six-months ended March 31, 2002 and 2001, respectively. In 2002 and 2001, Globix repaid certain mortgage and capital lease obligations. In 2002, offset by a capital contribution from a minority interest subsidiary and in 2001 offset by proceeds from the exercise of stock options and warrants.

       As of March 31, 2002, we had $86.2 million of cash, cash equivalents, restricted cash, restricted investments and marketable securities, including $59.4 million of cash without restrictions as to use.

       Globix has also issued collateralized letters of credit aggregating approximately $ 2.6 million. The related collateral funds are included in restricted cash and investments on the consolidated balance sheet at March 31, 2002.

       In addition, certain computer and network equipment has been financed through vendors and financial institutions under capital and operating lease arrangements. Capital lease obligations total approximately $12.2 million at March 31, 2002. In April and May 2002, the Company expects to make cash payments of approximately $2.8 million, in settlement of approximately $6.8 million of the above capital lease obligations. This will result in a gain from the early extinguishment of debt of approximately $4.0 million. As of March 31, 2002, Globix has various agreements to lease facilities and equipment and is obligated to make future minimum lease payments of approximately $72.2 million on operating leases expiring in various years through 2017. At March 31, 2002 there were no unused equipment financing arrangements with vendors or financial institutions.

       Net cash used in operating activities decreased to $35.0 million from $69.5 million for the periods ended March 31, 2002 and 2001, respectively. Operating losses are expected to continue to decrease during the course of the fiscal 2002 versus the prior year due principally to reductions in headcount and other cost savings initiatives. Capital expenditures for the year ending September 30, 2002 are also expected to be significantly less than the prior fiscal years and quarters.

Critical Accounting Policies and Estimates

       Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical accounting policies and estimates:


   Revenue Recognition

       The Company recognizes revenue in accordance with SAB No. 101 "Revenue Recognition in Financial Statements" ("SAB No. 101"), as amended. SAB No. 101 expresses the view of the SEC Staff in applying generally accepted accounting principles to certain revenue recognition issues. Under the provisions of SAB No. 101 set up and installation revenue are deferred and recognized over the estimated term of the underlying service contracts and/or the customer relationship, which range from twelve to thirty six months.

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

       The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the large number and geographic dispersion of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. Management makes estimates of the uncollectibility of our trade accounts receivable on a monthly basis.


   Property, Plant and Equipment

       Property, plant and equipment are stated at cost, subject to adjustment for impairment, less accumulated depreciation or amortization computed on the straight-line method. Buildings and building improvements are depreciated over their estimated useful life of up to forty years. Computer hardware and software, network equipment and furniture and equipment are depreciated over their estimated useful lives, ranging from three to seven years. Leasehold improvements are amortized over the term of the lease or life of the asset, whichever is shorter.

   Long-Lived Assets

       The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Measurement of any impairment would include a comparison of estimated future operating cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

       At March 31, 2002, we had financial instruments consisting of fixed rate debt, mortgage payable marketable securities, short-term investments and other investments. The substantial majority of our debt obligations consist of the Senior Notes, which bear interest at 12.5% and mature May 1, 2010. On April 25, 2002, the Company emerged from Chapter 11 bankruptcy protection after the United States Bankruptcy Court confirmed the plan of reorganization. The Plan provides that all existing securities of the Company will be cancelled and each holder of Senior Notes will receive, in exchange for such Senior Notes (which, as stated above, will be cancelled upon consummation of the restructuring), its pro rata share of (i) $120 million principal amount of new 11% Senior Secured Notes due 2008, and (ii) shares of new Common Stock representing approximately 85% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding new Common Stock on a fully-diluted basis. The mortgage interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025.

       In April and May of 2002, the Company expects to settle certain long-term capital lease obligations, which had a carrying value of approximately $6.8 million at March 31, 2002. After such settlements, annual maturities for our capital lease obligations (including interest) in each of the next twelve-months are as follows: $2.9 million in 2003, $2.4 million in 2004, $0.5 million in 2005, $0.3 million in 2006 and thereafter.

       Marketable securities include Globix's strategic investment in Edgar On-Line and Globecomm Systems Inc., publicly traded entities, which are recorded at fair market value. Globix does not hedge its exposure to fluctuations in the value of its equity securities.

       Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At March 31, 2002, all of our investments are due to mature within twelve months and the carrying value of such investments approximates fair value. At March 31, 2002, $26.8 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations. In April 2002, $17.8 million of such restricted cash has been paid to settle such collateral obligations.

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

                                     PART II

Item 1.  Legal Proceedings

       (a) On March 1, 2002, the Company and two of its subsidiaries, filed petitions for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").

       Prior to the filing of the bankruptcy petitions, on January 14, 2002, the Company commenced solicitation of acceptances of the joint prepackaged plan of reorganization (the "Plan") from the holders of Senior Notes and Preferred Stock as of December 28, 2001. The voting period for the solicitation ended on February 13, 2002. The result of the solicitation was the acceptance of the Plan by the holders of Senior Notes with respect to both numerosity and amount and Preferred Stock with respect to amount, in each case as required for class acceptance of the Plan under the Bankruptcy Code, as follows:

                                                FOR                             AGAINST
                                               AMOUNT/        % OF VOTED        AMOUNT/          % OF VOTED
                                               NUMBER                           NUMBER

     Principal Amount of Senior Notes       $  483,487          97.5 %          $  12,530            2.5 %
     Number of Senior Notes                        151          96.8 %                  5            3.2 %
     Principal Amount of Preferred Stock    $   86,172           100 %          $       0              0 %

       The Company did not solicit votes from holders of old Common Stock equity interests. In the Chapter 11 proceeding, the Bankruptcy Court waived any solicitation requirement with respect to such holders, and deemed such holders to have rejected the Plan.

       On April 8, 2002, the Bankruptcy Court entered an order confirming the Plan.

       On April 25, 2002, all conditions necessary for the Plan to become effective were satisfied or waived and the Company emerged from Chapter 11 bankruptcy protection.

       As a result of the effectiveness of the Plan, all of the Company's securities existing prior to the effectiveness have been cancelled and (a) each holder of Senior Notes will receive, in exchange for such Senior Notes, its pro rata share of (i) $120 million principal amount of new 11% Senior Secured Notes due 2008 and (ii) shares of new Common Stock representing approximately 85% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options, (b) each holder of Preferred Stock, in exchange for such Preferred Stock, will receive, in exchange for such Preferred Stock, its pro rata share of shares of new Common Stock representing approximately 14% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options; and (c) each holder of an old Common Stock equity interest will receive, in exchange for such old Common Stock equity interest, its pro rata share of shares of new Common Stock representing approximately 1% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options. New Common Stock shall be issued in whole shares only, with any factional share amounts to be rounded up or down as provided in the Plan.

       Although the Plan has become effective, distributions of Senior Secured Notes and new Common Stock to holders of existing common stock and notes under the Plan have not yet been made. Such distributions will be made as soon as practicable after adequate distribution reserves are established to accommodate valid securities claims, if any. The Company believes that the securities claims are without merit and intends to object to the allowance of such claims. Under the Plan, any recovery for such security holder claims must be satisfied from the new Senior Secured Notes and shares of new Common Stock available for distribution to existing Senior Note holders and common stockholders. The Company expects to petition the Bankruptcy Court to establish a minimum reserve of the Senior Secured Notes and new Common Stock for such securities claims in order to allow for the prompt distribution of the remaining Senior Notes and new Common Stock to holders of existing common stock and notes under the Plan.

       (b) As previously reported in the Company's Quarterly Report on Form 10-Q filed on February14, 2002, on January 4, 2002, the Company and certain officers of the Company were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. These complaints have been consolidated into a single proceeding under the caption George Schirripa, et al., v. Globix Corporation, et al., No. 02 CV 0082. After January 4, 2002, ten additional substantially identical lawsuits were filed in the same court, each naming the same group of defendants.

       These lawsuits are all brought on behalf of purchasers of our securities between November 16, 2000 and December 27, 2001 and allege essentially identical violations of the Securities Exchange Act of 1934, as amended. On April 17, 2002, the lawsuits were consolidated into a single proceeding. We have not yet responded to the lawsuits, and no discovery has been conducted. We believe that the allegations in the lawsuits are without merit and we intend to defend against the lawsuits vigorously. However, we cannot give any assurance that this litigation will not have a material adverse effect on us, our financial condition or our results of operations.

Item 2.  Changes in Securities and Use of Proceeds

                  See Item 1. Legal Proceedings.


Item 3.  Defaults Upon Senior Securities

                  See Item 1. Legal Proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

                  See Item 1. Legal Proceedings.


Item 5.  Other Information

                  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                Description
-----------                -----------
2.1                        Amended Joint Prepackaged Plan of the Company and certain subsidiaries dated April 8, 2002.(1)

3.1                        Amended and Restated Certificate of Incorporation of the Company.

3.2                        Amended and Restated By-laws of the Company.

4.1                        Indenture, dated as of April 23, 2002, between the Company, as issuer,
Subsidiary Guarantors of the Company, and HSBC Bank USA, as trustee, relating to the Company's 11% Senior Secured Notes due 2008.

4.2                        Form of Pledge and General Security Agreement between each Subsidiary
Guarantor of the Company and HSBC Bank USA, as collateral agent/trustee, dated as of April 23, 2002.

4.3                        Mortgage, Security Agreement and Fixture Filing, between 415 Greenwich GC,
LLC, as mortgagor and HSBC Bank USA, as collateral agent/trustee dated as of
April 23, 2002.

------------------

         (1) Previously filed and incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 23, 2002.

(b) Reports on Form 8-K

Dated Filed: January 14, 2002       Date of Event: January 14, 2002

Subject: Press release announcing that the Company had entered into lock-up agreements regarding the restructuring of the Company's equity and debt (the "Chapter 11 Prepackaged Reorganization Plan") with certain holders owning more than 51% of the Company's outstanding $600,000,000 issuance of 12-1/2% senior notes due 2010 (the "Senior Notes"), and holders of its Series A 7-1/2% Convertible Preferred Stock. The Company also announced that it commenced soliciting acceptances of its proposed Chapter 11 Prepackaged Reorganization Plan from the other holders of the Senor Notes.

Date Filed: February 1, 2002                Date of Event: February 1, 2002

Subject: The Company announced that it did not make its scheduled interest payment on its 12-1/2% senior notes due 2010 and that it did not intend to make the interest payment within the 30-day grace period thereafter.

Date Filed: March 4, 2002                   Date of Event: March 1, 2002

Subject: Press release announcing that the Company and two of its subsidiaries filed Chapter 11 petitions in the United States Bankruptcy Court for the District of Delaware.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GLOBIX CORPORATION

                                     By:         /S/  JOHN D. MCCARTHY
                                         ---------------------------------------
                                             John D. McCarthy, Acting Chief
                                                   Financial Officer

Date: May 14, 2002

                                     By:         /S/  SHAWN P. BROSNAN
                                         ---------------------------------------
                                             Shawn P. Brosnan, Senior Vice
                                                  President, Corporate
                                                  Controller and Chief
                                                   Accounting Officer

Date: May 14, 2002