Form 10-K
period 2002-09-30
GLOBIX CORP
filed 2003-03-26
CIK 1003111

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

                               ------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
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

                                      None.

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                    Common Stock, par value $0.01 per share.

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

      Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes | | No |X|

      Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes | | No |X|

      The shares of the registrant's voting stock outstanding on March 29, 2002, the last business day of the registrant's most recently completed second fiscal quarter, were cancelled on April 25, 2002 in connection with the registrant's bankruptcy. Accordingly, the registrant does not believe that a calculation of the aggregate market value of the shares of its voting stock held by non-affiliates of the registrant as of March 29, 2002 would be relevant to investors. As of March 10, 2003, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock as reported on the OTC Bulletin Board, was approximately $23.2 million.

      Number of shares of the registrant's common stock deemed to be outstanding as of March 24, 2003 was 16,460,000.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                               GLOBIX CORPORATION

                                TABLE OF CONTENTS

                                                                                                                     PAGE
                                                                                                                     ----
PART I
        Item 1.    Business ......................................................................................      2
        Item 2.    Properties ....................................................................................     16
        Item 3.    Legal Proceedings .............................................................................     17
        Item 4.    Submission of Matters To a Vote of Security Holders ...........................................     18
PART II
        Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters .........................     18
        Item 6.    Selected Financial Data .......................................................................     19
        Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations .........     21
        Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ....................................     35
        Item 8.    Financial Statements ..........................................................................     35
        Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........     35
PART III
        Item 10.   Directors and Executive Officers of the Registrant ............................................     35
        Item 11.   Executive Compensation ........................................................................     39
        Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.     41
        Item 13.   Certain Relationships and Related Transactions ................................................     43
        Item 14.   Controls and Procedures .......................................................................     45
PART IV
        Item 15.   Exhibits, Financial Statement Schedules  and Reports on Form 8-K ..............................     46
                   Signatures ....................................................................................     47
                   Certifications ................................................................................    C-1
                   Financial Statements ..........................................................................    F-1

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      This annual report contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. These forward-looking statements are not based on historical facts, but rather reflect our current expectations concerning future results and events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "believe", "expect," "anticipate," "intend," "plan," "foresee," "likely," "will" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. You should carefully review all information, including the financial statements and the notes to the financial statements included in this annual report. In addition to the risk factors described in the section of this annual report entitled "Risk Factors" beginning on page 8, the following important factors could affect future results, causing these results to differ materially from those expressed in our forward-looking statements:

      - our ability to maintain and increase revenue by retaining existing customers and attracting new customers;

      - our ability to match our operating cost structure with revenue to achieve positive cash flow, including possible cost reductions, if necessary;

      - our ability to conduct business with critical vendors on acceptable terms;

      - the sufficiency of existing cash and cash flow to complete our business plan and fund our working capital and capital expenditure requirements;

      - the insolvency of vendors and other parties critical to our business;

      -     our existing debt obligations and history of operating losses;

      -     our ability to integrate, operate and upgrade/downgrade our network;

      - our ability to recruit and retain sufficient and qualified personnel needed to staff our operations;

      -     our ability to raise additional capital, if necessary;

      - potential marketplace or technology changes, rendering existing products and services obsolete;

      - changes in or the lack of anticipated changes in the regulatory environment, including potential legislation increasing our exposure to content distribution and intellectual property liability; and

      - commencement of war, armed hostilities, terrorist activities or other similar international calamity directly or indirectly involving or affecting the United States or the United Kingdom.

      These factors and the other risk factors described in this annual report are not necessarily all of the important factors that could cause our actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our future results. The forward-looking statements included in this annual report are made only as of the date of this annual report and we cannot assure you that projected results or events will be achieved.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      We are a provider of Internet services to businesses. Our services include:

            -     secure and fault-tolerant Internet data centers;

            - a Domestic and International Internet Protocol (IP) fiber based network;

            - network services, providing network connectivity to the Internet;

            - Internet based managed services, security services, storage services; and

            -     messaging services, dedicated hosting and streaming media.

      We believe that these elements combine to provide our customers with the ability to create, operate and scale their Internet operations in a cost efficient manner.

      Our target market for our services is small to large size businesses in a variety of industries such as media, publishing, financial services, retail, healthcare, governmental agencies, manufacturing and technology.

      Our customers use our services to operate and maintain computer equipment in a secure, fault-tolerant environment with connectivity to a high-speed, high-capacity, direct link to the Internet, through our own network, and to support Internet applications. Our employees are located in New York City, New York, Atlanta, Georgia, Santa Clara, California and London, England. We currently offer our services from our Internet data center facilities in these cities.

      Our principal executive offices are located at 139 Centre Street, New York, New York 10013, and our telephone number at that location is (212) 334-8500. Although we maintain a website at www.globix.com, we do not intend that the information available through our website be incorporated into this annual report. Our filings will be available on our website.

OUR CHAPTER 11 BANKRUPTCY REORGANIZATION

      On March 1, 2002, our company and two of our wholly-owned subsidiaries, Comstar.net, Inc. and ATC Merger Corp., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged Plan of Reorganization, which we refer to as the Plan, with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing.

      On April 8, 2002, the bankruptcy court confirmed the Plan. Effective April 25, 2002, which we refer to as the Effective Date of the Plan, all conditions necessary for the Plan to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection.

      As of the Effective Date of the Plan, all of our existing securities were cancelled and:

      - each holder of our 12.5% Senior Notes due 2010, which we refer to as the 12.5% Senior Notes, became entitled to receive, in exchange for its claims in respect of the 12.5% Senior Notes, its pro rata share of:

            - $120 million in aggregate principal amount of our 11% Senior Secured Notes due 2008, which we refer to as the 11% Senior Notes, and

            - 13,991,000 shares of our common stock, representing 85% of the shares of our common stock issued and outstanding following the Effective Date of the Plan;

      - each holder of shares of our preferred stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of these shares of preferred stock, its pro rata share of 2,304,400 shares of our common stock, representing 14% of the shares of our common stock issued and outstanding following the Effective Date of the Plan; and

      - each holder of shares of our common stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of these shares of common stock, its pro rata share of 164,600 shares of our common stock, representing 1% of the shares of our common stock issued and outstanding following the Effective Date of the Plan.

      All of the shares of our common stock issued pursuant to the Plan are subject to dilution by the exercise of management incentive stock options, representing up to 10% of the shares of our issued and outstanding common stock on a fully-diluted basis following the Effective Date of the Plan.

      Under the terms of the indenture governing the 11% Senior Notes, the following subsidiaries of our company have fully and unconditionally and jointly and severally guaranteed the full and prompt performance of our obligations under the 11% Senior Notes and the indenture governing the 11% Senior Notes, including the payment of principal of and premium, if any, on and interest on the 11% Senior Notes: Bluestreak Digital, Inc., Gamenet Corporation, Naft Computer Service Corporation, Naft International Ltd., PFM Communications, Inc., GRE Consulting, Inc., 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, Comstar.Net, Inc. and Comstar Telecom & Wireless, Inc. We are in the process of merging each of these subsidiary guarantors, other than 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC and 415 Greenwich GC MM, LLC, with and into our company.

      A total of 16,460,000 shares of our common stock and $120 million in aggregate principal amount of the 11% Senior Notes were deemed to be issued and outstanding on the Effective Date pursuant to the terms of the Plan. As of September 30, 2002, However, no shares of our common stock or 11% Senior Notes had been distributed. In October 2002, we distributed a total of 16,295,400 shares of common stock and $120 million in aggregate principal amount of 11% Senior Notes. Pursuant to the terms of a Stipulation and Order that we entered into with the lead plaintiffs in the class action lawsuit described in "Item 3 - Legal Proceedings", 229,452 of these shares of common stock and $1,968,000 in aggregate principal amount of the 11% Senior Notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, then we will BE required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of common stock and 11% Senior Notes held in escrow. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date, which are allocable under the terms of the Plan to the holders of our common stock outstanding immediately prior to the Effective Date of the Plan, will occur following the resolution of the shareholder derivative suit against our company and certain of our former officers and directors described in "Item 3 - Legal Proceedings."

      Although no assurances can be given, our management believes that our reorganization reduces some uncertainty with respect to our future and better positions us to attract new customers and maintain existing customers. Our reorganization and actions taken pursuant to the Plan reduced operating costs and reduced the principal amount of our outstanding indebtedness by approximately $480 million by converting this indebtedness into shares of our common stock. Further, under the terms of the 11% Senior Notes we are permitted to satisfy interest payments in kind for at least two years and, at the discretion of our board of directors, for up to four years, thereby significantly reducing liquidity concerns arising from our debt service obligations and ongoing operating costs. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability, or in attracting new customers, or in maintaining our existing customer base. Moreover, despite our restructuring we have continued to experience significant decreases in revenue and low levels of new customer additions in the period following our restructuring.

OUR SOLUTION

      We provide our customers with a range of Internet solutions, including network infrastructure and expertise to build, maintain, operate and support mission critical operations.

INTERNET DATA CENTERS

      We currently operate five Internet data centers in the following locations:

      - approximately 340,000 gross square feet of facilities in two separate locations in New York City;

      - an approximately 60,000 gross square feet facility located in Santa Clara, California;

      - approximately 100,000 gross square feet of facilities in two separate locations in London, England; and;

      - an approximately 5,000 gross square foot facility located in Atlanta, Georgia.

      Our Internet data centers include electrical infrastructure, precision environmental control systems, fire suppression systems and comprehensive security systems.

CO-LOCATION

      We offer co-location solutions for customers who choose to own and maintain their own servers, but require the physically secure, climate-controlled environment of our Internet data centers and connectivity to our network.

NETWORK SERVICES

Network Infrastructure

Our network infrastructure is designed to meet the demands of businesses with mission critical Internet-based operations. Our network infrastructure is designed for high availability and low latency, and utilizes a single autonomous system number. As a result, traffic is carried on a network controlled by our company to the greatest extent possible and therefore does not suffer from the congestion or high latency of public networks.

Backbone

      The domestic Globix backbone is a Packet over Synchronous Optical Network, or SONET, which provides a mechanism for using the speed and efficient management capabilities of SONET to optimize data transport. Essentially, it provides a method for efficiently carrying data packets in SONET frames that will operate at speeds up to OC-48 (2.4Gbs). The OC-48 Globix domestic backbone connects to our New York City, New York and Santa Clara, California data centers and to our backbone points of presence, or POPs, in Atlanta, Boston, Chicago, Los Angeles, Seattle and Washington, D.C.

      Our European backbone is a Packet over SONET currently connecting London, Amsterdam, Frankfurt and Paris. The domestic and European networks are connected by two OC-3 (155Mbps) transatlantic crossings.

      Our U.S. and European network sections interconnect to numerous network access points, commercial Internet exchanges and other Internet, application and network service providers.

Peering

      We have established numerous peering relationships with other Internet, application and network service providers. These peering relationships take the form of either public or private peering connections. Public peering takes place at a network access point or commercial Internet exchange, designed for the exchange of traffic between service providers. Private peering involves an agreement between service providers allowing traffic to pass between each other's networks using connections that do not have to traverse either the public Internet or public peering points.

Network Operations

      We have constructed a global network operations center, or GNOC, in our 139 Centre Street data center in New York City. Our GNOC serves as the command, control and communications center for all of our network operations, customer support centers, and POPs, systems services and facilities operations. Our global operations center is staffed 24 hours a day, seven days a week. Network administrators located in our global operations center monitor our entire network infrastructure. Our network administrators are able to identify and correct network problems either themselves or by dispatching system engineers located at our customer support centers.

Customer Support Center

      Our customer support center's call center is operated 24 hours a day, seven days a week, and is equipped with advanced telecommunications systems capable of automatic call distribution, automatic number identification, quality assurance recording and archiving, and intelligent call routing. A trouble ticketing and knowledge database of customer information and history supports our customer service operations.

INTERNET ACCESS

      We offer a variety of Internet access solutions which provide businesses with high-speed continuous access to the Internet. In addition, we provide other valuable services, such as domain name registration, local loop provisioning, Internet address assignment, router configuration, e-mail configuration and management and technical consulting services.

MANAGED SERVICES

      We provide full-life-cycle system and network administration. We install and configure applications and equipment designed by our solutions architects, as specified by the customer. Generally, Internet business strategies require dedicated, highly-skilled technical resources available 24 hours a day, seven days a week. Many of our customers do not have these resources available internally. We offer administration, maintenance and problem resolution services for a variety of popular operating systems, Internet network devices and hardware and software security solutions.

Dedicated Hosting

      We offer hosting solutions on both the NT and UNIX platforms, in a dedicated server environment. This service includes providing hardware, software, bandwidth and services to meet customer-specific needs.

Streaming Media

      We are a provider of streaming media services to corporations who are utilizing this service as a business communications tool. Streaming media is a process by which audio, video or other multimedia is delivered in a streaming or continuous fashion over the Internet or over a company's intranet. Our core streaming media services are encoding, hosting and collaboration solutions, which are the mainstays of streaming media technology.

SALES AND MARKETING

      Our sales and marketing objective is to achieve broad market penetration within our target market of businesses that depend upon the Internet for mission-critical operations. We sell our services to businesses primarily through our direct sales force.

CUSTOMERS

      We have established a diversified base of customers in a variety of industries, such as media and publishing, financial services, retail, healthcare, government agencies, manufacturing, technology and non-profits. No single customer of our company comprised more than 10% of our revenues in the fiscal year ended September 30, 2002.

GOVERNMENT REGULATION

Information and Telecommunications Services

      In the United States, our Internet solutions are currently classified by the Federal Communications Commission as information services, which are not subject to significant regulation, rather than as telecommunications or common carrier services, which are subject to a comprehensive regulatory framework. Similarly, our Internet solutions are not significantly regulated in certain foreign jurisdictions in which we conduct business.

      In certain other foreign jurisdictions in which we operate, however, our provision of certain Internet solutions may be subject to the jurisdictions' laws and regulations governing telecommunications services and/or common carriers. In jurisdictions where these laws and regulations currently apply to certain types of our Internet solutions, we endeavor to take all reasonable steps necessary to ensure that we comply with these laws and regulations. This may require us to, among other things, obtain regulatory authorizations and pay fees each year to regulatory authorities.

      The laws and regulations applicable to Internet-related services are evolving in the United States and many other jurisdictions. As these laws and regulations evolve, it is possible that we could be regulated in additional jurisdictions as a telecommunications services provider and/or as a common carrier. As a result, we may become subject to, among other things, additional licensing requirements, fee payment obligations, common carrier obligations, network access changes and/or universal service obligations.

      In addition to the telecommunications and/or common carrier laws and regulations that currently govern certain of our services in some jurisdictions and that may, in the future, govern our Internet services in the United States and other jurisdictions, new laws and regulations related to the provision of Internet services may be adopted, implemented and/or challenged at the federal state and/or local levels in the United States and at corresponding levels in foreign jurisdictions. These laws and regulations may address, among other things, issues of user privacy, obscenity, pricing, consumer protection, taxation, advertising, intellectual property rights, information security, liability for certain types of content and the convergence of traditional telecommunications services with Internet communications. A number of laws and regulations related to these issues are currently being considered by United States and foreign regulators.

      It is impossible to predict the nature of any new laws or regulations that will be applicable to our services, whether currently existing laws and regulations will be newly-applied to our services or the manner in which currently existing laws and regulations applicable to our company will be interpreted and enforced. The adoption of new laws or regulations or the application of existing laws or regulations in a manner that is adverse to our company might decrease demand for our Internet solutions, impose taxes, fees or other charges or other costly technical requirements on our company or otherwise increase our cost of doing business. Any of these developments could harm our business, financial position, results of operations and cash flows.

Distribution of Copyrighted Material

      The Digital Millennium Copyright Act, or DMCA, includes a limitation on liability of on-line service providers for copyright infringement for transmitting, routing or providing connections, transient storage, caching or storage at the direction of a user. This limitation on liability applies if the service provider had no actual knowledge or awareness of the copyright infringement and if certain other conditions are met. It is not yet clear how the DMCA will be applied to limit liability that we may face in the future for any possible copyright infringement or copyright-related issues relating to the activities of our customers. The DMCA also requires Internet service providers to follow certain "notice and take-down" procedures in order to be able to take advantage of the limitation on liability provided for in the DMCA. We have implemented these procedures and require our users to agree to an "acceptable use" policy which prohibits the use of our facilities for illegal purposes. There can be no assurance, however, that our procedures and acceptable use policy will shield us from liability. Despite enactment of the DMCA, the law relating to the liability of companies that provide Internet-related services for information carried on or disseminated through their networks remains largely unsettled. Claims could be made against our company under currently existing or future laws in the United States or other jurisdictions for defamation, obscenity, negligence, copyright, trademark infringement or other legal theories based on the nature and content of the materials disseminated through our networks.

EMPLOYEES AND EMPLOYEE RELATIONS

      As of February 24, 2003, we had approximately 245 full-time employees: approximately 186 in the United States and 59 outside the United States. In addition to our full-time employees, we also employ part-time personnel from time to time in various departments to meet fluctuations in work levels. None of our employees are covered by a collective bargaining agreement. Cutbacks in staffing as a result of our restructuring efforts may have weakened our employee morale. Further efforts to control management costs, given our flat organizational structure, could have an additional adverse impact on morale in certain parts of our company.

COMPETITION

      Our competitors include other Internet service providers with a significant national or global presence that focus on business customers, such as IBM, Digex, EDS and Equinix. Our competitors also include telecommunications companies, such as AT&T, British Telecom, Level 3, WorldCom and Sprint. We believe that competition is based upon a number of factors, including price, quality of service and financial stability.

      New competitors, including large computer hardware, software, media and other technology and telecommunications companies, may enter our market and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in our industry, we have encountered significant pricing pressures. These pricing pressures have resulted in significantly lower average selling prices for our services.

TRADEMARKS AND PATENTS

      We currently have eight trademark applications and one patent application pending in the United States Patent and Trademark Office.

                                  RISK FACTORS

      Our business, financial condition, results of operations and cash flows may be affected by known and unknown risks and uncertainties, including those set forth below. Any of these risks or uncertainties could cause our future financial results to differ materially from recent financial results or from currently anticipated future financial results. The risks and uncertainties set forth below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations.

                           RISKS RELATED TO OPERATIONS

OUR REORGANIZATION HAS NEGATIVELY IMPACTED, AND MAY CONTINUE TO NEGATIVELY IMPACT, SOME OF OUR RELATIONSHIPS WITH CUSTOMERS AND/OR SUPPLIERS WHICH COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The effect, if any, which our reorganization may have upon the continued operations of our company cannot be accurately predicted or quantified. Our recent emergence from bankruptcy may adversely affect our ability to negotiate favorable terms with vendors and/or to retain existing customers and obtain new customers. Our failure to obtain favorable terms from vendors and/or to retain existing customers or to obtain new customers could harm our business, financial condition and results of operations.

AS A RESULT OF OUR APPLICATION OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS STATEMENT OF POSITION NO. 90-7, "FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE", OR SOP NO. 90-7, OUR FINANCIAL STATEMENTS AS OF AND FOR PERIODS SUBSEQUENT TO MAY 1, 2002 WILL NOT BE COMPARABLE TO OUR FINANCIAL STATEMENTS AS OF AND FOR PERIODS PRIOR TO MAY 1, 2002.

      In connection with our emergence from bankruptcy on April 25, 2002, we have applied the principles of SOP No. 90-7 as of May 1, 2002. Accordingly, our financial statements for periods subsequent to May 1, 2002 will not be comparable to our financial statements for periods prior to May 1, 2002. As a result, it may be more difficult for third parties to accurately assess our performance. In turn, this may adversely affect the price of our securities.

WE HAVE A HISTORY OF OPERATING LOSSES WHICH WE EXPECT TO CONTINUE FOR THE NEAR FUTURE.

      We have experienced significant losses since we began operations and expect to continue to incur significant losses for the foreseeable future. We have incurred net losses attributable to common stockholders of approximately $21.1 million, $220.1 million and $132.2 million for the five months ended September 30, 2002, and the fiscal years ended September 30, 2001 and September 30, 2000, respectively, and net income attributable to common stockholders of $156.8 million for the seven months ended April 30, 2002, which was primarily attributable to the extinguishment of debt. We cannot assure you that our revenues will increase. If revenue grows more slowly than we anticipate, or if operating expenses exceed our expectations, we may never become profitable. Even if we become profitable, we may be unable to sustain our profitability. In either of these cases, our business, financial condition, results of operations and cash flows will be negatively impacted.

THERE CAN BE NO ASSURANCE THAT WE WILL RETAIN CUSTOMERS OR MAINTAIN EXISTING CUSTOMER SPENDING LEVELS, AND OUR FAILURE TO DO SO COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      We have experienced and continue to experience a decline in revenue due to customers leaving us and remaining customers spending less with us. One of our biggest challenges is to limit these revenue declines. Continued declines in revenue could harm our business, financial condition, and results of operations.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO INTEGRATE, OPERATE AND MAINTAIN AND UPGRADE OUR NETWORK AND FACILITIES, AND OUR FAILURE TO DO SO COULD ADVERSELY AFFECT OUR ENTIRE BUSINESS.

      A key element of our business strategy is the maintenance and upgrading of our facilities and network, which has required, and will continue to require, management time and the expenditure of periodic amounts of capital. Any interruption in our ability to deliver services over our network due to market disruptions or third party insolvencies may make us less attractive to future customers and may hamper our ability to retain our current customers which, in turn, could adversely affect our entire business.

WE CANNOT ASSURE YOU THAT OUR TELECOMMUNICATIONS PROVIDERS WILL CONTINUE TO SERVICE US OR THAT WE COULD REPLACE THEM ON COMPARABLE TERMS OR AT ALL, AND ANY LACK OF SERVICE AVAILABILITY OR PRICE INCREASES COULD ADVERSELY AFFECT THE COSTS OF MAINTAINING OUR NETWORK AND OUR ABILITY TO MAINTAIN OR GROW OUR BUSINESS.

      Our existing network relies entirely on many third party data communications and telecommunications providers, located in the United States and abroad. These carriers are subject to price constraints, including tariff controls, that in the future may be relaxed or lifted. In addition, certain of these providers, including WorldCom and Global Crossing, have filed for protection under Chapter 11 under the U.S. Bankruptcy Code, which may affect the availability and quality of the services that these entities provide. Price increases or the lack of service availability and quality could adversely affect the costs of maintaining our network and our ability to maintain or grow our business.

IF WE FAIL TO MAINTAIN ADEQUATE PEERING RELATIONSHIPS OUR OPERATING COSTS WILL INCREASE AND, IN TURN, OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE NEGATIVELY IMPACTED.

      The Internet includes a number of Internet service providers that operate their own networks and connect with each other at various points under arrangements known as "peering" arrangements. It is more costly and less efficient to operate a network without peering arrangements. Consequently, we must maintain peering relationships to maintain high network performance levels without having to pay excessive amounts for the transmission of data. These arrangements are not subject to regulation and the terms, conditions and costs can be changed or canceled by the provider over time. While we currently have agreements to peer with a number of entities, we may not be able to maintain a favorable cost structure for data transmission with our peering partners and, consequently, our business and results of operations may be negatively impacted.

WE MAY NOT BE ABLE TO OBTAIN COMPUTER HARDWARE AND SOFTWARE ON THE SCALE AND AT THE TIMES WE NEED AT AN AFFORDABLE COST, AND FAILURE TO DO SO OVER AN EXTENDED PERIOD OF TIME COULD HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      We rely on outside vendors to supply us with computer hardware, software and networking equipment. We primarily use products from Cisco, Compaq, Juniper Networks and Sun Microsystems, either leased or purchased from the manufacturer or a third party vendor. Consequently, our expertise is concentrated in products from these manufacturers. We also rely on Cisco for network design and installation services. If we are unable over an extended period of time to obtain the products and services that we need on a timely basis and at affordable prices, it will harm our business, financial condition and results of operations.

WE MAY MAKE INVESTMENTS OR ACQUISITIONS THAT ARE NOT SUCCESSFUL.

      We may make investments in or acquire businesses, products, services or technologies. Consequently, we are subject to the following risks:

      - we may not be able to make investments or acquisitions on terms which prove advantageous;

      - acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain the operations, organization and procedures of our company or the acquired business; and

      - we may not be able to retain key employees of the acquired business or to maintain good relations with its customers or suppliers.

BECAUSE WE ARE DEPENDENT ON COMPUTER AND COMMUNICATION SYSTEMS, A SYSTEMS FAILURE WOULD CAUSE A SIGNIFICANT DISRUPTION TO OUR BUSINESS.

      Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facilities in New York City, New York, London, England and Santa Clara, California. While we have taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, our inability to acquire fuel for our backup generators, telecommunications failure, terrorist attacks and similar events. We also lease telecommunications lines from local, regional and national carriers, whose service may be interrupted. Our business, financial condition and results of operations could be harmed by any damage or failure that interrupts or delays our operations.

IF OUR SECURITY MEASURES ARE INADEQUATE, OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS MAY BE ADVERSELY AFFECTED.

      We have taken measures to protect the integrity of our infrastructure and the privacy of confidential information. Nonetheless, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. The security services that we offer in connection with our customers' networks cannot assure complete protection from computer viruses, break-ins and other disruptive problems. Although we attempt to contractually limit our liability in such instances, the occurrence of these problems may result in claims against us or liability on our part. These claims, regardless of their ultimate outcome, could result in costly litigation and could harm our business and reputation and impair our ability to attract and retain customers for our services.

OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH, USE AND IMPROVEMENT OF THE INTERNET, AND OUR BUSINESS WOULD BE HARMED IF THE NUMBER OF USERS ON THE INTERNET DOES NOT INCREASE AND COMMERCE OVER THE INTERNET DOES NOT BECOME MORE WIDESPREAD.

      Our services are targeted toward businesses which use the Internet. The Internet is subject to a high level of uncertainty and is characterized by rapidly changing technology, evolving industry standards and frequent new service introductions. Accordingly, we are subject to the risks and difficulties frequently encountered in new and rapidly evolving markets.

      Critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use, especially in the market we target. Despite growing interest in the many commercial uses of the Internet, many businesses have been deterred from purchasing Internet services for a number of reasons, including:

      - inadequate protection of the confidentiality of stored data and information moving across the Internet;

      -     inconsistent quality of service;

      -     inability to integrate business applications on the Internet;

      - the need to deal with multiple vendors, whose products are frequently incompatible;

      - lack of availability of cost-effective, high-speed services; and concern over the financial viability of Internet service providers.

      Capacity constraints caused by growth in Internet usage may, unless resolved, impede further growth in Internet use. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our business would be harmed.

SIGNIFICANT TECHNOLOGICAL CHANGES COULD RENDER OUR EXISTING SERVICES OBSOLETE.

      We must adapt to our rapidly changing market by continually improving the responsiveness, functionality and features of our services to meet our customers' needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely basis, our business, financial condition and results of operations will be harmed.

COMPETITION FOR THE INTERNET SERVICES THAT WE PROVIDE IS INTENSE AND WE EXPECT THAT COMPETITION WILL CONTINUE TO INTENSIFY, WHICH COULD RESULT IN US ENCOUNTERING SIGNIFICANT PRICING PRESSURE.

      Because we offer a broad range of services, we encounter competition from numerous other businesses which provide one or more similar services. Our competitors include other Internet service providers with a significant national or global presence that focus on business customers, such as IBM, Digex, EDS and Equinix. Our competitors also include telecommunications companies, such as AT&T, British Telecom, Level 3, WorldCom and Sprint. Many of our existing competitors, as well as a number of potential new competitors, have:

      -     longer operating histories;

      -     greater name recognition;

      -     larger customer bases;

      -     larger networks;

      -     more and larger facilities; and

      -     significantly greater financial, technical and marketing resources.

      New competitors, including large computer hardware, software, media and other technology and telecommunications companies, may enter our market and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, we should continue to encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our services. For example, telecommunications companies may be able to provide customers with reduced communications costs in connection with their Internet access services, significantly increasing pricing pressures on us. We may not be able to offset the effects of any price reductions with an increase in the number of our customers, higher revenue from value-added services, cost reductions or otherwise. In addition, Internet access service businesses are likely to encounter consolidation in the near future, which could result in increased price and other competition.

WE ARE DEPENDENT UPON AND MAY BE UNABLE TO RETAIN OUR EXECUTIVE OFFICERS, AND IF WE LOSE ANY ONE OF THEM, OUR BUSINESS MAY SUFFER.

      We depend upon the continued contributions of our executive officers. Our senior management team is important because of its extensive experience in, and knowledge of, our industry. The loss or unavailability to us of any member of our senior management team could significantly harm us.

COMPETITION FOR QUALIFIED PERSONNEL IS INTENSE AND WE MAY NOT BE ABLE TO ATTRACT OR RETAIN THE PERSONNEL WE NEED IN EACH OF THE CRITICAL AREAS OF OUR BUSINESS, WHICH COULD ADVERSELY AFFECT THE ABILITY OF OUR BUSINESS TO PERFORM ITS FUNCTIONS.

      Our future success depends on our ability to attract and retain key personnel for management, technical, sales and marketing and customer support positions. The failure to attract or retain qualified personnel in each of these critical areas could adversely affect the ability of our business to perform its functions. Cutbacks in staffing as a result of our restructuring efforts may have weakened our employee morale. Further efforts to control management costs, given our flat organizational structure, could have an additional adverse impact on morale in certain parts of our company.

CHANGES IN GOVERNMENT REGULATIONS RELATED TO THE INTERNET COULD RESTRICT OUR ACTIVITIES, EXPOSE US TO LIABILITY OR OTHERWISE ADVERSELY AFFECT OUR BUSINESS.

      There are an increasing number of laws and regulations pertaining to the Internet. These laws or regulations relate to liability for content and information received from or transmitted over the Internet, user privacy and security, taxation, enforcing online contracts, consumer protection and other issues concerning services. The government may also seek to regulate some aspects of our activities as basic telecommunications services. Moreover, the applicability to the Internet of existing laws governing copyright, trademark, trade secret, obscenity, libel, consumer protection, personal privacy and other issues is uncertain and developing. We cannot predict the impact, if any, that future regulation or regulatory changes may have on our business.

WE MAY BE LIABLE FOR VIOLATING THE INTELLECTUAL PROPERTY RIGHTS OF THIRD
PARTIES.

      We do not believe that the intellectual property important to the operation of our business, whether owned by us or licensed to us by a third party, infringes or violates the intellectual property rights of any other party. Nonetheless, a third party may bring a claim of infringement against us or any of our material suppliers and we may be forced to pay for a license to continue using the intellectual property. There is no guarantee that we could obtain such a license, or that it would be available on reasonable terms. Alternatively, we may be forced to defend ourselves against infringement claims in litigation, which would be costly and could result in us having to pay damages to third parties. We have taken steps to contractually limit our liability for the use of intellectual property licensed to us by third parties. However, there can be no guarantee that we have adequate protection.

WE MAY BE LIABLE FOR THE MATERIAL THAT OUR CUSTOMERS DISTRIBUTE OVER THE
INTERNET.

      The law relating to the liability of online service providers, private network operators and Internet service providers for content and information carried on or disseminated through their networks is currently unsettled. While we have taken steps to contractually limit our liability in these areas, we may become subject to legal claims relating to the content of the web sites we host. For example, lawsuits may be brought against us claiming that material inappropriate for viewing by young children can be accessed from the web sites that we host. Claims could also involve matters such as defamation, invasion of privacy, copyright and trademark infringement. Internet service providers have been sued in the past, sometimes successfully, based on the material disseminated over their networks. We may take additional measures to reduce our exposure to these risks, which could be costly or result in some customers not doing business with us. In addition, defending ourselves against claims, or paying damage awards to third parties, could strain our management and financial resources.

OUR RESULTS OF OPERATIONS FLUCTUATE ON A QUARTERLY AND ANNUAL BASIS AND WE EXPECT TO CONTINUE EXPERIENCING FLUCTUATIONS IN OUR FUTURE QUARTERLY AND ANNUAL RESULTS OF OPERATIONS, WHICH COULD NEGATIVELY AFFECT THE MARKET PRICE OF OUR SECURITIES.

      Our results of operations fluctuate on a quarterly and annual basis. We expect to continue experiencing fluctuations in our future quarterly and annual results of operations due to a variety of factors, many of which are outside our control, including:

      -     demand for and market acceptance of our services;

      -     introductions of new services by us and our competitors;

      -     customer retention;

      -     capacity utilization of our data centers and assets;

      -     timing of customer installations;

      -     our mix of services sold;

      -     the timing and magnitude of our capital expenditures;

      -     changes in our pricing policies and those of our competitors;

      -     fluctuations in bandwidth used by customers;

      -     our retention of key personnel;

      -     reliable continuity of service and network availability;

      -     costs related to the acquisition of network capacity;

      -     arrangements for interconnections with third-party networks;

      -     the provision of customer discounts and credits;

      - the introduction by third parties of new Internet and networking technologies;

      - licenses and permits required to construct facilities, deploy networking infrastructure or operate in the United States and foreign countries; and

      - other general economic factors. For these and other reasons, in some future fiscal periods our results of operations may fall below the expectations of securities analysts or investors, which could negatively affect the market price of our securities.

Fluctuations in our quarterly or annual results as a result of one or more of these factors could negatively affect the market price of our securities.

OUR FAILURE TO ADDRESS THE RISKS INVOLVED WITH OUR INTERNATIONAL OPERATIONS COULD MATERIALLY AND ADVERSELY AFFECT THESE OPERATIONS.

Because we have limited experience operating in markets outside the United States and the United Kingdom, we may have difficulty adapting our services to different international market needs. We may also be unsuccessful in our efforts to market and sell these services to customers abroad. In addition, we may find it more difficult and expensive to hire and train employees and to manage international operations together with our United States operations. If we fail to successfully address these risks, our international operations may be materially and adversely affected.

           RISKS RELATED TO THE 11% SENIOR NOTES AND OUR COMMON STOCK

OUR OUTSTANDING DEBT OBLIGATIONS MAY ADVERSELY AFFECT OUR FINANCIAL AND OPERATING FLEXIBILITY.

      As of September 30, 2002, we had $144.5 million of outstanding indebtedness. Our indebtedness could:

      - limit our ability to obtain additional financing to operate or grow our business;

      - limit our financial flexibility in planning for and reacting to industry changes;

      - place us at a competitive disadvantage as compared to less leveraged companies;

      - after the fourth anniversary of the issuance of the 11% Senior Notes, require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing the availability of our cash flow for other purposes.

 OUR ABILITY TO MEET OUR DEBT SERVICE OBLIGATIONS DEPENDS ON OUR FUTURE OPERATING PERFORMANCE, AND FAILURE TO SATISFY THESE OBLIGATIONS COULD RESULT IN THESE OBLIGATIONS BECOMING DUE AND PAYABLE, RESULTING IN BANKRUPTCY OR LIQUIDATION.

      Historically, we have not generated positive cash flows from operations. Our ability to pay principal, premium, if any, and interest on the 11% Senior Notes and on our other indebtedness depends on our future operating performance. Future operating performance is subject to market conditions and business factors that are often beyond our control. Consequently, we cannot assure you that we will have sufficient cash flows to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. We cannot assure you that the terms of our indebtedness will allow these alternative measures or that these measures would satisfy our scheduled debt service obligations. If we cannot make scheduled payments on our indebtedness, we will be in default and, as a result:

      - our debt holders could declare all outstanding principal and interest to be due and payable; and

      -     we could be forced into bankruptcy or liquidation.

COVENANTS IN THE INDENTURE GOVERNING THE 11% SENIOR NOTES RESTRICT OUR ABILITY TO BORROW AND INVEST, WHICH COULD SEVERELY IMPAIR OUR ABILITY TO EXPAND OR FINANCE OUR FUTURE OPERATIONS AND RESULT IN BANKRUPTCY OR LIQUIDATION.

      The indenture governing the 11% Senior Notes contains a number of covenants that impose significant operating and financial restrictions on us and our subsidiaries. These restrictions significantly limit, and in some cases prohibit, among other things, the ability of our company and certain of our subsidiaries to incur additional indebtedness, create liens on assets, enter into business combinations or engage in certain activities with our subsidiaries. A failure to comply with these restrictions, if not cured or waived, would constitute a default under the indenture governing the 11% Senior Notes and these notes could become due and payable, which would harm our business and our results of operations, and we could be forced into bankruptcy or liquidation.

FRAUDULENT CONVEYANCE LAWS MAY RESULT IN THE SUBORDINATION OR AVOIDANCE OF A SUBSIDIARY GUARANTEE OF THE 11% SENIOR NOTES, IN WHICH CASE THE HOLDERS OF THE 11% SENIOR NOTES GUARANTEED BY THAT SUBSIDIARY MAY NO LONGER HAVE A CLAIM AGAINST THAT SUBSIDIARY AND WOULD ONLY BE CREDITORS OF OUR COMPANY AND ANY OTHER SUBSIDIARY GUARANTOR.

      Our obligations under the 11% Senior Notes are fully and unconditionally and jointly and severally guaranteed to the extent described in this annual report by substantially all of our direct and indirect wholly-owned subsidiaries.

Various federal and state fraudulent conveyance laws have been enacted for the protection of creditors and may be utilized by a court of competent jurisdiction to subordinate or avoid all or part of the guarantees issued by our subsidiaries. To the extent that a court of competent jurisdiction were to find that any of the subsidiary guarantors incurred a guaranty with the intent to hinder, delay or defraud any present or future creditor or did not receive fair consideration or reasonably equivalent value for issuing its guaranty and:

      - was insolvent or rendered insolvent because of the issuance of its guaranty;

      - was engaged or about to engage in a business or transaction for which its remaining assets constituted unreasonably small capital to carry on its business; or

      - intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they matured, then the court could subordinate or avoid all or part of its guaranty in favor of its other creditors.

      To the extent that a subsidiary guaranty is voided as a fraudulent conveyance or held unenforceable for any other reason, the holders of the 11% Senior Notes guaranteed by that subsidiary may no longer have a claim against the subsidiary and would only be creditors of our company and any other subsidiary guarantors. If any subsidiary guarantees were voided as fraudulent conveyances and our company and the subsidiaries whose guarantees were not voided had insufficient assets to repay the notes, holders of these notes would not receive all payments of principal and interest on the 11% Senior Notes.

      We and our subsidiaries that have guaranteed the 11% Senior Notes believe that the issuance of the guarantees will not be a fraudulent conveyance. We cannot assure you, however, that a court passing on this question would reach the same conclusion.

WE MAY BE REQUIRED TO PURCHASE 11% SENIOR NOTES IN CONNECTION WITH CERTAIN EVENTS RELATING TO A CHANGE OF CONTROL OF OUR COMPANY, AND OUR FAILURE TO DO SO WOULD CONSTITUTE AN EVENT OF DEFAULT UNDER THE INDENTURE GOVERNING THE 11% SENIOR NOTES.

In the event that:

      - subject to certain exceptions, any person, entity or group of persons or entities becomes the beneficial owner, directly or indirectly, of 50% or more of our outstanding voting securities;

      - at any time during the two-year period following the distribution of the 11% Senior Notes, the individuals that comprise a majority of our board of directors on the date of distribution of the 11% Senior Notes, plus any new directors elected to our board during this two-year period, cease to comprise a majority of our board of directors;

      - subject to certain exceptions, we consolidate with or merge with or into another entity, we sell or lease all or substantially all of our assets to another entity or any entity consolidates with or merges into or with our company, in each case pursuant to a transaction in which our outstanding voting securities are changed into or exchanged for cash, securities or other property, unless no person, entity or group of persons or entities owns, immediately after the transaction, more than 50% of our outstanding voting stock, then each holder of the 11% Senior Notes will have the right to require us to repurchase all or a portion of its 11% Senior Notes for a purchase price equal to 101% of the principal amount of that holder's 11% Senior Notes plus accrued and unpaid interest to the date of repurchase. There can be no assurance that we will have sufficient funds available to make any required repurchases of 11% Senior Notes or that the terms of our other indebtedness will permit us to make any required repurchases of 11% Senior Notes. If we are unable to repurchase a holder's 11% Senior Notes in connection with one of the events described above, then this would constitute an event of default under the indenture governing the 11% Senior Notes.

WE CANNOT ASSURE YOU THAT AN ACTIVE MARKET WILL DEVELOP FOR OUR COMMON STOCK AND THE 11% SENIOR NOTES, AND THE FAILURE OF SUCH A MARKET TO DEVELOP COULD NEGATIVELY IMPACT THE LIQUIDITY OF OUR COMMON STOCK AND THE 11% SENIOR NOTES.

      Our common stock and the 11% Senior Notes were recently issued and we cannot assure you that an active market for our common stock or the 11% Senior Notes will develop or, if such a market develops, that this market will be liquid. Although in the future we may apply to have our common stock quoted on the Nasdaq National Market upon satisfaction of the Nasdaq National Market's minimum listing requirements, we cannot assure you as to when, if ever, we will satisfy these listing requirements or if our application will ultimately be approved. The 11% Senior Notes are not currently listed on any national securities exchange or inter-dealer quotation service, and we do not anticipate doing so in the future. Accordingly, we cannot assure you that a holder of the 11% Senior Notes will be able to sell these notes in the future or as to the price at which any sale of the notes may occur. The liquidity of the market for the 11% Senior Notes and the prices at which the notes trade will depend upon the amount of 11% Senior Notes outstanding, the number of holders of the 11% Senior Notes, the interest of securities dealers in maintaining a market in the notes and other factors beyond our control. The liquidity of, and the trading market for, the 11% Senior Notes may also be adversely affected by general declines in the market for high yield securities.

THE TERMS OF THE INDENTURE GOVERNING THE 11% SENIOR NOTES PERMITS US AND OUR SUBSIDIARY GUARANTORS TO INCUR ADDITIONAL INDEBTEDNESS WHICH MAY BE SECURED BY LIENS SENIOR TO THOSE SECURING THE 11% SENIOR NOTES AND THE SUBSIDIARY GUARANTEES AND, AS A RESULT, IN THE EVENT OF A DEFAULT THE HOLDERS OF THE 11% SENIOR NOTES MAY NOT BE ABLE TO RECOVER THE FULL VALUE OF THEIR INVESTMENT.

      Under the terms of the indenture governing the 11% Senior Notes, we are permitted to incur up to an additional $20 million of indebtedness which may be secured by liens senior to or in lieu of the liens securing the 11% Senior Notes and the subsidiary guarantees, so long as the fair market value of the assets subject to these liens does not exceed to any material extent 1.5 times the amount of any indebtedness secured by these liens. In the event of a default the holders of the liens on this additional indebtedness will be entitled to recover on the proceeds of a sale of our collateral prior to the holders of the 11% Senior Notes and, consequently, holders of the 11% Senior Notes may not be able to recover the full value of their investment. In addition, we are permitted to incur up to $15 million of indebtedness in any one year and an aggregate of $60 million of indebtedness outstanding at any one time which also may be secured by liens with the same or senior priority to the liens securing the 11% Senior Notes.

WE ARE PERMITTED TO PAY INTEREST ON THE 11% SENIOR NOTES IN ADDITIONAL NOTES IN LIEU OF CASH FOR UP TO FOUR YEARS FOLLOWING THE DISTRIBUTION OF THESE NOTES, WHICH EXPOSES HOLDERS OF THE NOTES TO ALL OF THE RISKS DESCRIBED ABOVE.

      Under the terms of the indenture governing the 11% Senior Notes, we will pay interest on these notes in additional 11% Senior Notes for a period of two years following the distribution of the 11% Senior Notes and, at the discretion of our board of directors, for an additional two years thereafter. As a result, holders of the additional 11% Senior Notes will be subject to all of the risks described above.

ITEM 2. PROPERTIES

      In July 1998, we purchased the land and the approximately 155,000 gross square foot building located at 139 Centre Street, New York, New York. Construction at this facility was completed in July 1999 and the building houses an Internet data center and offices for our executive, technical, sales and administrative personnel. In January 2003 we retained the services of a real estate broker to lease approximately one third of our 139 Centre Street facility.

      In July 1998, we signed a lease commencing January 15, 1999 for approximately 60,000 gross square feet of space in Santa Clara, California. The facility contains an Internet data center and offices for technical, sales and administrative personnel. In October 1998, we signed a lease for the rental of approximately 38,000 gross square feet of space at Prospect House, 80 New Oxford Street, London, England. Construction at both of these facilities was completed in July 1999.

      Prospect House contains an Internet data center and some technical staff while the balance of technical personnel as well as sales and administrative personnel are located in our other London facility at 1 Oliver's Yard. In July 2000, we entered into a lease for the Oliver's Yard facility, which consists of approximately 210,000 gross square feet of space. Construction and fit-out of one floor of Internet data center space has been completed and the facility became operational in June 2001. In April 2002 we renegotiated our lease for this Internet data center, resulting in us retaining a total of 60,000 gross square feet of space.

      In August 2000, in connection with our acquisition of Comstar.net, Incorporated, we acquired our existing leases for Internet data centers in Atlanta containing approximately 5,000 gross square feet of space.

      In September 2000 we purchased the land and the approximately 187,000 gross square foot building located at 415 Greenwich Street, New York, New York. Construction at this facility was completed and the building houses our second New York Internet data center and additional office space. In January 2003, we retained the services of a real estate broker to explore the possibility of a sale or lease of the 415 Greenwich Street facility.

      We believe that these facilities are adequate for our current and foreseeable needs and that additional space will be available, either through leasing or purchasing, when needed.

ITEM 3. LEGAL PROCEEDINGS

      On January 28, 2002, a derivative suit was filed in the United States District Court for the Southern District of New York against our company, as nominal defendant, and certain of our current and former directors and officers. We believe that the allegations in this lawsuit are without merit and we intend to vigorously defend against them. In addition, the plaintiff has not pursued her claims since the filing of the lawsuit. Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows.

      On March 1, 2002, our company and two of our wholly-owned subsidiaries, Comstar.net, Inc. and ATC Merger Corp., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, together with the Plan, with the United States Bankruptcy Court for the District of Delaware. On April 8, 2002, the bankruptcy court confirmed the Plan. Effective April 25, 2002, all conditions necessary for the Plan to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection.

      There is a putative class action lawsuit pending in the United States District Court for the Southern District of New York entitled In re Globix Corp Securities Litigation, No. 02-CV-00082. This lawsuit names as defendants our company and our former officers Marc Bell, Peter Herzig (who remains a director of our company) and Brian Reach, and asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001.

      On June 25, 2002, we entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit. The Stipulation and Order provides that 229,452 shares of our common stock and $1,968,000 in aggregate principal amount of the 11% Senior Notes will be held in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of our common stock and the 11% Senior Notes being held in escrow.

      A consolidated amended complaint was filed in this lawsuit on June 28, 2002. We have filed a motion to dismiss the consolidated amended complaint. Briefing of that motion is not yet complete. If the motion is denied, the case will proceed to the discovery stage. We believe that the allegations in this lawsuit are without merit and we intend to vigorously defend against them. Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows.

      On June 12, 2002, Robert B. Bell, a former officer and director of our company, filed a complaint in the United States District Court for the Southern District of New York, entitled Robert B. Bell v. Arnold M. Bressler, as Trustee, and Globix Corporation, alleging breach of contract claims related to the failure to make payments under a trust, which we refer to as the Rabbi Trust, that we formed pursuant to an employment agreement with Mr. Bell. Mr. Bell is seeking damages in excess of $2.0 million plus costs, disbursements and legal fees. This action is currently being stayed pending resolution of the lawsuit by our company against Mr. Bell and Arnold M. Bressler, the trustee of the Rabbi Trust, described below.

      In addition, in connection with the same underlying issues, on July 24, 2002 we filed a complaint in the United States Bankruptcy Court for the District of Delaware entitled Globix Corporation v. Arnold N. Bressler, as Trustee of the Globix Corporation Rabbi Trust and Robert B. Bell. In this action, we have requested that the assets of the Rabbi Trust be turned over to our company. We have also requested that Mr. Bressler, as Trustee of the Rabbi Trust, be enjoined from dissipating the assets of the Rabbi Trust pending resolution of our claims by the court and filed a motion for a declaratory judgment to establish the maximum amount of Mr. Bell's claims. Mr. Bressler has asserted counter claims in this action, and both Mr. Bressler and Mr. Bell have submitted objections in this action, which is currently in the discovery phase. We are vigorously pursing our claims in this action and defending against Mr. Bressler's counterclaims.

      Our company and Mr. Bell are currently in settlement discussions to resolve both of these lawsuits.

      On February 6, 2003, a putative derivative suit was filed in New York State Supreme Court (County of New York) against our company, as nominal defendant, and Lehman Brothers Inc., Chase Securities, Inc.,

Credit Suisse First Boston Corporation, Merrill Lynch Pierce Fenner & Smith Incorporation, Salomon Smith Barney Inc. and ABN Amro Securities LLC (as successor to ING Barings, LLC), the initial purchasers in our February 2000 offering of the 12.5% Senior Notes. The suit alleges that the underwriting discount granted to the initial purchasers of the 12.5% Notes violated Section 5-531 of the New York General Obligations Law, which limits the amount that can be charged by a loan broker. On March 6, 2003, the plaintiff and the initial purchasers entered into a tolling agreement that would result in the dismissal of the action without prejudice pending action on a motion to dismiss an amended complaint submitted in a similar case involving debt securities issued by another corporation. On March 13, 2003, the court dismissed the action without prejudice.

      We are from time to time involved in legal proceedings in the ordinary course of our business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which we are a party, we do not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings would have a material adverse impact on our business, financial condition, results of operations or cash flows.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year ended September 30, 2002 there were no matters submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our common stock is traded on the OTC Bulletin Board under the symbol GBXXE. Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. To our knowledge, our common stock did not trade on the OTC Bulletin Board, and there were no bid quotations with respect to our common stock, from the Effective Date of the Plan through September 30, 2002. Accordingly, we have not provided historical price information regarding our common stock for the period between the Effective Date of the Plan and September 30, 2002. In addition, we have not provided historical price information for our common stock for periods prior to the Effective Date of the Plan, as we do not believe that this information will assist investors in evaluating our company. Our common stock outstanding immediately prior to the Effective Date of the Plan was cancelled as of the Effective Date of the Plan. The first reported trade of our common stock following the Effective Date of the Plan occurred on October 31, 2002.

      Because we failed to file this annual report within the time period specified by the rules of the Securities and Exchange Commission, the OTC Bulletin Board placed us on a list to be deleted from the OTC Bulletin Board, effective February 15, 2003. We appealed this action and a hearing was held on March 6, 2003 before a panel authorized by the Nasdaq Stock Market Board of Directors, which regulates the OTC Bulletin Board. We have not yet received notice of the results of this hearing. We think it is likely that our stock will continue to be included on the OTC Bulletin Board, and that once we have filed this annual report and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, the OTC Bulletin Board will remove the "E" from our trading symbol that is used by the OTC Bulletin Board to indicate that a stock is subject to deletion from the OTC Bulletin Board for failure to comply with the OTC Bulletin Board's eligibility rules. If our stock were deleted from the OTC Bulletin Board, we could reapply to be traded on the OTC Bulletin Board if we received the support of at least two market makers. Any deletion of our stock from the OTC Bulletin Board could have an adverse impact on our stock price and the liquidity of our common stock.

      (b) Number of Holders of Common Stock. On February 24, 2003, there were 79 record holders of the Successor Company's (as defined below) common stock. In addition, the Plan provides that the 268 record holders of the Predecessor Company's (as defined below) common stock on the Effective Date of the Plan will be entitled to receive, in exchange for claims in respect of their shares of the Predecessor Company's common stock, their pro rata portion (which, under the terms of the Plan, may be equal to zero) of 164,600 shares of the Successor Company's common stock. While the distribution of these shares will not occur until the resolution of the shareholders' derivative suit described in "Item 3 - Legal Proceedings", we estimate that the total number of holders of the Successor Company's common stock following this distribution will be approximately 173.

      (c) Dividends. We did not pay any cash dividends on our common stock during the 12 months ended September 30, 2002. Other than payment of dividends on shares of our preferred stock that were cancelled pursuant to the Plan, we have not historically paid dividends, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors deems relevant. In addition, under the terms of the 11% Senior Notes, our ability to pay cash dividends is contractually limited. It is not anticipated that cash dividends will be paid to the holders of our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      As a result of the application of fresh start accounting under SOP No. 90-7 as of May 1, 2002 our financial results for the fiscal year ended
September 30, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For the purposes of this annual report and the financial statements and related notes contained in this annual report, references to the "Predecessor Company" are references to our company for periods prior to April 30, 2002 (the last day of the calendar month in which we emerged from bankruptcy) and references to the "Successor Company" are references to our company for periods subsequent to April 30, 2002. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements. The following selected historical consolidated financial data as of and for the five months ended September 30, 2002 (Successor Company), the seven months ended April 30, 2002 (Predecessor Company) and as of and for the fiscal years ended September 30, 2001, 2000, 1999 and 1998 (Predecessor Company) have been derived from our audited consolidated financial statements and related notes. This information should be read together with, and is qualified in its entirety by reference to, our consolidated financial statements that are included elsewhere in this annual report and the notes thereto and the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
         (IN THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                              Predecessor
                                                                                                                Company
                                                                                                    ------------------------------
                                                                              Successor Company                         Year-Ended
                                                                                 Five months        Seven months      September 30,
                                                                                    ended               ended         ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                                    September 30, 2002    April 30, 2002         2001
                                                                              ------------------    --------------    ------------
Revenue                                                                          $     30,723        $     51,273     $    104,210
Operating costs and expenses:
    Cost of revenue                                                                    10,458              22,123           40,609
    Selling, general and administrative                                                29,313              57,206          124,821
    Restructuring and other charges                                                        --              24,834           56,109
    Loss on impairment of assets                                                           --               2,578            3,500
    Depreciation and amortization                                                       6,060              28,115           36,657
                                                                                 ------------        ------------     ------------
        Total operating costs and expenses                                             45,831             134,856          261,696
Loss from operations                                                                  (15,108)            (83,583)        (157,486)
    Interest and financing expense                                                     (6,653)            (34,511)         (65,128)
    Interest income                                                                       787               2,024           13,282
    Other income                                                                          275                 352            2,147
    Other expense                                                                        (432)               (861)          (3,526)
    Gain (loss) on discharge of debt                                                       --             427,066               --
    Reorganization items                                                                   --              (7,762)              --
    Fresh start accounting adjustments                                                     --            (148,569)              --
    Minority interest                                                                      --               5,778               --
                                                                                 ------------        ------------     ------------
(Loss) Income before cumulative effect of a change in accounting principle            (21,131)            159,934         (210,711)
    Cumulative effect of a change in accounting principle                                  --                  --           (2,332)
                                                                                 ------------        ------------     ------------
Net (loss) Income                                                                     (21,131)            159,934         (213,043)
    Dividends and accretion on preferred stock                                             --              (3,178)          (7,104)
                                                                                 ------------        ------------     ------------
Net (loss) Income attributable to common stockholders                            $    (21,131)       $    156,756     $   (220,147)
                                                                                 ============        ============     ============

Earnings (loss) per common share:
  Basic:
    Before cumulative effect of a change in accounting principle                 $      (1.28)       $       3.96     $      (5.66)
    Cumulative effect of a change in accounting principle                                  --                  --            (0.06)
                                                                                 ------------        ------------     ------------
Basic (loss) earnings per share attributable to common stockholders              $      (1.28)       $       3.96     $      (5.72)
                                                                                 ============        ============     ============

Weighted average common shares outstanding - basic                                 16,460,000          39,618,856       38,476,909
                                                                                 ============        ============     ============
Diluted:
  Before cumulative effect of a change in accounting principle                   $      (1.28)       $       3.30     $      (5.66)
  Cumulative effect of a change in accounting principle                                    --                  --            (0.06)
                                                                                 ------------        ------------     ------------
Diluted (loss) earnings per share attributable to common stockholders            $      (1.28)       $       3.30     $      (5.72)
                                                                                 ============        ============     ============

Weighted average common shares outstanding - diluted                               16,460,000          48,507,456       38,476,909
                                                                                 ============        ============     ============

OTHER CONSOLIDATED FINANCIAL DATA DATA:

Net cash provided by (used in) operating activities                              $      3,679        $    (59,684)    $   (140,543)
Net cash (used in) provided by investing activities                              $     (6,461)       $      5,842     $   (113,271)
Net cash (used in) provided by financing activities                              $     (2,279)       $     (4,946)    $        387
Capital expenditures                                                             $      1,397        $     19,959     $    166,303

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, short term investments and
 marketable securities                                                           $     54,281                         $    113,112
Restricted cash and investments                                                  $      9,097                         $     33,870
Working capital                                                                  $     42,421                         $     78,340
Total assets                                                                     $    262,720                         $    552,988
Current portion of long term debt                                                $      1,520                         $      6,687
Long term debt, less current portion                                             $    151,274                         $    630,750
Mandatory Redeemable convertible preferred stock                                 $         --                         $     83,230
Stockholders' equity (deficit)                                                   $     72,547                         $   (237,325)

                                                                                             Predecessor Company
                                                                             ----------------------------------------------------
                                                                                           Year-Ended September 30,
                                                                             ----------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:                                      2000(1)              1999                1998
                                                                             ------------        ------------        ------------
Revenue                                                                      $     81,287        $     33,817        $     20,595
Operating costs and expenses:
    Cost of revenue                                                                42,513              22,184              13,322
    Selling, general and administrative                                            98,113              36,495              10,696
    Restructuring and other charges                                                    --                  --                  --
    Loss on impairment of assets                                                       --                  --                  --
    Depreciation and amortization                                                  18,228               6,329               1,310
                                                                             ------------        ------------        ------------
        Total operating costs and expenses                                        158,854              65,008              25,328
Loss from operations                                                              (77,567)            (31,191)             (4,733)
    Interest and financing expense                                                (57,831)            (18,386)             (8,376)
    Interest income                                                                24,749               6,192               1,953
    Other income                                                                    2,816                  --                  --
    Other expense                                                                  (1,037)                 --                  --
    Gain (loss) on discharge of debt                                              (17,577)(2)              --                  --
    Reorganization items                                                               --                  --                  --
    Fresh start accounting adjustments                                                 --                  --                  --
    Minority interest                                                                  --                  --                  --
                                                                             ------------        ------------        ------------
(Loss) Income before cumulative effect of a change in accounting principle       (126,447)            (43,385)            (11,156)
    Cumulative effect of a change in accounting principle                              --                  --                  --
                                                                             ------------        ------------        ------------
Net (loss) Income                                                                (126,447)            (43,385)            (11,156)
    Dividends and accretion on preferred stock                                     (5,768)                 --                  --
                                                                             ------------        ------------        ------------
Net (loss) Income attributable to common stockholders                        $   (132,215)       $    (43,385)       $    (11,156)
                                                                             ============        ============        ============

Earnings (loss) per common share:
  Basic:
    Before cumulative effect of a change in accounting principle             $      (3.73)       $      (1.73)       $      (0.77)
    Cumulative effect of a change in accounting principle                              --                  --                  --
                                                                             ------------        ------------        ------------
Basic (loss) earnings per share attributable to common stockholders          $      (3.73)       $      (1.73)       $      (0.77)
                                                                             ============        ============        ============

Weighted average common shares outstanding - basic                             35,484,040          25,116,800          14,503,176
                                                                             ============        ============        ============
Diluted:
  Before cumulative effect of a change in accounting principle               $      (3.73)       $      (1.73)       $      (0.77)
  Cumulative effect of a change in accounting principle                                --                  --                  --
                                                                             ------------        ------------        ------------
Diluted (loss) earnings per share attributable to common stockholders        $      (3.73)       $      (1.73)       $      (0.77)
                                                                             ============        ============        ============
Weighted average common shares outstanding - diluted                           35,484,040          25,116,800          14,503,176
                                                                             ============        ============        ============

OTHER CONSOLIDATED FINANCIAL DATA DATA:

Cash flows provided by (used in) operating activities                        $    (94,318)       $    (36,897)       $        115
Cash flows (used in) provided by investing activities                        $   (149,939)       $    (58,774)       $    (97,387)
Cash flows (used in) provided by financing activities                        $    509,395        $    135,589        $    156,344
Capital expenditures                                                         $    150,876        $     98,110        $     31,085

CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents, short term investments and
  marketable securities                                                      $    378,510        $    111,412        $     76,111
Restricted cash and investments                                              $     43,178        $     45,039        $     60,480
Working capital                                                              $    366,139        $    101,216        $     75,859
Total assets                                                                 $    729,591        $    302,518        $    182,226
Current portion of long term debt                                            $      2,173        $      2,088        $      2,398
Long term debt, less current portion                                         $    621,809        $    161,005        $    159,091
Mandatory Redeemable convertible preferred stock                             $     76,042        $         --        $         --
Stockholders' equity (deficit)                                               $    (18,030)       $    106,405        $      2,719

(1) On December 10, 1999 we announced a two-for-one stock split of our outstanding shares of common stock, which was completed on December 30, 1999. On January 10, 2000, we announced an additional two-for-one stock split of our outstanding shares of common stock on January 31, 2000. Stockholders' equity has been restated to give retroactive recognition to both stock splits for all periods presented in the accompanying financial statements by reclassifying from additional paid-in-capital to common stock the par value of the additional shares arising from the splits. In addition, all references to number of shares, per share amounts and stock options data have been restated to reflect the stock splits.

(2) In accordance with Statement of Financial Accounting Standards, or SFAS, No. 145, the $17,577 loss on the extinguishment of debt previously recorded in the fiscal year ended September 30, 2000 as an extraordinary item has been reclassified to loss on discharge of debt.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes and "Selected Consolidated Financial and Operating Data" appearing elsewhere in this annual report. The following discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about our company and our industry. Our results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties discussed in "Risk Factors" and elsewhere in this annual report. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

      As is more fully discussed in Note 1 ("Basis of Presentation") to the consolidated financial statements, we reported under fresh start accounting pursuant to SOP 90-7 as of May 1, 2002 resulting in a change in the basis of accounting in the underlying assets and liabilities of our company at the Effective Date of the Plan. Accordingly, the financial statements of the Successor Company and the Predecessor Company are not comparable. Where appropriate, we have combined the actual results of operations for the Successor Company for the five months ended September 30, 2002 and the Predecessor Company for the seven months ended April 30, 2002 as pro forma combined 2002 operating results in order to present a more meaningful comparative analysis to the operating results of the prior fiscal year. Successor Company and Predecessor Company financial data are derived from the consolidated financial statements that appear elsewhere in this annual report. In addition to the basis in accounting differences noted above, our operating results for fiscal 2002 were significantly impacted by:

      - items associated with the Predecessor Company's bankruptcy including debt discharge, restructuring activities and other charges related to certain bankruptcy activities and certain changes in accounting estimates recorded in the third quarter fiscal 2002; and

      - the Successor Company recognizing the effects of reduced depreciation, additional amortization and reduced interest expense arising from the revaluation of our assets and liabilities and the reduced amount of the Successor Company's outstanding debt following the Effective Date of the Plan.

OVERVIEW

      Our company was founded in 1989 and undertook a major expansion plan in 1998 in order to more aggressively pursue opportunities resulting from the growth of the Internet. In April 1998, we completed a $160.0 million offering of 13.0% Senior Notes due 2005, which we refer to as the 13% Senior Notes. In July 1999, we completed construction of our initial Internet data center facilities in New York City, New York; London, England and Santa Clara, California and began operations at each facility.

      In March 1999, we completed a public offering of 16,000,000 shares of common stock, resulting in net proceeds to our company of approximately $136.5 million.

      In December 1999, we completed the private placement of 80,000 shares of preferred stock to affiliates of Hicks, Muse, Tate & Furst Incorporated, resulting in net proceeds to our company of $75.3 million.

      In February 2000, we issued $600 million in aggregate principal amount of 12.5% Senior Notes due 2010 to fund the continued expansion of our facilities and network and to conduct a tender offer to purchase all of the outstanding 13.0% Senior Notes. The purchase price of the tender, completed on February 8, 2000, was 106.5% of the $160.0 million in aggregate principal amount of the 13.0% Senior Notes outstanding, plus all accrued and unpaid interest.

      On March 1, 2002, our company and two of our wholly-owned subsidiaries, Comstar.net, Inc. and ATC Merger Corp., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, together with the Plan, in the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing.

      On April 8, 2002, the bankruptcy court confirmed the Plan. Effective April 25, 2002, all conditions necessary for the Plan to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection.

      For fiscal periods ended on or before March 31, 2001, we reported our results of operations in two operating segments: the Internet Division and the Server Sales and Integration Division. The Internet Division provides co-location, dedicated Internet access and application services, such as streaming media, network security and server administration and network monitoring. The Server Sales and Integration Division provides Internet-related hardware and software, systems and network integration. Revenue from the Internet Division has grown significantly as a percentage of total revenue, increasing from 6.0% in 1996 to 94.0% in the three-month period ended March 31, 2001. As a result of a change in how we manage our company, effective April 1, 2001 we reported our results of operations in one operating segment under the provisions of SFAS No. 131.

      The largest component of our total revenue is complex hosting services and connectivity, including both minimum committed amounts and overages. In addition to fees based on bandwidth usage, we charge certain customers monthly fees for the use of our physical facilities, which we refer to as complex hosting. Our complex hosting contracts typically range from one to three years. The second largest component of our total revenue is dedicated Internet access services to business customers. Our dedicated access customers typically sign one or two-year contracts that provide for fixed, monthly-recurring service fees and a one-time installation fee. Application services are charged on a monthly fixed price or upon completion of a project.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical accounting policies and estimates:

Revenue Recognition

            Revenue consists primarily of managed hosting and dedicated Internet access fees, sales of systems administration and application services such as streaming media, network security and administration and network monitoring.

             We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 101 "Revenue Recognition in Financial Statements," as amended. SAB No. 101 expresses the view of the Securities and Exchange Commission's staff in applying U.S. generally accepted accounting principles to certain revenue recognition issues. Under the provisions of SAB No. 101, set up and installation revenue are deferred and recognized over the estimated length of the customer relationship, which in the case of our business is approximately 36 months. Prior to April 30, 2002, the estimated length of the customer relationship was 12-18 months. Effective October 1, 2000, we changed our revenue recognition method for set up and service installation fees upon the adoption of SAB No. 101. Prior to our adoption of SAB No. 101, we recognized revenue immediately upon completion of set up or installation. The change in accounting principle resulted in a revenue deferral and cumulative effect charge totaling $2.3 million, or $0.06 per share, which was reflected in our consolidated statements of operations for the fiscal year ended September 30, 2001. Our adoption of SAB No. 101 decreased our net loss by $0.5 million for the fiscal year ended September 30, 2001. The effect of our adoption of SAB No. 101 for the fiscal year ended September 30, 2000 was not material.

       Monthly service revenue related to managed hosting and Internet access is recognized over the period that services are provided. Revenue derived from application services is recognized at the completion of a project. Projects are generally completed within a month. Payments received in advance of providing services are deferred until the period that these services are provided.

Cost of Revenue

      Cost of revenue consists primarily of telecommunications costs for Internet access and managed hosting and includes the cost of hardware and software purchased for resale to customers. Cost of revenue excludes payroll, occupancy and depreciation. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to our network, leased line and associated costs related to connecting with our peering partners and costs associated with leased lines connecting our facilities to our backbone and aggregation points of presence.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, operational and administrative personnel and related operating expenses associated with network operations, customer service and field services as well as marketing expenses, professional fees and bad debt expense.

Concentrations of Credit Risk

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash and investments, marketable securities and accounts receivable. We maintain cash and cash equivalents, short-term investments and restricted cash and investments with various major financial institutions, which invest primarily in U.S. Government instruments, high quality corporate obligations, certificates of deposit and commercial paper.

      We believe that concentrations of credit risk with respect to trade accounts receivable are limited due to the large number and geographic dispersion of our customers. We perform ongoing credit evaluations of our customers and maintain reserves for potential losses. Our management makes estimates of the uncollectibility of our trade accounts receivable on a monthly basis. No single customer of our company individually comprised more than 10% of our revenues in the seven month period ended April 30, 2002 and in the five month period ended September 30, 2002.

Property, Plant and Equipment

      Property, plant and equipment are stated at depreciated historical cost for the Predecessor Company adjusted for impairment and include fresh start adjustments for the Successor Company . All identifiable assets recognized in accordance with fresh start accounting were recorded at the Effective Date of the Plan based upon an independent appraisal. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:

   Buildings and building improvements                     10 to 44 years

   Computer hardware and software and network equipment    two to seven years

   Office furniture and equipment                          three to seven years

      Leasehold improvements are amortized over the term of the lease or life of the asset, whichever is shorter. Maintenance and repairs are charged to expense as incurred. The cost of additions and betterments are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the applicable accounts and any gain or loss is taken into income.

Intangible Assets

      We adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and other Intangible Assets" at the Effective Date of the Plan. SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized but, will be tested at least annually for impairment. If an impairment is indicated then the asset will be written down to its fair value typically based upon its future expected discounted cash flows.

      Intangible assets of the Successor Company are as follows:

            -     trademarks and trade name;

            -     network build-out/know-how; and

            -     customer contracts.

      The trademark and trade name identifiable assets are considered indefinite-lived intangible assets. Accordingly, trademarks and trade name are not amortized but are periodically reviewed for impairment. The network build-out/know-how and customer contracts identifiable assets are considered finite-lived intangible assets. Finite-lived intangible assets are amortized over their useful lives. The network build-out/know-how intangible asset is being amortized over eight years and the customer contracts intangible assets are being amortized over three years.

Long-Lived Assets

      We adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on the Effective Date of the Plan. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of" and portions of Accounting Principles Board Opinion, or APB, No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements".

      We review the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is indicated if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. Measurement of any impairment is calculated as the difference between the carrying amount of the long-lived assets being evaluated and the fair value. We determine the estimated fair market value of the assets based on the anticipated future cash flows discounted at rates commensurate with the risks involved.

Income Taxes

      Deferred income taxes are provided for differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We provide a valuation allowance on net deferred tax assets when it is more likely than not that these assets will not be realized. Certain tax benefits existed as of the Effective Date of the Plan but were offset by valuation allowances. The utilization of these benefits to reduce income taxes paid to U.S. Federal and state and foreign jurisdictions does not reduce our income tax expense. Realization of net operating loss, tax credits and other deferred tax benefits from pre-emergence attributes will first reduce intangible assets until exhausted, and thereafter will be credited to additional paid in capital.

FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

Revenue

      Revenue for the fiscal year ended September 30, 2002 decreased 21.0% to $82.0 million from $104.2 million for the fiscal year ended September 30, 2001. This decrease was primarily attributable to significant decreases in lower margin hardware sales and increased customer churn. Hardware and software sales decreased $5.1 million, or 65.0%, as a result of our shift away from lower margin hardware and software revenue. This decrease accounted for 23.0% of our total revenue decline. Customer churn accounted for $17.1 million, or approximately 77.0% of our revenue decrease. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. During fiscal 2002 our monthly churn averaged approximately 2.5%. Of this average monthly churn, 1.7% was related to downgrades, 3.9% was related to cancellations, partially offset by decreases in churn of 1.7% and 1.4% related to new and upgraded contracts, respectively. For the first three quarters of fiscal 2002, cancellations constituted approximately 69.0% of our monthly revenue losses and downgrades constituted approximately 31.0% of our monthly revenue losses. In the fourth quarter of 2002, cancellations constituted approximately 52.0% of our monthly revenue losses and downgrades constituted approximately 48.0% of our monthly revenue losses.

Cost of Revenue and Gross Margin

      Cost of revenue for the fiscal year ended September 30, 2002 decreased to $32.6 million from $40.6 million for the fiscal year ended September 30, 2001. A decrease of $3.9 million, or 11.0%, realized within non-hardware related costs reflects our continued focus on network reconfiguration. A decrease of $4.2 million, or 64.0%, in hardware costs reflects our shift away from lower margin hardware sales. Gross margin decreased to 60.0% for the fiscal year ended September 30, 2002 from 61.0% for the fiscal year ended September 30, 2001, primarily due to the impact of pricing pressure within the colocation and bandwidth product categories.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses, excluding restructuring charges and gains/losses on impairment of operating assets were $57.2 million, or 112.0% of revenue, for the seven month period ended April 30, 2002, compared to $124.8 million, or 120.0% of revenue, for the fiscal year ended September 30, 2001. For the five month period ended September 30, 2002, selling, general and administrative expenses were $29.3 million, or 95.0% of revenue. For the fiscal year ended September 30, 2002 selling, general and administrative expenses totaled $86.5 million, or 106% of revenue.

      The sequential decrease in selling, general and administrative expenses as a percentage of revenue from the fiscal year ended September 30, 2001 through both the seven month period ended April 30, 2002 and the five month period ended September 30, 2002, was primarily attributable to a decrease in salaries and benefits in connection with our restructuring efforts, which focused on significant reductions in facilities and personnel. In the seven month period ended April 30, 2002, salaries and benefits were $33.7 million, or 66.0% of revenue, as compared to $72.7 million, or 70.0% of revenue, in the fiscal year ended September 30, 2001. For the five month period ended September 30, 2002, salaries and benefits were $12.4 million, or 40.0% of revenue. For the fiscal year ended September 30, 2002, salaries and benefits totaled $46.1 million, or 56.0% of revenue. The number of our employees decreased from approximately 650 as of September 30, 2001 to approximately 262 as of September 30, 2002.

      For the seven month period ended April 30, 2002, bad debt expense was $4.3 million, representing 8.0% of revenue, compared to $14.1 million, or 14.0% of revenue, for the fiscal year ended September 30, 2001. For the five month period ended September 30, 2002, bad debt expense was $1.9 million, or 6.0% of revenue. For the fiscal year ended September 30,2002, bad debt expense decreased to $6.2 million, or 8.0% of revenue. The decrease in bad debt expense for the fiscal year ended September 30, 2002 was partially attributable to improvements in collections as well as a proactive reduction in the number of high risk customer account receivable balances. This decrease was also attributable to a reduction in our allowance for doubtful accounts from a balance of approximately $8.1 million at September 30, 2001 to $2.6 million at September 30, 2002.

      In the seven month period ended April 30, 2002, marketing expenses were $1.1 million, or 2.0% of revenue, compared to $6.4 million, or 6.0% or revenue, for the fiscal year ended September 30, 2001. For the five month period ended September 30, 2002, marketing expense was $0.2 million, or 1.0% of revenue. For the fiscal year ending September 30, 2002, marketing expense totaled $1.4 million, or 2.0% of revenues. The decrease in marketing expenses for the fiscal year ended September 30, 2002 was attributable to a reduction in the amount of our advertising pursuant to our restructuring plan.

      Decreases in selling, general and administrative expenses in the fiscal year ended September 30, 2002 were offset by the write-off in the five months ended September 30, 2002 of a $4.1 million note receivable related to a lease deposit that we deemed to be uncollectible. The lease was associated with our Boston data center, which we closed as part of our restructuring plan.

Loss on Impairment of Assets

      In the seven month period ended September 30, 2002, loss on impairment of assets resulted in a $2.6 million non-cash expense, as compared to $3.5 million in 2001. This non cash-expense was attributable to the write down, in accordance with SFAS No. 121, of goodwill generated from our acquisition of Comstar.net, Inc., totaling $3.2 million. The $(0.6) million credit balance was associated with the partial reversal of an estimated write-off in the fiscal year ended September 30, 2001 of certain assets associated with an indefeasible right of use, or IRU, capacity on a wavelength purchased from a supplier whose financial viability was originally thought to have impaired the recoverability of these assets.

Restructuring and Other Expenses

      We recorded a restructuring charge of approximately $24.8 million in the fiscal year ended September 30, 2002, compared to $56.1 million in the fiscal year ended September 30, 2001. Of the $24.8 million restructuring charge in the fiscal year ended September 30, 2002, $17.2 million was for the write-off of previously escrowed lease deposit and landlord inducement and legal payments, $2.9 million was associated with employee terminations and $4.7 million was for the write-off of equipment and leasehold improvements.

Depreciation and Amortization.

      Depreciation and amortization in the seven month period ended April 30, 2002 was $28.1 million, or 55.0% of revenue, as compared to $36.7 million, or 35.0% of revenue, in the fiscal year ended September 30, 2001. The increase in depreciation and amortization as a percentage of revenue for the seven month period ended April 30, 2002 resulted from an increase in our capital expenditures. Depreciation and amortization in the five month period ended September 30, 2002 was $6.1 million, or 20.0% of revenue. In the five month period ended September 30, 2002, this decrease was attributable to a decrease in our capital spending in connection with our restructuring plan as well as the impact of fresh start accounting, in particular the revaluation of our tangible and intangible assets as of April 30, 2002. For the fiscal year ended September 30, 2002, depreciation and amortization was $34.2 million, or 41.7% of revenue.

Interest and Financing Expense and Interest Income.

      Interest and financing expense for the seven month period ended April 30, 2002 was $34.5 million, or 67.0% of revenue, compared to $65.1 million, or 63.0% of revenue, in the fiscal year ended September 30, 2001. Interest and financing expense in the five month period ended September 30, 2002 was $6.7 million, or 22.0% of revenue. For the fiscal year ended September 30, 2002, interest and financing expense totaled $41.2 million, or 50.0% of revenue. The decrease in interest and financing expense was primarily attributable to the reduction in our outstanding indebtedness pursuant to the Plan. As of the Effective Date of the Plan, our annual interest expense was reduced from $75.0 million to approximately $13.2 million, before compounding.

      Interest income in the seven month period ended April 30, 2002 was $2.0 million, or 4.0% of revenue, compared to $13.3 million, or 13.0% of revenue, in the fiscal year ended September 30, 2001. Interest income in the five month period ending September 30, 2002 was $0.8 million, or 3.0% of revenue. This decreasing trend was primarily attributable to the reduced amount of our cash investments and the impact of declining interest rates as compared to the prior fiscal year. For the fiscal year ended September 30, 2002, interest income was $2.8 million, or 3.0% of revenue.

Gain on Discharge of Debt

      On the Effective Date of the Plan, we recognized a gain on the discharge of debt of $427.1 million associated with the exchange of the 12.5% Senior Notes for the 11% Senior Notes under the Plan and recognized this gain in the fiscal year ended September 30, 2002. We did not recognize any gain on the discharge of debt in the fiscal year ended September 30, 2001.

Minority Interest in Subsidiary

      The minority interest credit of $5.8 million in the fiscal year ended September 30, 2002 was related to the consolidation of a subsidiary in which we own 0.1% but which we consolidate with our results due to our effective control of this subsidiary. We did not recognize any minority interest in the fiscal year ended September 30, 2001.

Reorganization Items.

      Reorganization expenses of $7.8 million recorded in the fiscal year ended September 30, 2002 were attributable to expenses incurred by the Predecessor Company in connection with its Chapter 11 bankruptcy filing and reorganization. There were no reorganization expenses in the fiscal year ended September 30, 2001.

Fresh Start Accounting Adjustments

      Pursuant to fresh start accounting principles, we have adjusted the value of our assets and liabilities to their fair values as of April 30, 2002. The net effect of all fresh start accounting adjustments in the fiscal year ended September 30, 2002 resulted in a charge of $148.6 million. There were no fresh start accounting adjustments in 2001.

Other Income

      Other income decreased to $0.6 million in the fiscal year ended September 30, 2002 from $2.1 million in the year ended September 30, 2001. This decrease primarily resulted from decreased gains on sales of short-term investments and marketable securities.

Other Expenses.

      The decrease in other expense to $1.3 million for the fiscal year ended September 30, 2002 as compared to $3.5 million for the fiscal year ended September 30, 2001 is a result of fewer impairments on strategic investments in fiscal 2002 as compared to fiscal 2001.

Net Income (Loss) Attributable To Common Stockholders

      As a result of the factors described above, we reported net income of $138.8 million and net income attributable to common stockholders of $135.6 million, or $2.67 basic earnings per share and $2.01 diluted earnings per share, respectively, for the fiscal year ended September 30, 2002, as compared to a net loss of $213.0 million and net loss attributable to common stockholders of $220.1 million, or $5.72 basic and diluted loss per share (including the cumulative effect of a change of accounting principle associated with the adoption of SAB No. 101 of $2.3 million, or $0.06 per share), for the fiscal year ended September 30, 2001.

FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2000

Revenue

      Revenue for the fiscal year ended September 30, 2001 increased 28.2% to $104.2 million from $81.3 million for the fiscal year ended September 30, 2000. This increase was primarily attributable to availability of data center space, which provided our account managers with an opportunity to increase the number of customers and to sell additional products and services to existing accounts.

Cost of Revenue

      Cost of revenue for the fiscal year ended September 30, 2001 was $40.6 million, or 39.0% of total revenue, as compared to $42.5 million, or 52.3% of total revenue, for the fiscal year ended September 30, 2000. The decrease in cost of revenue was primarily attributable to a shift in product mix toward recurring revenue streams with higher margins.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses for the fiscal year ended September 30, 2001 were $128.3 million, or 123.1% of total revenue, as compared to $98.1 million, or 120.6% of total revenue, for the fiscal year ended September 30, 2000. Approximately $15.0 million, or 49.5% of this increase, was attributable to an increase in salaries and benefits necessitated by the anticipated growth of our business. However, the downturn in the telecommunications and technology sectors during the last half of the fiscal year ended September 30, 2001 required a reduction in facilities and personnel and, consequently, we decreased the number of our employees from approximately 850 as of September 30, 2000 to approximately 650 as of September 30, 2001. The majority of the headcount reductions occurred in the fourth quarter of the fiscal year ended September 30, 2001. Approximately $3.1 million, or 10.1% of the increase in selling, general and administrative expenses, was attributable to an increase in rent expense associated with additional Internet data center and sales office facilities. In addition, approximately $11.4 million, or 37.8%, of this increase was attributable to an increase in bad debt expense necessitated by the deterioration in the business environment and increased customer churn throughout the second half of the fiscal year ended September 30, 2001. Selling, general and administrative expenses for the fiscal year ended September 30, 2001 also included a one-time non-cash charge of $3.5 million associated with the write-off of certain operating assets associated with an IRU capacity on a wavelength ring purchased from a supplier whose financial viability impaired the recoverability of these assets. The increase in selling, general and administrative expenses was offset by a $5.1 million reduction in marketing expenses and a $3.0 million reduction in professional fees for the fiscal year ended September 30, 2001 as compared to the fiscal year ended September 30, 2000.

Restructuring Charges

      Restructuring charges during the fiscal year ended September 30, 2001 totaling approximately $56.1 million were attributable to the expenses associated with the execution of our revised business plan, pursuant to which we planned to construct fewer Internet data centers and took estimated charges associated with the termination of certain Internet data center and sales office facilities, and the reduction of certain commitments for surplus power and environmental equipment related to the Internet data center expansion and which included estimated lease termination costs, employee termination costs, write-off of equipment, capitalized interest, consulting and legal fees, construction and pre-construction related costs previously capitalized, leasehold improvements, intangible assets and other costs.

Depreciation and Amortization

      Depreciation and amortization increased to $36.7 million for the fiscal year ended September 30, 2001 as compared to $18.2 million for the fiscal year ended September 30, 2000. This increase was primarily related to the increase in construction costs and equipment purchases related to the construction and renovation of Internet data centers and network infrastructure enhancements.

Interest and Financing Expense and Interest Income

      Interest and financing expense increased to $65.1 million for the fiscal year ended September 30, 2001 as compared to $57.8 million for the fiscal year ended September 30, 2000. This increase was a result of interest costs associated with the 12.5% Senior Notes and $21 million owed by our subsidiary ATC Merger Corp. pursuant to a mortgage note secured by our property at 139 Centre Street being included in our financial results for all of fiscal 2001, compared to the interest costs associated with this debt being included in our financial results for only a portion of fiscal 2000, offset by increased capitalized interest in connection with the build-out of our network infrastructure and Internet data centers totaling $12.4 million for the fiscal year ended September 30, 2001 as compared to $2.2 million for the fiscal year ended September 30, 2000. The decrease in interest income to $13.3 million for the fiscal year ended September 30, 2001 from $24.7 million for the fiscal year ended September 30, 2000, reflected the reduced cash position derived from the net proceeds of the February 2000 issuance of the 12.5% notes and the December 1999 issuance of preferred stock and the impact of declining interest rates compared to the same period in the prior fiscal year.

Other Income

      The decrease in other income to $2.1 million for the fiscal year ended September 30, 2001 as compared to $2.8 million for the fiscal year ended September 30, 2000 resulted from decreased gains realized on the sale of short-term investments and marketable securities.

Other Expense

      The increase in other expense to $3.5 million for the fiscal year ended September 30, 2001 from $1.0 million in the fiscal year ended September 30, 2000 resulted from a loss recognized on the impairment of certain strategic investments.

Net Loss and Net Loss Attributable To Common Stockholders

      As a result of the factors described above, we reported a net loss of $213.0 million and net loss attributable to common stockholders of $220.1 million, or $5.72 per share, for the fiscal year ended September 30, 2001, including the cumulative effect change of accounting principle associated with the adoption of SAB No. 101 of $2.3 million, or $0.06 per share, as compared to a net loss of $126.4 million and a net loss attributable to common stockholders of $132.2 million, or $3.73 per share, for the fiscal year ended September 30, 2000

LIQUIDITY AND CAPITAL RESOURCES

      On March 1, 2002, our company and two of our wholly-owned domestic subsidiaries, Comstar.net, Inc. and ATC Merger Corp., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, together with the Plan, with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing.

      On April 8, 2002, the bankruptcy court confirmed the Plan. Effective April 25, 2002, all conditions necessary for the Plan to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection.

      As of the Effective Date of the Plan, all of our existing securities were cancelled and:

      - each holder of the 12.5% Senior Notes became entitled to receive, in exchange for its claims in respect of the 12.5% Senior Notes, its pro rata share of:

            - $120 million in aggregate principal amount of the 11% Senior Notes, and

            - 13,991,000 shares of our common stock, representing 85% of the shares of our common stock issued and outstanding following the Effective Date of the Plan; and

      - each holder of shares of our preferred stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of these shares of preferred stock, its pro rata share of 2,304,400 shares of our common stock, representing 14% of the shares of our common stock issued and outstanding following the Effective Date of the Plan; and

      - each holder of shares of our common stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of its shares of common stock, its pro rata share of 164,600 shares of our common stock, representing 1% of the shares of our common stock issued and outstanding following the Effective Date of the Plan.

      All of the shares of our common stock issued pursuant to the Plan are subject to dilution by the exercise of management incentive stock options, representing up to 10% of the shares of our issued and outstanding common stock on a fully-diluted basis following the Effective Date of the Plan.

      A total of 16,460,000 shares of our common stock and $120 million in aggregate principal amount of the 11% Senior Notes were deemed to be issued and outstanding on the Effective Date pursuant to the terms of the Plan. As of September 30, 2002, However, no shares of our common stock or 11% Senior Notes had been distributed. In October 2002, we distributed a total of 16,295,400 shares of common stock and $120 million in aggregate principal amount of 11% Senior Notes. Pursuant to the terms of a Stipulation and Order that we entered into with the lead plaintiffs in the class action lawsuit described in "Item 3 - Legal Proceedings", 229,452 of these shares of common stock and $1,968,000 in aggregate principal amount of these 11% Senior Notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, then we will BE required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of common stock and 11% Senior Notes held in escrow. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date, which are allocable under the terms of the Plan to the holders of our common stock outstanding immediately prior to the Effective Date of the Plan, will occur following the resolution of the shareholder derivative suit against our company and certain of our former officers and directors described in "Item 3 - Legal Proceedings."

      The indenture governing the 11% Senior Notes contains a number of covenants that impose significant operating and financial restrictions on us and our subsidiaries. These restrictions significantly limit, and in some cases prohibit, among other things, the ability of our company and certain of our subsidiaries to incur additional indebtedness, create liens on assets, enter into business combinations or engage in certain activities with our subsidiaries.

      As of September 30, 2002, we were in compliance with the material operating and financial restrictions imposed upon our company contained in the indenture governing the 11% Senior Notes. However, as of September 30, 2002, we were not in compliance with the provisions of the indenture which require us to:

     o file reports and documents with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; specifically our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, this annual report and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2002;

     o    file copies of these reports with the indenture trustee;

     o    cause these reports to be mailed to the holders of the 11% Senior
          Notes;

     o deliver to the indenture trustee a certificate from our public accountants related to our compliance with certain provisions of the indenture; and

     o deliver to the trustee an officer's certificate with respect to our failure to satisfy the obligations set forth above

         Our failure to comply with each of the obligations described above constitutes a default, but not an event of default, under the indenture. On March 19, 2003, holders of approximately 58% of the outstanding 11% Senior Notes (excluding 11% Senior Notes owned by our company) waived these defaults.

      Net cash used in operating activities was $59.7 million in the seven months ended April 30, 2002 and net cash provided by operating activities was $3.7 million in the five-month period ended September 30, 2002. Net cash used in operating activities in the fiscal year ended September 30, 2002 was $56.0 million, compared to $140.5 million in the fiscal year ended September 30, 2001. The primary component of this decrease was the impact of year over year decreases in our losses from operations. Additionally, net cash provided by or used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, particularly accounts receivable, prepaid expenses and other assets and accounts payable and accrued liabilities. Our net loss was offset by a gain on the discharge of the 12.5% Senior Notes recorded as of the Effective Date of the Plan, as well as by non-cash interest charges on the 12.5% Senior Notes, depreciation and amortization expenses, provisions for uncollectible accounts receivable and non-cash components of restructuring charges.

      Net cash provided by investing activities was $5.8 million in the seven-month period ended April 30, 2002 and net cash used in investing activities were $6.5 million in the five-month period ended September 30, 2002. Net cash used in investing activities in the fiscal year ended September 30, 2002 was $0.6 million, compared to $113.3 million in the fiscal year ended September 30, 2001. The decrease in net cash used in investing activities was primarily attributable to decreased capital spending. Capital expenditures related to our network and facilities were $20.0 million in the seven month period ended April 30, 2002 and $1.4 million in the five month period ended September 30, 2002. Of these amounts, we paid $18.7 million in the seven month period ended April 30, 2002 and $1.2 million in the five month period ended September 30, 2002, in cash. The balance was financed under financing arrangements or remained in accounts payable, accrued liabilities and other long term liabilities at the period end.

      Net cash used in financing activities was $4.9 million in the seven month period ended April 30, 2002 and $2.3 million in the five-month period ended September 30, 2002. Net cash used in financing activities for the fiscal year ended September 30, 2002 was $7.2 million, compared to net cash provided by financing activities of $0.4 million in the fiscal year ended September 30, 2001. This decrease was primarily attributable to the decrease in capital contributions in a subsidiary in which we own a minority interest. In the seven month period ended April 30, 2002, we repaid certain mortgage and capital lease obligations totaling $4.9 million and settled certain capital lease obligations for $18.7 million in cash. In the five month period ended September 30, 2002, we repaid certain mortgage and capital lease obligations totaling $2.3 million.


      Net cash used in operating activities were $140.5 million in 2001 and $94.3 million in 2000. Net cash provided by or used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities. In all three years, our net losses were the primary component of cash used in operating activities, offset by non-cash depreciation and amortization expenses relating to our build out of our network and facilities, non-cash amortization of debt issuance costs and provisions for uncollectible accounts receivable. In 2001, our net losses were also offset by non-cash restructuring charges, losses on impairment of certain investments and operating assets and the cumulative effect of a change in accounting principle.

      Net cash used in investing activities were $113.3 million for 2001 and $149.9 million for 2000. Investments in capital expenditures related to our network and facilities were $166.4 million for 2001 and $150.9 million for 2000. Of this amount, $134.2 million for 2001 and $142.6 million for 2000 was expended in cash and the balance was financed under financing arrangements or remained in accounts payable and accrued liabilities at each year-end.

      Net cash provided by financing activities were $0.39 million for 2001 and $509.4 million for 2000. In 2001, we received net proceeds of $2.5 million from the exercise of stock options and a $5.4 million capital contribution in a minority owned subsidiary, partially offset by principal payments on mortgage and lease obligations and cash dividends on our preferred stock. In 2000, we received net proceeds from the 12.5% Senior Notes of $580.0 million, $75.3 million proceeds from issuance of preferred stock, $20.1 million net proceeds from mortgage financing and $10.1 million of proceeds from the exercise of stock options and warrants, partially offset by the use of cash of $170.4 million associated with the tender offer for the 13% Senior Notes, principle payments on mortgage and lease obligations and cash dividends on the preferred stock.


      As of September 30, 2002, we had $47.6 million of cash and cash equivalents, $5.4 million of short-term investments and $1.3 million of marketable securities.

      We have also issued collateralized letters of credit aggregating approximately $2.6 million. The related collateral funds are included in restricted investments on our consolidated balance sheet at September 30, 2002.

      In addition, we have financed certain network equipment through vendors and financial institutions under capital and operating lease arrangements. Capital lease obligations totaled approximately $4.1 million at September 30, 2002. As of September 30, 2002, we had various agreements to lease facilities and equipment and are obligated to make future minimum lease payments of approximately $75.5 million on operating leases expiring in various years through 2017. At September 30, 2002, there were no available or unused equipment financing arrangements with vendors or financial institutions.

      In December 2002, we repurchased in the open market for $7.0 million a portion of our outstanding 11% Senior Notes, which had a principal value of approximately $9.1 million and associated accrued interest of $0.6 million. The repurchase resulted in a gain on the discharge of debt of approximately $2.7 million. This gain will be included in our Consolidated Statement of Operations for the quarter ending December 31, 2002.

      In February 2003, we repurchased in the open market for $4.9 million a portion of our outstanding 11% Senior Notes, which had a principal value of approximately $6.4 million and associated accrued interest of $0.6 million. The repurchase resulted in a gain on the discharge of debt of approximately $2.0 million. This gain will be included in our Consolidated Statement of Operations for the quarter ended March 31, 2003.

      We historically have experienced negative cash flows from operations and have incurred net losses. Our ability to generate positive cash flows from operations and achieve profitability is dependent upon our ability to continue to grow our revenue and achieve further operating efficiencies. We are dependent upon our cash on hand and cash generated from operations to support our capital requirements. Although no assurances can be given, our management believes that our reorganization reduces some uncertainty with respect to our future and better positions us to attract new customers and maintain existing customers. Our reorganization and actions taken pursuant to the Plan reduced operating costs and reduced the principal amount of our outstanding indebtedness by approximately $480 million by converting this indebtedness into shares of our common stock. Further, under the terms of the 11% Senior Notes we are permitted to satisfy interest payments in kind for at least two years and, at the discretion of our board of directors, for up to four years, thereby significantly reducing liquidity concerns arising from our debt service obligations and ongoing operating costs. Our management believes that we are positioned to maintain sufficient cash flows from operations to meet our operating, capital and debt service requirements for at least the next 12 months. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability, or in attracting new customers or maintaining our existing customer base. Moreover, despite our restructuring we have continued to experience significant decreases in revenue and low levels of new customer additions in the period following our restructuring. In the future, we may make acquisitions or repurchase indebtedness of our company which, in turn, may adversely affect our liquidity.

SEGMENT INFORMATION

      Our activities fall within one operating segment. The following table sets forth geographic segment information for five months ended September 30, 2002 (Successor Company), seven months ended April 30, 2002, years ended September 30, 2001 and 2000 (Predecessor Company):

                              SUCCESSOR COMPANY                       PREDECESSOR COMPANY
                              -----------------    -----------------------------------------------------
                                 FIVE MONTH        SEVEN MONTH PERIOD    FISCAL YEAR ENDED SEPTEMBER 30,
                                PERIOD ENDED             ENDED           -------------------------------
                               SEPT. 30, 2002        APRIL 30, 2002           2001             2000
                               --------------      ------------------       ---------        ---------
                                                           (Amounts in Thousands)
Revenue:
     United States .......       $  20,410             $  37,747            $  82,020        $  73,697
     Europe ..............          10,313                13,526               22,190            7,590
                                 ---------             ---------            ---------        ---------
     Consolidated ........       $  30,723             $  51,273            $ 104,210        $  81,287
                                 =========             =========            =========        =========

Operating loss:
     United States .......       $ (15,069)            $ (54,433)           $(142,713)       $ (64,477)
     Europe ..............             (39)              (29,150)             (14,773)         (13,090)
                                 ---------             ---------            ---------        ---------
     Consolidated ........       $ (15,108)            $ (83,583)           $(157,486)       $ (77,567)
                                 =========             =========            =========        =========

Tangible assets:
     United States .......       $ 210,521                                  $ 439,667
     Europe ..............          42,587                                     89,953
                                 ---------                                  ---------
     Consolidated ........       $ 253,108                                  $ 529,620
                                 =========                                  =========

INCOME TAXES

      We are in an accumulated loss position for both financial and income tax reporting purposes. We have U.S. Federal income tax loss carryforwards of approximately $42 million at September 30, 2002. These income tax loss carryforwards expire through 2021. Our U.S. Federal income tax loss carryforwards were reduced upon our emergence from bankruptcy due to the Internal Revenue Code's rules and regulations related to cancellation of indebtedness income that is excluded from taxable income. Since the Plan provided for substantial changes in our ownership, the usage of net operating loss carryforwards may be limited. We have not yet determined the impact, if any, that changes in our ownership have had on our net operating loss carryforwards. As of September 30, 2002 we also had net operating loss carryforwards of approximately $46 million from our United Kingdom subsidiaries, which do not expire under U.K. tax rules. For financial reporting purposes, income tax benefits through September 30, 2002 related to both U.S. Federal and U.K. income tax loss carryforwards are fully offset by a valuation allowance due to the uncertainty of our ability to realize income tax benefits by generating taxable income in the future.

      Our emergence from bankruptcy in fiscal 2002 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for our tax reporting and, therefore, deferred tax items were recognized concurrently with the recognition of the respective fresh start accounting adjustments. In addition, pursuant to SOP-90-7 reversals of the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce intangibles, until exhausted, and thereafter are reported as additional paid in capital as opposed to income tax expense. The balance of the valuation allowance for which this treatment is required was $80 million at September 30, 2002.

INDEBTEDNESS

      Our indebtedness at September 30, 2002 consisted of the 11% Senior Notes (which were deemed to be outstanding pursuant to the Plan) and related accrued interest, which will be paid annually in additional 11% Senior Notes for at least two years and, at the discretion of our board of directors, for up to four years, mortgage and notes payable, capital lease obligations and common stock.

      Total borrowings at September 30, 2002 were $152.8 million, which included $1.5 million in current obligations and $151.3 million of the 11% Senior Notes, accrued interest on the 11% Senior Notes, mortgage and other notes payable and long-term capital lease obligations.

COMMITMENTS

      As of September 30, 2002, we had commitments to certain telecommunications carriers totaling $55.0 million payable in various years through 2008. Additionally, we have various agreements to lease facilities and equipment and are obligated to make future minimum lease payments of approximately $75.5 million on operating leases expiring in various years through 2017.

      On July 21, 1999, we established the Rabbi Trust for a former executive of our company. The agreement governing the Rabbi Trust covered the period of three years beginning on April 30, 1999 and ending on March 1, 2002. The trust agreement was amended on March 21, 2001, and provided for payments from the Trust commencing in April 2001. Payments were made from the Trust until March 1 2002, when we filed for Chapter 11 bankruptcy protection. We are currently involved in a lawsuit related to the Rabbi Trust, as described in more detail in "Item 3 - Legal Proceedings."

      In connection with employment arrangements with certain other employees, we are also committed to minimum compensation obligations for severance of approximately $0.2 million.

      We are also committed as of September 30, 2002 for non employment-related obligations totaling approximately $0.6 million. These obligations relate primarily to marketing expenses.

      As of September 30, 2002, we had no material commitments for capital expenditures.

      As of September 30, 2002 we had contractual obligations due in future periods as follows:

                                                                                Payments Due by Period
Contractual Obligations                         Total    Less than 1 year          1-3 years          4-5 years      After 5 years
11% Senior Notes                              $120,000           $     --           $     --           $     --           $120,000
11% Senior Notes - Accrued Interest              5,681                 --                 --                 --              5,681
Mortgage Payable                                20,441                255                581                704             18,901
Capital Lease Obligations                        4,069              1,262              1,464              1,108                235
Operating Leases                                75,549              5,810              9,252             12,139             48,348
Telecommunications Commitments                  55,041             13,606             25,114             12,118              4,203
Rabbi Trust Obligation                           2,777                 --              2,777                 --                 --
Note Payable                                     2,600                 --              2,600           $     --           $     --
                                              --------           --------           --------           --------           --------
Total Contractual Cash Obligations            $286,158           $ 20,933           $ 41,788           $ 26,069           $197,368
                                              ========           ========           ========           ========           ========

RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

      On April 30, 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002." SFAS No. 145 is effective for transactions occurring after May 15, 2002. In rescinding SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. Our adoption of SFAS No. 145 on the Effective Date resulted in the classification of the $427.1 million gain on extinguishment of debt in the Predecessor Company's statement of operations for the seven month period ended April 30, 2002 as a component of other income and not as an extraordinary items as had been previously required under SFAS No. 4. Additionally, in accordance with SFAS 145, a $17.5 million loss on the extinguishment of debt previously recorded in the fiscal year ended September 30, 2000 as an extraordinary item has been reclassified to Loss on Discharge of Debt.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after September 30, 2002. We do not expect SFAS No. 146 to have a material effect on our consolidated financial position, results of operations or liquidity.

      In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. FIN 45 will be effective for our fiscal year ending September 30, 2003 and we are in the process of evaluating its effect.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which provides optional transition guidance for companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 mandates certain new disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with APB No. 25. Consequently, we do not expect this standard to have a material impact on our consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At September 30, 2002, short-term investments consisted of an investment in a limited partnership that invests in fixed income securities.

      Marketable securities include our investments in two publicly-traded entities, Edgar On-Line and Globecomm Systems Inc., which are recorded at fair market value. We do not hedge our exposure to fluctuations in the value of our investments in equity securities.

      Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At September 30, 2002, all of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value. At September 30, 2002, $9.1 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

      We are also subject to market risk associated with foreign currency exchange rates. To date, we have not utilized financial instruments to minimize our exposure to foreign currency fluctuations. We will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future.

      We believe that we have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates, due mainly to the short-term nature of the majority of our investment portfolio and the current interest rates for short to medium term investments. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations, due to the fixed nature of the substantial majority of our debt obligations.

ITEM 8. FINANCIAL STATEMENTS

Financial Statements are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding a change in accountants in fiscal 2002 was previously reported in a Current Report on Form 8-K dated July 31, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of Globix and their ages and positions as of March 11, 2003, are as follows:

NAME                                          AGE     POSITION
PETER K. STEVENSON.....................       42      PRESIDENT AND CHIEF EXECUTIVE OFFICER AND DIRECTOR
GREGORY P. LEAHY.......................       36      GENERAL COUNSEL AND CORPORATE SECRETARY
                                                      ACTING CHIEF FINANCIAL OFFICER AND SENIOR VICE PRESIDENT,
JOHN D. MCCARTHY.......................       38        CORPORATE DEVELOPMENT
REID MEINTZER..........................       43      SENIOR VICE PRESIDENT, GLOBAL SALES AND MARKETING
PHILIP J. CHEEK........................       37      MANAGING AND FINANCE DIRECTOR OF GLOBIX U.K. LTD.
HENRY J. HOLCOMBE......................       40      SENIOR VICE PRESIDENT, OPERATIONS
ROBERT M. DENNERLEIN...................       43      VICE PRESIDENT AND CORPORATE CONTROLLER
JARED E. ABBRUZZESE....................       47      DIRECTOR
PETER S. BRODSKY.......................       32      DIRECTOR
PETER L. HERZIG........................       40      VICE CHAIRMAN OF THE BOARD OF DIRECTORS
STEVEN LAMPE...........................       43      DIRECTOR
STEVEN G. SINGER.......................       41      CHAIRMAN OF THE BOARD OF DIRECTORS
BRANDON STRANZL........................       28      DIRECTOR
STEVEN A. VAN DYKE.....................       43      DIRECTOR

 Peter K. Stevenson joined our company as President and Chief Executive Officer in April 2002 and also serves as a member of our board of directors. Mr. Stevenson has over 20 years of experience in the communications industry. Prior to joining our company, Mr. Stevenson was a senior consultant to Communication Technology Advisors LLC, or CTA, from January 2002 through April 2002, a restructuring boutique focusing on distressed telecommunications companies through the provision of strategic planning advice, restructuring assistance and overall business advice that currently provides our company with a wide array of business advisory services. Mr. Stevenson is a founder of Net One Group, Inc., a Northern Virginia based telecom investment and management company focused on developing and operating next generation broadband services networks. From January 2001 to January 2002, Mr. Stevenson served as a strategic advisor to the board of directors of Net Uno, one of the largest cable television, CLEC and ISP carriers in Venezuela. From January 1998 to December 2000, Mr. Stevenson was a corporate officer of Net Uno and President and Chief Operating Officer of Net Uno's Data and Telephone Group. From February 1996 to June 1998, Mr. Stevenson was partner in, and Vice President for, Wave International, an international telecommunications investment and management firm focused on developing companies in international markets. Mr. Stevenson graduated with a Bachelor of Science degree from Saint Francis University in Loretto, Pennsylvania.

      Gregory P. Leahy joined our company in July 1999 as Associate General Counsel and became General Counsel and Corporate Secretary of our company in February 2002. Prior to joining our company, Mr. Leahy was an attorney in private practice with Morrison, Mahoney & Miller from 1996 through 1999, where he provided counsel to a variety of clients with respect to corporate matters. His primary area of practice was advising technology/new media companies as well as the banking community. Mr. Leahy began his career as a litigation attorney representing corporations in general litigation and employment matters. Mr. Leahy holds a Bachelor of Arts degree in American History from Columbia University and received his Juris Doctorate degree from Boston University.

      John D. McCarthy has served as Senior Vice President, Corporate Development since September 2002. Prior to that, he served as Acting Chief Financial Officer from March 2002 through September 2002. Mr. McCarthy resumed the duties of Acting Chief Financial Officer on November 18, 2002. Prior to holding this position, Mr. McCarthy served as Vice President of Financial Planning and Analysis from August 2001 through March 2002 and as Managing Director for the Application Services Group from the time he joined our company in March 2001 through August 2001. Prior to joining our company, Mr. McCarthy served as Vice President, Finance for LC39 Venture Group LLC, a New York based technology incubator and venture capital fund, from April 2000 to March 2001. From November 1998 through April 2000 he held management positions with an e-commerce startup and acted as a consultant to several entrepreneurial ventures. From 1996 to 1998 Mr. McCarthy was Vice-President, Director of Business Affairs with divisions of Young & Rubicam. Mr. McCarthy received a Masters in Business Administration degree from The Wharton School of Business of the University of Pennsylvania and a Masters degree in International Studies from Wharton's Lauder Institute. Mr. McCarthy received his undergraduate degree from Connecticut College.

      Reid Meintzer joined our company as Senior Vice President, Global Sales & Marketing in July 2002. Prior to that, Mr. Meintzer served as Vice President for Enterprise Markets at Cable & Wireless in New York from May 2001 to May 2002 and as Vice President for National & International Accounts from January 1999 to April 2001. Prior to that he held senior sales leadership positions at MCI Worldcom in both its global and national accounts divisions from June 1996 to December 1998. Prior to that he served in various sales positions at IPC Information Systems Inc. and its affiliates from September 1982 to May 1996. He holds a Bachelor of Arts from Franklin & Marshall College in Lancaster, PA.

      Philip J. Cheek joined our U.K. subsidiary, Globix Ltd., in July 2000 as European Finance Director. Mr. Cheek was subsequently appointed to the additional position of Managing Director of Globix Ltd. in July 2002. He currently serves on the Globix U.K. board of directors. Prior to his joining Globix, Mr. Cheek served in various financial positions with Fritz Companies, an international freight company (now part of UPS) from April 1996 through July 2000. Mr. Cheek graduated as a qualified ACCA in 1992 with a professional training practice Maxwells Chartered Accountants.

      Henry J. Holcombe joined our company in July 2002 as Senior Vice President of Operations. Prior to joining our company, Mr. Holcombe served as Chief Information Officer of Cambrian Communications from February 2000 through July 2002. From August 1997 to January 2000, Mr. Holcombe served as a senior principal consultant at C-Change, Inc. in San Rafael CA, leading project teams to deliver e-commerce initiatives for entertainment, telecommunications and financial services clients. Mr. Holcombe received a Masters degree in Computer Science from George Washington University in Washington DC and a Masters in Business Administration degree from Chaminade University in Honolulu. Mr. Holcombe received his undergraduate degree from the US Military Academy at West Point.

      Robert M. Dennerlein joined our company in January 2003 as Vice President and Corporate Controller. Prior to joining our company, from August 2001 until January 2003 Mr. Dennerlein served as Vice President and Controller for OpNext , a global optical components joint venture created by a spinoff from Hitachi and a venture capital investment by Clarity Partners. From July 1999 until August 2001, Mr. Dennerlein served as the Director of Accounting and External Reporting for Agere Systems (formerly the Microelectronics division of Lucent Technologies). From June 1992 until July 1999, Mr. Dennerlein held various management positions at International Specialty Products, a global specialty chemicals manufacturer. He served as Senior Director, ISP Financial Services from July 1997 until July 1999 and prior to that Controller, ISP International Operations from May 1995 until July 1997. Mr Dennerlein is a Certified Public Accountant and received a Masters in International Business from Seton Hall University. He also holds a Bachelor of Science in Accounting from Seton Hall University.

      Jared E. Abbruzzese has been a director of our company since April 2002. Mr. Abbruzzese is the founder and Chairman of CTA. Mr. Abbruzzese is also the founder and chairman of TechOne Capital Group LLC, a private investment and consulting company concentrating in the technology and telecommunications sectors. Mr. Abbruzzese is currently the Chairman of the Board of Motient Corporation, a publicly-traded corporation. Until August 1999, Mr. Abbruzzese was chairman and chief executive officer of CAI Wireless Systems, Inc., a wireless cable operator founded by Mr. Abbruzzese in 1991. Mr. Abbruzzese sits on several other boards of directors, including DualStar Technologies Corporation, a public corporation and provider of broadband access services and construction company, WSNet Holdings, Inc., a digital satellite television company and Evident Technologies, Inc., a nanotechnology company located in Albany, N.Y. for which he serves as Co-Chairman of the board of directors.

      Peter S. Brodsky has been a director of our company since October 2001. Mr. Brodsky is a partner of Hicks, Muse, Tate & Furst Incorporated and has been with Hicks Muse since 1995. At Hicks Muse, Mr. Brodsky has focused on Hicks Muse's media investments, specifically in radio, television, sports and software, and serves as a director of several of Hicks Muse's portfolio companies. In addition to our company, Mr. Brodsky is a director of RCN Corporation, a publicly-traded company, and Cooperative Computing, Inc. Mr. Brodsky received a Bachelor of Arts degree from Yale University.

      Peter L. Herzig has served as Vice Chairman of our board of directors since May 2002. From August 2001 through May 2002, Mr. Herzig served as our Chief Executive Officer. Mr. Herzig joined our company in October 2000, served as Chief Operating Officer from March 2001 through August 2001 and served as Senior Vice President and Chief Operating Officer-Application Services Group from October 2000 through March 2001. Prior to joining our company, Mr. Herzig served as Executive Vice President and Chief Financial Officer at iWon.com from March 2000 to October 2000, where his responsibilities included managing iWon's relationship with our company. Prior to joining iWon.com, Mr. Herzig was a Senior Managing Director and Head of Global Capital Markets Services for Bear, Stearns & Co. Inc. from February 1998 through March 2000, where he provided strategic capital-structure advisory services to a broad spectrum of domestic and international clients, including many new media technology companies experiencing growth with the expansion of the Internet. Prior to Bear Stearns, Mr. Herzig worked at Goldman Sachs & Co. from July 1989 through February 1998. Mr. Herzig has a Bachelor of Arts degree from Dartmouth College and a Masters in Business Administration degree from Columbia University.

      Steven Lampe has been a director of our company since April 2002. Mr. Lampe is a Managing Member of Lampe, Conway & Co. LLC, an investment management company which he co-founded in June 1999. Prior to his work at Lampe, Conway, Mr. Lampe managed Lone Star Securities Fund, a distressed investment fund, from June 1997 through June 1999. Prior to his employment with Lone Star, Mr. Lampe worked at Smith Management, a private investment company, from February 1988 through June 1997. Mr. Lampe has a Bachelor of Arts degree from Middlebury College and a Masters in Business Administration degree from Harvard University.

      Steven G. Singer has been a director of our company since April 2002. Effective December 15, 2002 Mr. Singer became Chairman of our board of directors. Mr. Singer is the Chairman and Chief Executive Officer of American Banknote Corporation, a publicly-traded corporation and 200 year-old global security printer of documents of inherent value, including currency, passports, credit cards, stock and bond certificates, and related products and services, and the Chairman and Chief Executive Officer of Pure 1 Systems, a manufacturer and distributor of water treatment products. Mr. Singer is also a director of Motient Corporation, a publicly-traded corporation, and the Chapter 7 Trustee of American Pad & Paper Company. From 1993 through November 2000, Mr. Singer was the Executive Vice President and Chief Operating Officer of Romulus Holdings, Inc., a family-owned investment vehicle.

      Brandon Stranzl has been a director of our company since April 2002. Mr. Stranzl is a Senior Research Analyst for Third Avenue Funds, an investment management company. Prior to joining Third Avenue in March 2002, Mr. Stranzl was employed by Morgan Stanley Investment Management from March 1999 through March 2002. From September 1997 through March 1999, Mr. Stranzl worked for Fidelity Investments. Mr. Stranzl received a Bachelor of Arts degree from Vassar College. He is a Chartered Financial Analyst and a member of the New York Society of Security Analysts.

      Steven A. Van Dyke has been a director of our company since October 2002. Mr. Van Dyke is the founder and co-managing principal of Bay Harbour Management, L.C. Mr. Van Dyke joined Bay Harbour's predecessor firm in Louisville in 1986. Mr. Van Dyke purchased the predecessor firm in 1987 and transitioned it to one with a dedicated focus on distressed securities management. Mr. Van Dyke sold a minority interest in the predecessor firm in December 1996 and changed the name of the predecessor firm to Bay Harbour Management. Mr. Van Dyke currently serves on the board of directors of Barneys New York, Inc., American Banknote, a publicly traded corporation, and Buckhead America Corp. Mr. Van Dyke graduated from the University of Kentucky in 1981 with his Bachelor of Business Administration degree in Finance. He is a Chartered Financial Analyst, and is a member of The Financial Analysts Society of Central Florida and the Association for Investment Management and Research.

      Section 16(a) Beneficial Ownership Reporting Compliance

The Securities and Exchange Commission has adopted rules relating to the obligation of directors, executive officers and ten percent shareholders to file beneficial ownership reports under Section 16 (a) of the Securities Exchange Act of 1934, as amended. One of these rules requires us to disclose which of our directors, executive officers and/or shareholders have not timely filed these reports. Based on our review for the fiscal year ended September 30, 2002, we are not aware of any individuals or entities that did not file all of these reports on a timely basis.

      OUR BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

The number of our board of directors is set at nine. We currently have eight directors and one vacancy. Our directors are elected at each annual stockholders' meeting, and serve until the next annual stockholders' meeting and the election and qualification of their respective successors. Seven of the current members of our board of directors were selected in accordance with the terms of the Plan to serve as the directors of our company following the Effective Date of the Plan. Mr. Van Dyke was elected to our board of directors by our current board of directors in October 2002.

      Committees

Our bylaws provide that our board of directors may create, by the affirmative vote of at least a majority of the directors then in office, an executive committee and any other committees, which our board of directors deems necessary or desirable to create. The current committees of our board of directors are the audit committee and the compensation committee. Our audit committee is comprised of Messrs. Brodsky, Lampe, Stranzl and Van Dyke. Our compensation committee is comprised of Messrs. Lampe, Singer, Stranzl and Brodsky.

      Directors Compensation

Effective April 25, 2002, the Effective Date of the Plan, we implemented a cash compensation program for our directors. Pursuant to this program, directors are entitled to receive:

      -     $2,000 per month;

      - an additional $250 per month for service on the compensation committee of our board of directors;

      - an additional $500 per month for service on the audit committee of our board of directors; and

      - an additional $1,000 for each board of directors or committee meeting in excess of four per year.

Compensation Committee Interlocks and Insider Participation

None.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION ON LIABILITY

      Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and executive officers to the fullest extent permitted by Delaware law for damages resulting from conduct as a director or executive officer. In addition, we carry an insurance policy for the protection of our directors and executive officers against any liability asserted against them in their official capacities. To the extent that indemnification for liabilities under the Securities Act may be permitted to directors or executive officers of our company, we have been informed that in the opinion of the Securities and Exchange Commission, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

      The following summary compensation table sets forth the total compensation for the fiscal years ended September 30, 2002, 2001 and 2000 for our Chief Executive Officer and our four most highly compensated executive officers during the fiscal year ended September 30, 2002 (other than the Chief Executive Officer). We refer to our Chief Executive Officer and these four other executive officers as the named executive officers.

SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                                   Annual Compensation             Compensation Awards        Payouts
                                             -----------------------------------   ------------------------   ---------------------
                                                                                                Securities
                                                                                  Restricted    Underlying      LTIP
                                             Salary    Bonus     Other Annual        Stock       Options/     Payouts   All Other
   Name and Principal Position         Year    ($)      ($)     Compensation ($)   Awards ($)    SARs (#)(1)     ($)   Compensation
-------------------------------------  ----  -------  -------   ----------------  -----------   ------------  -------  ------------
Peter K. Stevenson(2)                  2002  127,333   75,000       75,000(3)             --         --(4)     --        $1,459(5)
     President and Chief Executive
           Officer
Peter L. Herzig(6)                     2002  250,000   75,000           --                --     1,000,000     --           --
     Chief Executive Officer           2001  200,000  100,000           --                --       200,000     --           --
Shawn P. Brosnan(7)                    2002  185,000   30,000           --                --       100,000     --           --
      Senior Vice President and        2001  172,500       --           --                --        40,000     --           --
           Acting Chief Financial      2000  140,000   30,000           --                --        40,000     --           --
           Officer
Anthony L. Previte(8)                  2002  200,000       --           --                --       100,000     --           --
       Executive Vice President and    2001  200,000       --           --           528,750        90,000     --           --
           Chief Technology Officer    2000  200,000       --           --                --            --     --           --
John D. McCarthy(9)                    2002  190,000   27,000           --                --       100,000     --           --
      Senior Vice President,           2001  109,494    5,833           --                --        20,000     --           --
          Corporate Development        2000       --       --           --                --            --     --           --
Gregory Leahy                          2002  152,917   20,000           --                --        10,000     --           --
     General Counsel and               2001  136,820       --           --                --         4,000     --           --
           Corporate Secretary         2000   99,840       --           --                --         4,000     --           --

----------------

(1) All of the options to acquire shares of our common stock listed in this column were granted prior to the Effective Date of the Plan and were cancelled on the Effective Date of the Plan.

(2) Mr. Stevenson became our President and Chief Executive Officer on May 14, 2002.

(3) Represents the amount that we reimbursed Mr. Stevenson for his housing and travel costs in the five months ended September 30, 2002, as his permanent residence is located outside of the New York area.

(4) Pursuant to Mr. Stevenson's employment agreement dated as of April 15, 2002, we agreed to grant to Mr.

      Stevenson options to acquire 548,667 shares of our common stock. These options were granted to Mr. Stevenson on March 14, 2003 pursuant to our 2003 Stock Option Plan.

(5) Represents the amount of premiums for life insurance benefits for Mr. Stevenson paid by the Company in the five month period ended September 30, 2002.

(6) On May 14, 2002 Mr. Herzig resigned as our Chief Executive Officer and became Vice Chairman of our board of directors. He joined our company on October 16, 2000.

(7) Mr. Brosnan resigned as our Acting Chief Financial Officer on November 18, 2002. He joined our company on November 1, 1999.

(8) Mr. Previte was named Executive Vice President on February 17, 2003. He resigned from our company on March 10, 2003.

(9) Mr. McCarthy was named Acting Chief Financial Officer on March 22, 2002. He served in that position until September 9, 2002, at which time he was named Senior Vice President of Corporate Development. On November 18, 2002, he was once again named Acting Chief Financial Officer. Mr. McCarthy joined our company on March 5, 2001.

OPTION GRANTS IN LAST FISCAL YEAR

      In connection with the Plan, all options to acquire shares of our common stock that were outstanding immediately before the Effective Date of the Plan were cancelled. The Plan provides for the grant of up to 1,828,889 stock options to be issued pursuant to our 2003 Stock Option Plan. On November 5, 2002, the compensation committee of our board of directors approved our 2003 Stock
Option Plan and set the fair value strike price of options granted under our 2003 Stock Option Plan at $3.04. On March 14, 2003 our board of directors approved our 2003 Stock Option Plan. We intend to submit the 2003 Stock Option Plan to our stockholders for approval at the next annual meeting of stockholders.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL AND FISCAL YEAR-END OPTION VALUES

      There were no options exercised by any of the named executive officers of our company during the fiscal year ended September 30, 2002.

EMPLOYMENT AGREEMENTS

Peter K. Stevenson

      Effective April 15, 2002, we entered into an employment agreement with Peter K. Stevenson for his services as our President and Chief Executive Officer. Mr. Stevenson's employment agreement expires in July 2003, and may be extended with the mutual consent of our company and Mr. Stevenson for successive six-month periods thereafter. Mr. Stevenson's base salary is $280,000 per year. Mr. Stevenson is also eligible for an annual bonus equal to up to 50% of his base salary which is contingent upon our company meeting certain performance targets and a bonus equal to between 1.75% and 2.0% of the proceeds from the disposition of certain of our assets, including our 415 Greenwich Street and 139 Centre Street facilities located in New York City, New York. In addition, under the terms of Mr. Stevenson's employment we agreed to grant to Mr. Stevenson options to acquire 548,667 shares of our common stock, or 3% of the outstanding shares of our common stock on a fully diluted basis (including shares of our common stock underlying options eligible for grant under the 2003 Stock Option Plan, but excluding shares of our common stock underlying any other outstanding convertible securities). Fifty percent of these options vest based on the length of time that the options are held by Mr. Stevenson and 50% of these options vest if certain performance targets specified in Mr. Stevenson's employment agreement are met. However, as of September 30, 2002, these options had not yet been granted.

      Mr. Stevenson's employment agreement provides that in the event that we terminate his employment with our company for any reason other than cause, if Mr. Stevenson terminates his employment with our company for good reason or if Mr. Stevenson's employment with our company terminates as a result of his death or permanent disability, then Mr. Stevenson is entitled to six months' salary.

Reid Meintzer

      On July 15, 2002 we entered into an agreement with Reid Meintzer outlining the terms of Mr. Meintzer's employment as our Senior Vice President, Sales and Marketing. Mr. Meintzer's base salary is $185,000 per year, which will be increased no less frequently than once per year in accordance with our company's policies. Mr. Meintzer is also eligible to receive a bonus of 50% of his base salary, which is contingent upon our company meeting certain performance targets mutually agreed upon by our company and Mr. Meintzer. In addition, our agreement with Mr. Meintzer also provides that he is eligible to receive stock options under our 2003 Stock Option Plan in an amount comparable to stock options granted to our other senior executives, as well as to participate in any other equity incentive plan which we may adopt in the future. We are entitled to terminate Mr. Meintzer's employment at any time. In the event that we terminate Mr. Meintzer's employment without cause (as defined in the agreement), then he is entitled to receive six months' salary, payable in six monthly installments.

H. Jameson Holcombe

      On July 15, 2002 we entered into an agreement with H. Jameson Holcombe outlining the terms of Mr. Holcombe's employment as our Vice President, Operations. Mr. Holcombe's base salary is $165,000 per year, which will be increased no less frequently than once per year in accordance with our company's policies. Mr. Holcombe is also eligible to receive a bonus of 30% of his base salary, which is contingent upon our company meeting certain performance targets mutually agreed upon by our company and Mr. Holcombe. Further, we are required to reimburse Mr. Holcombe for his travel each week to New York and his reasonable living expenses while in New York. Our agreement with Mr. Holcombe also provides that he is eligible to receive stock options under our 2003 Stock Option Plan. We are entitled to terminate Mr. Holcombe's employment at any time.


PERFORMANCE GRAPH

      To our knowledge, our common stock did not trade on the OTC Bulletin Board, and there were no bid quotations with respect to our common stock, from the Effective Date of the Plan through September 30, 2002. Accordingly, we have not provided a performance graph with respect to our common stock for the period between the Effective Date of the Plan and September 30, 2002. In addition, we have not provided a performance graph with respect to our common stock for periods prior to the Effective Date of the Plan, as we do not believe that this information will assist investors in evaluating our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table and the accompanying notes set forth certain information, as of February 15, 2003 (except as set forth below), concerning the beneficial ownership of our common stock by: (1) each person who is known by us to beneficially own more than five percent of our common stock, (2) each director of our company, (3) each named executive officer and (4) all directors and named executive officers as a group.

                        Name and Address
                       of Beneficial Owner                           Number of Shares (1)(2)    Percent of Class
                       -------------------                           -----------------------    ----------------
GOLDMAN, SACHS & CO.
85 BROAD STREET
NEW YORK, NY  10004............................................             1,605,513(3)                9.8%

MORGAN STANLEY
ONE TOWER BRIDGE
SUITE 1100
W. CONSHOHOCKEN, PENNSYLVANIA 19428............................             2,016,066(4)              12.25%

HM PARTIES(5)
C/O HICKS, MUSE, TATE & FURST INCORPORATED
200 CRESCENT COURT, SUITE 1600
DALLAS, TEXAS 75201............................................             2,304,400(6)               14.0%

MACKAY SHIELDS LLC
C/O MACKAY SHIELDS FINANCIAL CORP.
9 WEST 57TH STREET
NEW YORK, NY 10019.............................................             2,493,042(7)               15.1%

   JARED E. ABBRUZZESE(8)......................................               500,000                  2.95%
   PETER S. BRODSKY(9).........................................                     0                  *
   PETER L. HERZIG.............................................                     0                  *
   STEVEN LAMPE(10)............................................               770,646                  4.68
   STEVEN G. SINGER............................................                     0                  *
   PETER K. STEVENSON(11)......................................               411,501                  2.44%
   BRANDON STRANZL (12)........................................                     0                  *
   STEVEN VAN DYKE (13)........................................                     0                  *
   SHAWN P. BROSNAN............................................                     0                  *
   GREGORY LEAHY...............................................                     0                  *
   JOHN MCCARTHY...............................................                     2                  *
   ANTHONY L. PREVITE..........................................                   707                  *
   ALL DIRECTORS AND NAMED
     EXECUTIVE OFFICERS AS A GROUP (11 PEOPLE).................             1,682,856                  9.69%

----------

*Less than 1% of the outstanding shares of our common stock.

(1) The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of our common stock includes any shares of our common stock as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares of our common stock as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date. For purposes of calculating the beneficial ownership percentages set forth above, the total number of shares of our common stock deemed to be outstanding pursuant to the terms of the Plan as of February 15, 2003 was 16,460,000 (or 16,960,000 in the case of Mr. Abbruzzese and 16,871,501 in the case of Mr. Stevenson). As used in this annual report, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Except as noted, each stockholder listed has sole voting and investment power with respect to the shares shown as being beneficially, owned by such stockholder.

(2) On June 25, 2002, we entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit described in "Item 3 - Legal Proceedings." The Stipulation and Order provides that 229,452 shares of our common stock and $1,968,000 in aggregate principal amount of the 11% Senior Notes will be held in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) of the shares of our common stock and the 11% Senior Notes being held in escrow. Assuming that our liability insurance is sufficient to cover any judgment or settlement in the class action lawsuit and that the shares of our common stock and the 11% Senior Notes being held in escrow will be distributed in accordance with the Plan rather than to the class action litigants and their attorneys, each of Morgan Stanley, Mackay Shields and Goldman Sachs & Co. (and each other holder of 12.5% Notes on the Effective Date of the Plan) will be entitled to receive a portion of these 229,452 shares of common stock based on its percentage ownership of the 12.5% Senior Notes on the Effective Date of the Plan.

(3) This information is as of December 31, 2002, as set forth in a Schedule 13G filed by Goldman Sachs & Co. with the Securities and Exchange Commission on February 11, 2003.

(4) According to information provided to us by Morgan Stanley as of February 28, 2003, the pecuniary interests in these shares are held by a number of institutional investors for whom Morgan Stanley Investment Management is the discretionary investment advisor. Morgan Stanley Investment Management is the investment management division of Morgan Stanley, which is comprised of a number of SEC registered investment advisors. Morgan Stanley, by nature of its control relationship over Morgan Stanley Investment Management, is considered to have voting control with respect to 1,653,000 of these shares (as of February 28, 2003) and investment control with respect to all of these shares (as of February 28, 2003) and, accordingly, is deemed to beneficially own these shares. Morgan Stanley Investment Advisors Inc. may be deemed to be the beneficial owner of 926,726 of these shares as of February 28, 2003, representing 5.63% of the outstanding shares of our common stock as of February 28, 2003. A number of individuals at Morgan Stanley Investment Management have voting and investment control over these shares.

(5) "HM Parties" refers collectively to HM4 Globix Qualified Fund, LLC, HM4 Globix Private Fund, LLC, HM PG-IV Globix, LLC, HM 4-EQ Globix Coinvestors, LLC and HM 4-SBS Globix Coinvestors, LLC. Of the 2,304,400 shares held by the HM Parties: (i) 2,092,487 of these shares are owned of record by HM4 Globix Qualified Fund, LLC, (ii) 14,831 of these shares are owned of record by HM4 Globix Private Fund, LLC; (iii) 111,430 of these shares are owned of record by HM PG-IV Globix, LLC, (iv) 34,177 of such shares are owned of record by HM 4-EQ Globix Coinvestors, LLC and (v) 51,475 of these shares are owned of record by HM 4-SBS Globix Coinvestors, LLC.

(6) Thomas O. Hicks is the President and Chief Executive Officer of each of the HM Parties and is the sole member of the ultimate general partner of the controlling member of each of the HM Parties and has the ultimate legal authority over all investment decisions made with respect to the shares of our common stock owned of record by the HM Parties. Accordingly, Mr. Hicks may be deemed to beneficially own all or a portion of the shares of our common stock owned of record by the HM Parties. Peter S. Brodsky, a director of the Company, and Dan H. Blanks, Joe Colonnetta, Jack D. Furst, a director of our company from December 1999 through April 2002, Lyndon Lea, John R. Muse, Rick Neuman, and Andrew Rosen, are partners of Hicks, Muse, Tate & Furst Incorporated, which is an affiliate of Mr. Hicks and of the HM Parties, and serve as a officers of each of the HM Parties. Consequently, these individuals may be deemed to beneficially own all or a portion of the shares of our common stock owned of record by the HM Parties. Each of Messrs. Hicks, Brodsky, Blanks, Colonnetta, Furst, Lea, Muse, Neuman and Rosen disclaims the existence of a group and disclaims beneficial ownership of the shares of our common stock of which he is not the record owner.

(7) According to information provided to us by MacKay Shields, the pecuniary interests in these shares are held by a number of institutional investors for whom MacKay Shields is the discretionary investment advisor. MacKay Shields has voting and investment control over these shares and, accordingly, is deemed to beneficially own these shares. A number of individuals at MacKay Shields LLC have voting and investment control over these shares.

(8) On March 14, 2003 our board of directors approved the sale of a warrant to purchase 500,000 shares of our common stock to CTA, of which Mr. Abbruzzese is the Chairman, at an exercise price of $3.00 per share. CTA is controlled by Winchester II, LLC, a limited liability company controlled by Mr. Abbruzzese's wife, Sherrie G. Abbruzzese. The purchase price of the warrant is $25,000. Although CTA has not yet purchased this warrant, it currently has the right to do so. If CTA elects to purchase this warrant, this warrant will be immediately exercisable. Accordingly, Mr. Abbruzzese and his wife are deemed to be the beneficial owners of the 500,000 shares of our common stock underlying this warrant.

(9) Mr. Brodsky is a partner of Hicks, Muse, Tate & Furst Incorporated, which is an affiliate of Mr. Hicks and of each of the HM Parties, and serves as an officer of each of the HM Parties. Consequently, Mr. Brodsky may be deemed to beneficially own all or a portion of the shares of our common stock owned of record by each of the HM Parties. Mr. Brodsky disclaims the existence of a group and disclaims beneficial ownership of shares of our common stock of which he is not the record owner.

(10) Mr. Lampe is affiliated with LC Capital, which owns these shares. Mr. Lampe has voting and investment control over these shares and, consequently, is deemed to beneficially own these shares.

(11) Under the terms of Mr. Stevenson's employment agreement described in "Item 11--Executive Compensation--Employment Agreements--Peter K. Stevenson", on April 15, 2002 (the effective date of Mr. Stevenson's employment agreement) we agreed to grant to Mr. Stevenson options to acquire 548,667 shares of our common stock, or approximately 3% of the outstanding shares of our common stock on a fully diluted basis (including shares of our common stock underlying options eligible for grant under the 2003 Stock Option Plan, but excluding shares of our common stock underlying any other outstanding convertible securities).

      On March 14, 2003, we granted to Mr. Stevenson options to acquire 548,667 shares of our common stock pursuant to our 2003 Stock Option Plan. Fifty percent of these options vest based on the length of time that these options are held by Mr. Stevenson and 50% of these options vest if certain performance targets are met. In January 2003, our board of directors concluded that Mr. Stevenson had met certain of the performance targets set forth in his employment agreement. However, for purposes of the provisions of Mr. Stevenson's employment agreement related to Mr. Stevenson's bonus and the vesting of options granted to Mr. Stevenson, our board of directors deemed all of these performance targets to have been met. Consequently, of the 548,667 options granted to Mr. Stevenson on March 14, 2003, 274,334 of these options vested immediately. On April 15, 2003, an additional 137,167 of these options will vest (or 274,333 of these options if certain performance targets agreed upon between and our board of directors and Mr. Stevenson are met).

(12) Mr. Stranzl was employed by Morgan Stanley Investment Management, from March 1999 through March 2002.

(13) Mr. Van Dyke is the founder and co-managing principal of Bay Harbour Management L.C. Bay Harbour Management serves as investment advisor for Bay Harbour 90-1, Ltd., Bay Harbour Partners, Ltd., Zurich Institutional Benchmarks Master Fund Ltd. and HFR DS Strategic Master Trust, which collectively owned (as of February 25, 2003) 172,017 shares of our common stock, or approximately 1% of the outstanding shares of our common stock. Bay Harbour Management has voting and investment control over these shares and, accordingly, may be deemed to beneficially own these shares. Mr. Van Dyke is the natural person with voting and investment control over these shares.

      Unless otherwise indicated, the address for the individuals listed above is c/o Globix Corporation, 139 Centre St., New York, NY 10013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Described below are certain transactions that we have entered into with parties that are related to our company.

REGISTRATION RIGHTS AGREEMENT

      On April 23, 2002, we entered into a registration rights agreement with respect to our common stock and the 11% Senior Notes. Under the registration rights agreement, we agreed to file a registration statement on or before the 90th day following the Effective Date of the Plan, relating to the offer and sale of the 11% Senior Notes, including additional notes paid or payable as interest on the 11% Senior Notes, and shares of our common stock. In connection with the registration rights agreement, on July 25, 2002 we filed a Registration Statement on Form S-1 (No. 333-97067) with the Securities and Exchange Commission.

      Subject to certain adjustments, we are required to bear all expenses incident to the registration of the notes and our common stock. We agreed to indemnify the holders of the securities being sold pursuant to the Registration Statement against all liabilities, whether under the securities laws or otherwise, arising out of disclosure deficiencies in the registration statement. Our indemnity obligation does not, however, extend to liability for information pertaining to a holder and furnished to our company by or on behalf of such holder for inclusion in the registration statement.

      Subject to certain adjustments, we are obligated to keep the registration statement continuously effective, supplemented and amended for a period ending on the earlier of:

      - the date on which all of the 11% Senior Notes and the shares of our common stock have been sold pursuant to the registration statement or pursuant to Rule 144 under the Securities Act;

      - the three year anniversary of the date on which the Securities and Exchange Commission declares the registration statement effective; and

      - the date on which there are no longer any shares of our common stock or 11% Senior Notes outstanding.

CONSULTING AGREEMENT WITH CTA

      Our company and CTA are party to a consulting agreement dated as of April 19, 2002. Jared E. Abbruzzese, a member of our board of directors, is the Founder and Chairman of CTA and is actively engaged in all aspects of CTA's business.

      Under this agreement, we engaged CTA to act as the Office of the Chief Restructuring Officer, providing our company with a wide range of business advisory services. The initial term of the agreement ended on October 31, 2002. On November 1, 2002, we extended the CTA consulting agreement through January 31, 2003 and on February 1, 2003 we further extended the CTA consulting agreement through April 30, 2003. As consideration for the services provided by CTA, we pay CTA a monthly fee of $65,000. We also reimburse CTA for its out-of-pocket expenses incurred in connection with rendering services to us during the term of the agreement. In addition to the monthly fee and expense reimbursement, CTA is also entitled to a success fee in the amount of $1,500,000 upon the achievement of certain success milestones.

      CTA was originally introduced to our company as a financial advisor to the unofficial committee of holders of the 12.5% Senior Notes prior to the commencement of our Chapter 11 case. CTA received a total of $594,000 in fees in connection with its service as financial advisor to the unofficial committee and to our company and was reimbursed a total of $46,000 for out-of-pocket expenses through September 30, 2002. As a result of this engagement, we were introduced to Peter K. Stevenson, currently our president and chief executive officer, who was among several CTA representatives providing advisory services to the unofficial committee and to several other clients of CTA unrelated to the company. Mr. Stevenson consulted with CTA from January 2002 until he became our President and CEO. CTA paid Mr. Stevenson consulting fees for such period equal to $67,500. Mr. Stevenson does not own an equity interest in CTA, nor is he actively consulting for or employed by CTA.

      Neither CTA, nor any of its principals or affiliates is currently a stockholder of the company, nor does it hold any debt of our company (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under its existing agreement with our company). However, on March 14, 2003 our board of directors approved the sale to CTA of a warrant exercisable for 500,000 shares of our common stock at an exercise price of $3.00 per share. The purchase price of the warrant is $25,000. Although CTA has not yet purchased this warrant, it currently has the right to do so. If CTA elects to purchase this warrant, this warrant will be immediately exercisable for a period of 10 years from the date of issuance.

      CTA has advised us that in connection with the conduct of its business in the ordinary course it routinely advises clients in, and appears in restructuring cases involving, telecommunications companies throughout the country. CTA has also advised us that certain holders of our common stock and/or debt securities and/or certain of their respective affiliates or principals are current clients of CTA in matters unrelated to our company, former clients of CTA in matters unrelated to our company and affiliates of clients who are (or were) represented by CTA in matters unrelated to our company.

      The consulting services described above were approved by a majority of our disinterested directors. Our board of directors believes that these consulting services are at rates and on terms that are at least as favorable as those that would have been available to us from unaffiliated third parties under the circumstances.

LEASE AGREEMENT BETWEEN NET ONE GROUP, INC. AND CTA

      From September 2002 through December 2002, CTA subleased office space from Net One Group, Inc., a company founded by Mr. Stevenson. CTA paid a total of $4,800 in rent to Net One Group under the sublease.

LIFE INSURANCE AND DISABILITY FOR PETER K. STEVENSON

      Peter K. Stevenson, our President and Chief Executive Officer, receives life insurance and disability insurance benefits in excess of the benefits that are offered to our other employees. These benefits are payable to an entity controlled by Mr. Stevenson. The premiums for these benefits totaled $6,300 for the five month period ended September 30, 2002. These benefits were approved by a majority of our disinterested directors.

ITEM 14. CONTROLS AND PROCEDURES

      Our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) ("Disclosure Controls") are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures for financial reporting ("Internal Controls") are procedures that are designed with the objective of providing reasonable assurance that:

      -     our transactions are properly authorized;

      -     assets are safeguarded against unauthorized or improper use; and

      -     transactions are properly recorded and reported,

      - in each case all to permit the preparation of our financial statements in conformity with U.S. generally accepted accounting principles.

LIMITATIONS ON THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND INTERNAL CONTROLS

      Our management, including our Chief Executive Officer and Acting Chief Financial Officer, does not expect that our Disclosure Controls or Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures related to the control may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ANNUAL EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this annual report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls and Procedures. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded, subject to the limitations noted above, that:

      - the design and operation of our Disclosure Controls were effective to ensure that material information related to our company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified in SEC rules and forms.

      - our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. generally accepted accounting principles.

      No significant changes were made to our Internal Controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

See the financial statements beginning on page F-1.

(b) Exhibits

EXHIBIT                           EXHIBIT DESCRIPTION
-------                           -------------------

2.1 Amended Joint Prepackaged Plan of the Company and certain of the Company's subsidiaries, dated April 8, 2002 (6)

3.1    Amended and Restated Certificate of Incorporation of the Company (7)

3.2    Amended and Restated Bylaws of the Company (7)

4.1 Indenture, dated as of April 23, 2002, between the Company, as issuer, the subsidiary guarantors of the Company named therein and HSBC Bank USA, as trustee, relating to the Company's 11% Senior Notes due 2008 (7)

4.2 Form of Pledge and Security Agreement, dated as of April 23, 2002, between each Subsidiary Guarantor of the Company and HSBC Bank USA, as Collateral Agent/Trustee (7)

4.3    Mortgage, Security Agreement and Fixture Filing, dated as of April 23,
       2002, between 415 Greenwich GC, LLC, as mortgagor and HSBC Bank USA, as
       Collateral Agent/Trustee (7)

4.4    Form of Warrant issuable to Communication Technology Advisors*

10.1   Purchase Agreement between Young Woo and the Company, dated as of June 2,
       1998 **(1)

10.2   Employment Agreement between Robert B. Bell and the Company, dated as of
       July 21, 1999 (2)

10.3 Trust Agreement between the Company and Arnold N. Bressler, as Trustee, dated as of July 21, 1999 (3)

10.4   Employment Agreement between Peter L. Herzig and the Company, dated as of
       October 2, 2001 (4)

10.5 Employment Agreement between Marc Jaffe and the Company, dated as of October 2, 2001 (4)

10.6 Form of Noteholders' and Preferred Stockholders' Lock-Up Agreements, dated January 14, 2002 (5)

10.7   Form of letter agreement between the Company and Marc H. Bell (5)

10.8   Consulting Agreement, dated as of April 19, 2002, between the Company and
       Communication Technology Advisors LLC*

10.9 Agreement between the Company and Communication Technology Advisors, dated as of November 1, 2002 *

10.10 Agreement between the Company and Communication Technology Advisors, dated as of February 1, 2003 *

10.11 Registration Rights Agreement between the Company and the holders of the Company's securities party, dated as of April 23, 2002 *

10.12 Employment Agreement between the Company and Peter K. Stevenson, dated as of April 15, 2002*

10.13  Letter Agreement between the Company and Reid Meintzer, dated July 15,
       2002*

10.14  Letter Agreement between the Company and H. Jameson Holcombe, dated July
       15, 2002*

21     List of Subsidiaries*

99.1   Certification of Chief Executive Officer pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002*

99.2 Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*     Filed herewith.

** Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

(1) Incorporated by reference to the Company's Report on Form 8-K/A filed on September 18, 1998.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 1999.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K filed on December 29, 2000.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed on December 31, 2001.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on January 14, 2002.

(6) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 23, 2002.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002.

(c)   Financial Statement Schedules

See Schedule II - Valuation and Qualifying Accounts contained on page S-1.

(d)   Reports on Form 8-K

      On July 31, 2002, the Company filed a Current Report on Form 8-K related to a change in the Company's accountants.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 26, 2003            GLOBIX CORPORATION


                                 /s/     Peter K. Stevenson
                                 -----------------------------------------------
                                 Peter K. Stevenson
                                 President, Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  March 26, 2003            /s/     PETER K. STEVENSON
                                 ----------------------------------------------
                                 Peter K. Stevenson
                                 President, Chief Executive Officer and
                                 Director (principal executive officer)


Date:  March 26, 2003            /s/     JOHN D. MCCARTHY
                                 ----------------------------------------------
                                 John D. McCarthy
                                 Acting Chief Financial Officer  (principal
                                 financial officer and principal accounting
                                 officer)


Date:  March 26, 2003            /s/     JARED E. ABBRUZZESE
                                 ----------------------------------------------
                                 Jared E. Abbruzzese
                                 Director


Date:  March 26, 2003            /s/     PETER S. BRODSKY
                                 ----------------------------------------------
                                 Peter S. Brodsky
                                 Director


Date:  March 26, 2003            /s/     PETER L. HERZIG
                                 ----------------------------------------------
                                 Peter L. Herzig
                                 Director


Date:  March 26, 2003            /s/     STEVEN LAMPE
                                 ----------------------------------------------
                                 Steven Lampe
                                 Director


Date:  March 26, 2003            /s/     STEVEN G. SINGER
                                 ----------------------------------------------
                                 Steven G. Singer
                                 Director


Date:  March 26, 2003            /s/     BRANDON STRANZL
                                 ----------------------------------------------
                                 Brandon Stranzl
                                 Director


Date:  March 26, 2003            /s/     STEVEN A. VAN DYKE
                                 ----------------------------------------------
                                 Steven A. Van Dyke
                                 Director

                                 CERTIFICATIONS

I, Peter K. Stevenson, certify that:

      1. I have reviewed this annual report on Form 10-K of Globix Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003


                                               /s/Peter K. Stevenson
                                               ------------------------------
                                               Name: Peter K. Stevenson
                                               Title: Chief Executive Officer

I, John D. McCarthy, certify that:

      1. I have reviewed this annual report on Form 10-K of Globix Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


                                       /s/John D. McCarthy
                                       --------------------------------------
                                       Name: John D. McCarthy
                                       Title: Acting Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     PAGE
                                                                                                                     ----

Reports of Independent Public Accountants .......................................................................      F-2
Consolidated Balance Sheets--As of September 30, 2002 (Successor Company) and September 30, 2001
(Predecessor Company)............................................................................................      F-6
Consolidated Statements of Operations--for the Five Months Ended September 30, 2002 (Successor Company),
Seven Months Ended April 30, 2002 (Predecessor Company) and for the Fiscal Years Ended
September 30, 2001 and September 30, 2000 (Predecessor Company) .................................................      F-7
Consolidated Statements of Changes in Stockholders' (Deficit) Equity and Comprehensive Income (Loss)--for the Five
Months Ended September 30, 2002 (Successor Company), Seven Months Ended April 30, 2002 (Predecessor Company) and
for the Fiscal Years Ended September 30, 2001 and September 30, 2000 (Predecessor Company).......................      F-8
Consolidated Statements of Cash Flows--for the Five Months Ended September 30, 2002 (Successor Company),
Seven Months Ended April 30, 2002 (Predecessor Company) and for the Fiscal Years Ended September 30, 2001 and
September 30, 2000 (Predecessor Company).........................................................................      F-9
Notes to Consolidated Financial Statements ......................................................................      F-10
Schedule II - Valuation and Qualifying Accounts..................................................................      S-1

                       REPORT OF INDEPENDENT ACCOUNTANTS

      To the Stockholders and Board of Directors of Globix Corporation:

In our opinion, the accompanying consolidated balance sheet as of September 30, 2002 and the related consolidated statements of operations, cash flows and changes in stockholders' equity present fairly, in all material respects, the consolidated financial position of Globix Corporation and its subsidiaries (the Successor Company) at September 30, 2002 and the consolidated results of their operations and their consolidated cash flows for the five months ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the five months ended September 30, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2, the United States Bankruptcy Court for the District of Delaware confirmed the Company's Prepackaged Plan of Reorganization (the "plan") on April 8, 2002. Confirmation of the plan substantially alters rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on April 25, 2002 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of May 1, 2002.

New York, New York

February 3, 2003 (except with respect to the matters discussed in Note 24, in the fifth paragraph as of February 6, 2003, in the sixth paragraph as of February 24, 2003, in the seventh and eighth paragraphs as of March 14, 2003, and in the ninth paragraph as of March 19, 2003).

                       REPORT OF INDEPENDENT ACCOUNTANTS

      To the Stockholders and Board of Directors of Globix Corporation:

In our opinion, the accompanying consolidated statements of operations, cash flows and changes in stockholders' deficit for the seven months ended April 30, 2002 present fairly, in all material respects, the consolidated results of operations and cash flows of Globix Corporation and its subsidiaries (the Predecessor Company) for the seven months ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the seven months ended April 30, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Globix Corporation and its subsidiaries (the Predecessor Company) as of September 30, 2001, and for the years ended September 30, 2001 and 2000, prior to the adjustments discussed in Notes 3 and 4, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report (which included an explanatory paragraph indicating factors that raise substantial doubt about the Company's ability to continue as a going concern and an explanatory paragraph emphasizing a change in the Company's method of accounting for revenue recognition) dated December 31, 2001.

As discussed in Note 2, the Company filed a petition on March 1, 2002 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Prepackaged Plan of Reorganization was substantially consummated on April 25, 2002 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

As discussed in Note 4, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on May 1, 2002.

As discussed above, the consolidated financial statements of Globix and its subsidiaries (the Predecessor Company) as of September 30, 2001, and for the years ended September 30, 2001 and 2000, were audited by other independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Successor Company as of May 1, 2002. In addition, as described in Note 4, the Company adopted SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002," as of May 1, 2002. As a result, the consolidated financial statements for the year ended September 30, 2000 have been restated to classify the loss on extinguishment of debt in accordance with SFAS No. 145. We audited the transitional disclosures in Note
3. We also audited the adjustments described in Note 4 which were applied to restate the consolidated financial statements for the year ended September 30, 2000. In our opinion, the transitional disclosures are appropriate and the adjustments referred to above are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the September 30, 2001 or 2000 consolidated financial statements of the Predecessor Company other than with respect to such transitional disclosures and adjustments and accordingly, we do not express an opinion or any other form of assurance on the September 30, 2001 or 2000 financial statements taken as a whole.

New York, New York

February 3, 2003 (except with respect to the matters discussed in Note 24, in the fifth paragraph as of February 6, 2003, in the sixth paragraph as of February 24, 2003, in the seventh and eighth paragraphs as of March 14, 2003, and in the ninth paragraph as of March 19, 2003).

This report is a copy of a report previously issued by Arthur Andersen LLP, which has not been reissued by Arthur Andersen LLP. The consolidated balance sheet at September 30, 2000 and the consolidated statements of operations, stockholders' (deficit) equity and cash flows for the year ended September 30, 1999 are not required to be presented in this Form 10-K. The note references in the opinion below are to the financial statements included in the Form 10-K for the year ended September 30, 2001. As discussed in Note 3 to the consolidated financial statements, the Company has revised its consolidated financial statements for the years ended September 30, 2001 and 2000 to include the transitional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", and as discussed in Note 4 to the consolidated financial statements, to reclassify losses on the extinguishment of debt in compliance with SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13 and Technical Corrections as of April 2002," which was adopted by the Company as of May 1, 2002. The Arthur Andersen LLP report does not extend to these changes. The revisions related to these transitional disclosures and reclassifications were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein.

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

/S/ ARTHUR ANDERSEN LLP

New York, New York

                       GLOBIX CORPORATION AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2002 AND 2001
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          September       September
                                                                                           30, 2002        30, 2001
                                                                                         (SUCCESSOR      (PREDECESSOR
                                                                                           COMPANY)        COMPANY)
                                                                                         ----------       -----------
ASSETS
Current assets:
Cash and cash equivalents .........................................................      $  47,562       $ 111,502
Short-term investments ............................................................          5,392              --
Marketable securities .............................................................          1,327           1,610
Accounts receivable, net of allowance for doubtful accounts of $2,565 and $8,052,
     respectively .................................................................          7,060          13,809
Prepaid expenses and other current assets .........................................          7,735           7,785
Restricted cash ...................................................................          1,760           6,984
                                                                                         ---------       ---------
          Total current assets ....................................................         70,836         141,690
Investments, restricted ...........................................................          7,337          26,886
Property, plant and equipment, net ................................................        174,710         356,149
Debt issuance costs, net of accumulated amortization of $1,896 ....................             --          19,006
Intangible assets, net of accumulated amortization of $543 and $2,485, respectively          9,612           4,362
Other assets ......................................................................            225           4,895
                                                                                         ---------       ---------
          Total assets ............................................................      $ 262,720       $ 552,988
                                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portions of capital lease obligations and mortgage payable ................      $   1,520       $   6,687
Accounts payable ..................................................................          8,971          14,022
Accrued liabilities ...............................................................         16,096          20,950
Accrued restructuring .............................................................          1,828           9,191
Accrued interest - 12.5% Senior Notes .............................................             --          12,500
                                                                                         ---------       ---------
          Total current liabilities ...............................................         28,415          63,350
Capital lease obligations, net of current portion .................................          2,807          10,309
Mortgage Payable ..................................................................         20,186          20,441
12..5% Senior Notes ...............................................................             --         600,000
11% Senior Notes ..................................................................        120,000              --
Accrued Interest - 11% Senior Notes ...............................................          5,681              --
Other long term liabilities .......................................................         13,084           7,577
                                                                                         ---------       ---------
          Total liabilities .......................................................        190,173         701,677

Commitments and contingencies (Note 17):
Minority interest in subsidiary ...................................................             --           5,406
Mandatory Redeemable convertible preferred stock ..................................             --          83,230

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value; 500,000,000 shares authorized; 16,460,000 and
     41,920,229 shares issued and outstanding, respectively .......................            165             419
Additional paid-in capital ........................................................         93,112         171,176
Deferred compensation .............................................................             --          (7,097)
Accumulated other comprehensive income (loss) .....................................            401          (2,703)
Accumulated deficit ...............................................................        (21,131)       (399,120)
                                                                                         ---------       ---------
          Total stockholders' equity (deficit) ....................................         72,547        (237,325)
                                                                                         ---------       ---------
          Total liabilities and stockholders' equity (deficit) ....................      $ 262,720       $ 552,988
                                                                                         =========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                  PREDECESSOR
                                                                              SUCCESSOR COMPANY     COMPANY
                                                                              -----------------  -------------
                                                                                 FIVE MONTHS      SEVEN MONTHS
                                                                                    ENDED            ENDED
                                                                                 SEPTEMBER 30,      APRIL 30,
                                                                                     2002            2002
                                                                                 ------------    ------------
Revenue ...................................................................      $     30,723    $     51,273
Operating costs and expenses:
          Cost of revenue (excluding depreciation, amortization, payroll
          and occupancy shown below).......................................            10,458          22,123
          Selling, general and administrative .............................            29,313          57,206
          Loss on impairment of assets ....................................                --           2,578
          Restructuring and other charges .................................                --          24,834
          Depreciation and amortization ...................................             6,060          28,115
                                                                                 ------------    ------------
                   Total operating costs and expenses .....................            45,831         134,856
Loss from operations ......................................................           (15,108)        (83,583)
          Interest and financing expense ..................................            (6,653)        (34,511)
          Interest income .................................................               787           2,024
          Other income ...................................................                275             352
          Other expense ..................................................               (432)           (861)
          Gain (loss) on discharge of debt ................................                --         427,066
          Minority interest in subsidiary .................................                --           5,778
          Reorganization items ............................................                --          (7,762)
          Fresh start accounting adjustments ..............................                --        (148,569)
                                                                                 ------------    ------------
(Loss) Income  before cumulative effect of a change in accounting
principle .................................................................           (21,131)        159,934
Cumulative effect of a change in accounting principle, net of tax                          --              --
                                                                                 ------------    ------------
Net (loss) income .........................................................           (21,131)        159,934
Dividends and accretion on preferred stock ................................                --          (3,178)
                                                                                 ------------    ------------
Net (loss) income attributable to common stockholder ......................      $    (21,131)   $    156,756
                                                                                 ============    ============
(Loss) earnings per common share:
Basic:  Before cumulative effect of a change in accounting
principle .................................................................      $      (1.28)   $       3.96

Cumulative effect of a change in accounting principle .....................                --              --
                                                                                 ------------    ------------
Basic (loss) income per share attributable to common stockholders .........      $      (1.28)   $       3.96
                                                                                 ============    ============
Weighted average common shares outstanding--basic .........................        16,460,000      39,618,856
Diluted: Before cumulative effect of a change in accounting principle .....      $      (1.28)   $       3.30

Cumulative effect of a change in accounting principle .....................                --              --
                                                                                 ------------    ------------
Diluted (loss) income per share attributable to common stockholder ........      $      (1.28)   $       3.30
                                                                                 ============    ============
Weighted average common shares outstanding--diluted .......................        16,460,000      48,507,456

                                                                                    PREDECESSOR COMPANY
                                                                               ----------------------------
                                                                                YEAR ENDED      YEAR ENDED
                                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                                   2001            2000
                                                                               ------------    -------------
Revenue ...................................................................    $    104,210    $     81,287
Operating costs and expenses:
          Cost of revenue (excluding depreciation, amortization, payroll
          and occupancy shown below).......................................          40,609          42,513
          Selling, general and administrative .............................         124,821          98,113
          Loss on impairment of assets ....................................           3,500
          Restructuring and other charges .................................          56,109              --
          Depreciation and amortization ...................................          36,657          18,228
                                                                               ------------    ------------
                   Total operating costs and expenses .....................         261,696         158,854
Loss from operations ......................................................        (157,486)        (77,567)
          Interest and financing expense ..................................         (65,128)        (57,831)
          Interest income .................................................          13,282          24,749
          Other income ....................................................           2,147           2,816
          Other expense ...................................................          (3,526)         (1,037)
          Gain (loss) on discharge of debt ................................              --         (17,577)
          Minority interest in subsidiary .................................              --              --
          Reorganization items ............................................              --              --
          Fresh start accounting adjustments ..............................              --              --
                                                                               ------------    ------------
(Loss) Income  before cumulative effect of a change in accounting
principle .................................................................        (210,711)       (126,447)
Cumulative effect of a change in accounting principle, net of tax                    (2,332)             --
                                                                               ------------    ------------
Net (loss) income .........................................................        (213,043)       (126,447)
Dividends and accretion on preferred stock ................................          (7,104)         (5,768)
                                                                               ------------    ------------
Net (loss) income attributable to common stockholders .....................    $   (220,147)   $   (132,215)
                                                                               ============    ============
(Loss) earnings per common share:
Basic:  Before cumulative effect of a change in accounting
principle .................................................................    $      (5.66)   $      (3.73)

Cumulative effect of a change in accounting principle .....................           (0.06)             --
                                                                               ------------    ------------
Basic (loss) income per share attributable to common stockholder ..........    $      (5.72)   $      (3.73)
                                                                               ============    ============
Weighted average common shares outstanding--basic .........................      38,476,909      35,484,040
Diluted: Before cumulative effect of a change in accounting principle .....    $      (5.66)   $      (3.73)

Cumulative effect of a change in accounting principle .....................           (0.06)             --
                                                                               ------------    ------------
Diluted (loss) income per share attributable to common stockholder ........    $      (5.72)   $      (3.73)
                                                                               ============    ============
Weighted average common shares outstanding--diluted .......................      38,476,909      35,484,040

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                          ADDITIONAL
                                                   COMMON STOCK             PAID-IN        DEFERRED
                                              SHARES         AMOUNT         CAPITAL     COMPENSATION
                                            -----------    -----------    -----------   ------------
Balance, October 1, 1999 (Predecessor
Company) ................................    33,300,020    $       333    $   155,423             --
Issuance of common stock in conjunction
with acquisition ........................       241,236              2          6,180             --
Issuance of common stock upon exercise of
options and warrants, net ...............     3,766,059             38         10,055             --
Dividends and accretion on preferred
stock ...................................            --             --         (5,768)            --
Comprehensive Income (Loss):
    Net loss ............................            --             --             --             --
    Unrealized holding losses ...........            --             --             --             --
    Foreign Currency translation
adjustment ..............................            --             --             --             --

Total Comprehensive Loss ................            --             --             --             --
                                            -----------    -----------    -----------    -----------
Balance, September 30, 2000 (Predecessor
Company) ................................    37,307,315            373        165,890             --

Issuance of common stock in conjunction
with acquisition ........................        80,000              1          1,199             --
Issuance of common stock upon exercise of
options .................................     1,559,424             15          2,486             --
Issuance of restricted stock ............     3,063,490             31          8,968         (8,999)
Amortization of deferred
compensation ............................            --             --             --          1,638

Cancellation of restricted stock ........       (90,000)            (1)          (263)           264
Dividends and accretion on preferred
    stock ...............................            --             --         (7,104)            --
Comprehensive Income (Loss):
    Net loss ............................            --             --             --             --

Unrealized holding losses ...............            --             --             --             --
    Foreign Currency translation
        adjustment ......................            --             --             --             --

Total Comprehensive Loss ................            --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance, September 30, 2001 (Predecessor
Company) ................................    41,920,229            419        171,176         (7,097)

Amortization of deferred compensation ...            --             --             --          7,027
Cancellation of restricted stock ........       (23,750)            --            (70)            70
Dividends and accretion on preferred
stock ...................................            --             --         (3,178)            --
Comprehensive Income (Loss):
    Net income ..........................            --             --             --             --
    Unrealized holding gains ............            --             --             --             --
Foreign Currency
translation adjustment ..................            --             --             --             --
Total Comprehensive Income ..............            --             --             --             --
Fresh start accounting adjustments ......   (25,436,479)          (254)       (74,816)            --
                                            -----------    -----------    -----------    -----------

Balance, May 1, 2002 (Successor
  Company) ..............................    16,460,000            165         93,112             --
Comprehensive Income Loss:
    Net loss ............................            --             --             --             --
    Unrealized holding losses ...........            --             --             --             --
Foreign Currency
translation adjustment ..................            --             --             --             --

Total Comprehensive Loss ................            --             --             --             --
                                            -----------    -----------    -----------    -----------

Balance, September 30, 2002 (Successor
Company) ................................    16,460,000    $       165    $    93,112    $        --
                                            ===========    ===========    ===========    ===========

                                           ACCUMULATED
                                               OTHER                         TOTAL
                                           COMPREHENSIVE                 STOCKHOLDERS'
                                              (LOSS)       ACCUMULATED     (DEFICIT)
                                              INCOME         DEFICIT        EQUITY
                                           ------------    -----------   -------------
Balance, October 1, 1999 (Predecessor
Company) ................................   $    10,279    $   (59,630)   $   106,405
Issuance of common stock in conjunction
with acquisition ........................            --             --          6,182
Issuance of common stock upon exercise of
options and warrants, net ...............            --             --         10,093
Dividends and accretion on preferred
stock ...................................            --             --         (5,768)
Comprehensive Income (Loss):
    Net loss ............................            --       (126,447)            --
    Unrealized holding losses ...........        (5,763)            --             --
    Foreign Currency translation
adjustment ..............................        (2,732)            --             --

Total Comprehensive Loss ................            --             --       (134,942)
                                            -----------    -----------    -----------
Balance, September 30, 2000 (Predecessor
Company) ................................         1,784       (186,077)       (18,030)

Issuance of common stock in conjunction
with acquisition ........................            --             --          1,200
Issuance of common stock upon exercise of
options .................................            --             --          2,501
Issuance of restricted stock ............            --             --             --
Amortization of deferred
compensation ............................            --             --          1,638

Cancellation of restricted stock ........            --             --             --
Dividends and accretion on preferred
    stock ...............................            --             --         (7,104)
Comprehensive Income (Loss):
    Net loss ............................            --       (213,043)            --

Unrealized holding losses ...............        (5,539)            --             --
    Foreign Currency translation
        adjustment ......................         1,052             --             --

Total Comprehensive Loss ................            --             --       (217,530)
                                            -----------    -----------    -----------

Balance, September 30, 2001 (Predecessor
Company) ................................        (2,703)      (399,120)      (237,325)

Amortization of deferred compensation ...            --             --          7,027
Cancellation of restricted stock ........            --             --             --
Dividends and accretion on preferred
stock ...................................            --             --         (3,178)

Comprehensive Income (Loss):
    Net income ..........................            --        159,934             --
    Unrealized holding gains ............         1,185             --             --
Foreign Currency
translation adjustment ..................        (1,807)            --             --
Total Comprehensive Income ..............            --             --        159,312
Fresh start accounting adjustments ......         3,325        239,186        167,441
                                            -----------    -----------    -----------

Balance, May 1, 2002 (Successor
  Company) ..............................            --             --         93,277
Comprehensive Income Loss:
    Net loss ............................            --        (21,131)            --
    Unrealized holding losses ...........        (1,430)            --             --
Foreign Currency
translation adjustment ..................         1,831             --             --

Total Comprehensive Loss ................            --             --        (20,730)
                                            -----------    -----------    -----------

Balance, September 30, 2002 (Successor
Company) ................................   $       401    $   (21,131)   $    72,547
                                            ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                              SUCCESSOR COMPANY                     PREDECESSOR COMPANY
                                                              -----------------     -----------------------------------------------
                                                                                    SEVEN MONTHS
                                                              FIVE MONTHS ENDED         ENDED          YEAR ENDED       YEAR ENDED
                                                                SEPTEMBER 30,         APRIL 30,        SEPTEMBER         SEPTEMBER
                                                                      2002              2002           30, 2001          30, 2000
                                                              -----------------     ------------       ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) Income .........................................        $ (21,131)        $ 159,934         $(213,043)        $(126,447)
Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation and amortization .........................            6,060            28,115            36,657            18,228
    Provision for uncollectible receivables ...............            1,904             4,284            14,119             2,701
    Services contributed to minority-owned subsidiary ....                --               372                --
    Gain on debt discharge ................................               --          (427,066)               --            17,577
    Cumulative effect of a change in accounting principle .               --                --             2,332                --
    Restructuring and other charges (net of cash payments).               --             8,233            22,889                --
    Gain on sale of short-term investments ................               --                --            (1,459)           (1,238)
    Unrealized loss on short- term investment .............               57                --                --                --
    Loss on impairment of investment ......................               --               490             3,250                --
    Loss on impairment of operating assets ................               --             2,578             3,500                --

    Gain on sale of marketable securities .................               --               (27)             (663)             (601)
    Amortization of debt issuance costs ...................               --               650             1,177             1,022
    Amortization of deferred compensation .................               --             7,027             1,638                --
    Write-off of note receivable ..........................            4,078                --                --
    Minority interest in subsidiary .......................               --            (5,778)               --                --
    Fresh start accounting adjustment .....................               --           148,569                --                --
Changes in operating assets and liabilities:
Accounts receivable .......................................            3,565            (3,449)           (6,526)          (15,922)
Prepaid expenses and other current assets .................            4,210            (4,574)           (3,309)             (227)
Other assets ..............................................               16                54            (3,567)              366
Accounts payable ..........................................            1,362            (5,181)            2,303            (1,270)
Accrued liabilities .......................................             (468)            1,950               947             7,827
Accrued restructuring .....................................           (1,294)           (7,117)               --                --
Accrued interest ..........................................            5,500            31,431                (2)            3,539
Other .....................................................             (180)             (179)             (786)              127
                                                                   ---------         ---------         ---------         ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .......            3,679           (59,684)         (140,543)          (94,318)
                                                                   ---------         ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in short-term investments                                  (5,449)               --                --                --
Proceeds from sale of short-term investments ..............               --                --            10,180                --
Use of (investment in) restricted cash and investments ....              166            24,235             9,308            (7,628)
Proceeds from sale of marketable securities ...............               --                64             1,426             1,125
Return of (investment in) strategic investments ...........               51               193                --            (1,033)
Purchases of property, plant and equipment ................           (1,229)          (18,650)         (134,185)         (142,589)
Purchase of Comstar.net, Inc., net of cash acquired .......               --                --                --               186
                                                                   ---------         ---------         ---------         ---------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   (6,461)            5,842          (113,271)         (149,939)
                                                                   ---------         ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants, net .               --                --             2,501            10,093
Capital contribution in minority-owned subsidiary .........               --                --             5,406                --
Proceeds from 12.5% Senior Notes offering, net of offering
expenses ..................................................               --                --                --           580,000
Repayments on 13% Senior Notes ............................               --                --                --          (170,400)
Proceeds from issuance of preferred stock, net ............               --                --                --            75,250
Payments of dividends on preferred stock ..................               --                --            (1,500)           (3,475)
Proceeds from mortgage payable, net .......................               --                --                --            20,064
Repayments of mortgage payable and capital lease
obligations ...............................................           (2,279)           (4,946)           (6,020)           (2,137)
                                                                   ---------         ---------         ---------         ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .......           (2,279)           (4,946)              387           509,395
                                                                   ---------         ---------         ---------         ---------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS ...............................................              (99)                8             1,052            (2,732)
                                                                   ---------         ---------         ---------         ---------

NET (DECREASES) INCREASES IN CASH AND CASH EQUIVALENTS                (5,160)          (58,780)         (252,375)          262,406
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        52,722           111,502           363,877           101,471
                                                                   ---------         ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  47,562         $  52,722         $ 111,502         $ 363,877
                                                                   =========         =========         =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest ....................................        $     975         $   2,101         $  78,289         $  55,260
Cash paid for income taxes ................................               --                --         $      34         $      72
Non-cash investing and financing activities:
       Equipment acquired under capital lease obligations .        $      --         $   1,036         $  19,475                --
Capital expenditures included in accounts payable,
accrued liabilities and other long term liabilities .......        $     168         $     273         $  12,557         $   8,287
       Cumulative dividends and accretion on preferred
stock .....................................................        $      --         $   3,178         $   7,104         $   2,293
Mandatorily redeemable convertible preferred
stock .....................................................        $      --         $  83,230                --                --
Restructuring of debt .....................................        $      --         $ 427,066                --                --

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION

      Globix Corporation and its subsidiaries ("Globix", the "Company" or the "Successor Company") is a provider of Internet solutions to businesses. The solutions include secure and fault-tolerant Internet data centers with network services providing network connectivity to the Internet and Internet-based managed and application services, which include co-location, dedicated hosting, streaming media, and messaging services. The Company currently offers services from facilities in New York City, New York, Santa Clara, California, Atlanta, Georgia and London, England.

      The financial statements presented have been prepared by the Company in accordance with generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission. As a result of the application of fresh start accounting under the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as of May 1, 2002 the Company's financial results for the fiscal year ended September 30, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For the purposes of these financial statements, references to the "Predecessor Company" are references to the Company for periods prior to April 30, 2002 (the last day of the calendar month in which the Company emerged from bankruptcy) and references to the "Successor Company" are references to the Company for periods subsequent to April 30, 2002. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements. Although April 25, 2002 was the Effective Date of our emergence from bankruptcy, for financial reporting convenience purposes, we accounted for the consummation of the Plan as of April 30, 2002, which is our normal financial closing period for the month of April.

      The Company historically has experienced negative cash flow from operations and has incurred net losses. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to continue to grow its revenue and achieve further operating efficiencies. For the five month period ended September 30, 2002, the Company had a net loss of approximately $21,100. The Company is dependent upon its cash on hand and cash generated from operations to support its capital requirements. Although no assurances can be given, the Company's management believes that actions taken by the Company pursuant to the Plan, including company downsizing, headcount reductions and other cost reductions, as well as cost control measures and the restructuring of its outstanding debt in connection with the Plan, have positioned the Company to maintain sufficient cash flows from operations to meet its operating, capital and debt service requirements for the next 12 months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, or in attracting new customers, or in maintaining its existing customer base. Moreover, despite the Company's restructuring, it has continued to experience significant decreases in revenue and low levels of new customer additions in the period following its restructuring. In the future, the Company may make acquisitions or repurchase indebtedness of the Company which, in turn, may adversely affect the Company's liquidity.


      The following table describes the periods presented in the financial statements and related notes thereto:

     PERIOD                                              REFERRED TO AS
     ------                                              --------------

     From May 1, 2002 through September 30, 2002         "Successor Company"

     From October 1, 2001 through April 30, 2002         "Predecessor Company"
       and for the fiscal years ended
       September 30, 2001 and 2000


2. REORGANIZATION AND EMERGENCE FROM CHAPTER 11

      On March 1, 2002, the Company and two of its wholly-owned subsidiaries, Comstar.net, Inc. and ATC Merger Corp., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged Plan of Reorganization (the "Plan") with the United States Bankruptcy Court for the District of Delaware. The Company continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay its employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing.

      On April 8, 2002, the bankruptcy court confirmed the Plan. Effective April 25, 2002 (the "Effective Date"), all conditions necessary for the Plan to become effective were satisfied or waived and the Company emerged from Chapter 11 bankruptcy protection.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      As of the Effective Date of the Plan, all of the Company's existing securities were cancelled and:

      - each holder of the Company's 12.5% Senior Notes due 2010 (the "12.5% Senior Notes"), became entitled to receive, in exchange for its claims in respect of the 12.5% Senior Notes, its pro rata share of:

            - $120,000 in aggregate principal amount of the Company's 11% Senior Secured Notes due 2008 (the "11% Senior Notes"), and

            - 13,991,000 shares of the Company's common stock, representing 85% of the shares of the Company's common stock issued and outstanding following the Effective Date of the Plan;

      - each holder of shares of the Company's preferred stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of these shares of preferred stock, its pro rata share of 2,304,400 shares of the Company's common stock, representing 14% of the shares of the Company's common stock issued and outstanding following the Effective Date of the Plan; and

      - each holder of shares of the Company's common stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of these shares of common stock, its pro rata share of 164,600 shares of the Company's common stock, representing 1% of the shares of the Company's common stock issued and outstanding following the Effective Date of the Plan.

            All of the shares of the Company's common stock issued pursuant to the Plan are subject to dilution by the exercise of management incentive stock options, representing up to 10% of the shares of the Company's issued and outstanding common stock on a fully-diluted basis following the Effective Date of the Plan.

      A total of 16,460,000 shares of the Company's common stock and $120,000 in aggregate principal amount of the 11% Senior Notes were deemed to be issued and outstanding on the Effective Date pursuant to the terms of the Plan, and are deemed to be issued and outstanding for purposes of these financial statements. As of September 30, 2002, however, no shares of the Company's common stock or 11% Senior Notes had been distributed. In October 2002, the Company distributed a total of 16,295,400 shares of common stock and $120,000 in aggregate principal amount of 11% Senior Notes. Pursuant to the terms of a Stipulation and Order that the Company entered into with the lead plaintiffs in the class action lawsuit described in Note 17, 229,452 of these shares of common stock and $1,968 in aggregate principal amount of these 11% Senior Notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires the Company to pay an amount in excess of its liability insurance, then the Company will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10,000 or greater) or a portion of (in the event that this excess is less than $10,000) of the shares of common stock and 11% Senior Notes held in escrow. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date, which are allocable under the terms of the Plan to the holders of the Company's common stock outstanding immediately prior to the Effective Date of the Plan, will occur following the resolution of the shareholder derivative suit against the Company and certain of former officers and directors described in Note 17.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

      The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.

      Significant estimates include estimates of the collectibility of accounts receivable, the useful lives and ultimate realizability of property, equipment, intangible assets, deferred tax assets and restructuring reserves. The market for the Company's services is characterized by intense competition and could impact the future realizability of the Company's assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. Included in the Company's consolidated results is a 0.01% owned subsidiary, 415 Greenwich GC Tenant, LLC. The Company controls all financial aspects of this entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

      Revenue consists primarily of managed hosting and dedicated Internet access fees, sales of systems administration and application services such as streaming media, network security and administration and network monitoring.

      The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 101 "Revenue Recognition in Financial Statements," as amended. SAB No. 101 expresses the view of the Securities and Exchange Commission's staff in applying U.S. generally accepted accounting principles to certain revenue recognition issues. Under the provisions of SAB No. 101, set up and installation revenue are deferred and recognized over the estimated length of the customer relationship, which in the case of the Company's business is approximately 36 months. Prior to April 30, 2002, the estimated length of the customer relationship was 12-18 months. Effective October 1, 2000, the Company changed its revenue recognition method for set up and service installation fees upon the adoption of SAB No. 101. Prior to the Company's adoption of SAB No. 101, the Company recognized revenue immediately upon completion of set up or installation. The change in accounting principle resulted in a revenue deferral and cumulative effect charge totaling $2,332, or $0.06 per share, which was reflected in the Company's consolidated statements of operations for the fiscal year ended September 30, 2001. The Company's adoption of SAB No. 101 decreased the Company's net loss by $547 for the fiscal year ended September 30, 2001. The effect of the Company's adoption of SAB No. 101 for the fiscal year ended September 30, 2000 was not material.

      Monthly service revenue related to managed hosting and Internet access is recognized over the period that services are provided. Revenue derived from application services is recognized at the completion of a project. Projects are generally completed within a month. Payments received in advance of providing services are deferred until the period that these services are provided.

      The Company provided $802 and purchased $551 of data center services from a telecommunications operator during the year ending September 30, 2002. $318 of the transactions billed were settled monetarily, with the balance of $445 settled by offsetting or netting the remainder

Cost of Revenue

      Cost of revenue consists primarily of telecommunications costs for Internet access and managed hosting

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

and includes the cost of hardware and software purchased for resale to customers. Cost of revenue excludes payroll, occupancy and depreciation and amortization. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to the Company's network, leased line and associated costs related to connecting with the Company's peering partners and costs associated with leased lines connecting the Company's facilities to its backbone and aggregation points of presence.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses consist primarily of salaries and occupancy costs for executive, financial, operational and administrative personnel and related operating expenses associated with network operations, customer service and field services as well as marketing expenses, professional fees and bad debt expense.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash and investments, marketable securities and accounts receivable. The Company maintains cash and cash equivalents, short-term investments and restricted cash and investments with various major financial institutions, which invest primarily in U.S. Government instruments, high quality corporate obligations, certificates of deposit and commercial paper.

      The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the large number and geographic dispersion of the Company's customers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. The Company's management makes estimates of the uncollectibility of its trade accounts receivable on a monthly basis. No single customer of the Company individually comprised more than 10% of the Company's revenues in the seven month period ended April 30, 2002 and in the five month period ended September 30, 2002.

      In December 2000, the Company received a note for $4,100 relating to the settlement of a lease of a data center property. This note was to be paid on either the sale of the property, the lease of at least 95% of the property, or two years from the date of the note. The obliger has indicated that it has insufficient funds to satisfy the debt and does not intend to make payment. While the Company has made demand and intends to vigorously pursue legal remedy, in light of the financial condition of the obliger, the Company has written off the entire amount.

Cash, Cash Equivalents and Restricted Cash

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

      Included in restricted cash are funds held in escrow related to a mortgage on the Company's property located at 139 Centre Street, collateral funds for the Company's corporate credit card and required share capital held in escrow for the Company's European subsidiaries. These funds are primarily invested in highly liquid investments with an original maturity of three months or less. The classification is determined based on the expected term of the collateral requirement and not the maturity date of the underlying securities.

Marketable Securities

      Investments in marketable securities are reported at fair value. Unrealized gains and losses from those securities, which are classified as available-for-sale, are reported as "unrealized holding gains and losses" as a separate component of stockholders' equity. At September 30, 2002, marketable securities had a cost basis of approximately $2,800.

Investments

      Short-term investments consist of an investment in a limited partnership which invests in fixed income securities and certain investments which do not meet the requirements to be reported as cash and cash equivalents. The limited partnership is accounted for on a "mark-to-market" basis. At September 30, 2002 the limited

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

partnership had a cost basis of $5,000 and the unrealized loss from the "mark to market" adjustment of $57 was recorded in the Company's consolidated statement of operations.

      Also included in short-term investments are investments in mortgage and asset backed securities which do not meet the requirements to be reported as cash and cash equivalents. These investments are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss in stockholders' equity. At September 30, 2002, these investments had a cost and fair value of $449.

      Included in restricted investments as of September 30, 2002 are collateral funds for the note payable of $2,600, collateralized funds for the Rabbi Trust obligation of $2,756 described in Note 11 which is included in other long-term liabilities and amounts held in escrow related to the lease of the Company's facility located at Prospect House, 80 New Oxford Street, London, United Kingdom of $1,981. These funds are primarily invested in highly liquid investments with an original maturity of three months or less. The classification is determined based on the expected term of the collateral requirement and not the maturity date of the underlying securities.

      Included in restricted investments as of September 30, 2001 are collateral funds for the note payable of $2,600, collateralized funds for the Rabbi Trust obligation of $2,292 described in Note 9 which is included in accrued liabilities, amounts held in escrow related to the lease of the Company's facility located at Prospect House, 80 New Oxford Street, London, United Kingdom of $1,872, amounts held in escrow related to the lease of the Company's facility located at 1 Oliver's Yard, 55-71 City Road, London, United Kingdom of $18,406 and amounts held in escrow related to the lease of the Company's other facilities of $1,716. These funds are primarily invested in highly liquid investments with an original maturity of three months or less. The classification is determined based on the expected term of the collateral requirement and not the maturity date of the underlying securities.

Property, Plant and Equipment

      Property, plant and equipment are stated at depreciated historical cost for the Predecessor Company adjusted for impairment and include fresh start adjustments for the Successor Company . All identifiable assets recognized in accordance with fresh start accounting were recorded at the Effective Date of the Plan based upon an independent appraisal. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:


Buildings and building improvements                         10 to 44 years
Computer hardware and software and network equipment        two to seven years
Office furniture and equipment                              three to seven years


      Leasehold improvements are amortized over the term of the lease or life of the asset, whichever is shorter. Maintenance and repairs are charged to expense as incurred. The cost of additions and betterments are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the applicable accounts and any gain or loss is taken into income.

INTANGIBLE ASSETS

      The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and other Intangible Assets "("SFAS 142") at the Effective Date of the Plan. SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but, will be tested at least annually for impairment. If an impairment is indicated then the asset will be written down to its fair value typically based upon its future expected discounted cash flows.

      For the seven month period ended April 30, 2002 and the fiscal years ended September 30, 2001 and 2000, goodwill amortization amounted to $1,141, $2,604 and $190, respectively. If the Company had adopted SFAS 142 as of October 1, 1999 and discontinued goodwill amortization, the Company's net income and loss per common share on a pro forma basis would have been as follows:

PRO FORMA RESULTS                                                                          PREDECESSOR COMPANY
                                                                        ----------------------------------------------------------
                                                                         SEVEN MONTHS            YEAR                YEAR
                                                                            ENDED                ENDED               ENDED
                                                                        APRIL 30, 2002      SEPTEMBER 30, 2001  SEPTEMBER 30, 2000
                                                                        --------------      ------------------  ------------------
Net income (loss)                                                          $ 159,934             $(213,043)          $(126,447)
   Addback of goodwill amortization                                            1,141                 2,604                 190
Adjusted net income (loss)                                                   161,075              (210,439)           (126,257)
   Dividends and accretion on preferred stock                                 (3,178)               (7,104)             (5,768)
                                                                           ---------             ---------           ---------
Adjusted net income (loss) attributable to common stockholders             $ 157,897             $(217,543)          $(132,025)
                                                                           =========             =========           =========
Adjusted earnings (loss) per common share:

Basic earnings (loss) per share attributable to common stockholders        $    3.99             $   (5.65)          $   (3.72)
                                                                           =========             =========           =========
Diluted earnings (loss) per share attributable to common stockholders      $    3.32             $   (5.65)          $   (3.72)
                                                                           =========             =========           =========

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      Intangible assets of the Successor Company are as follows:

            -     trademark and trade name;

            -     network build-out/know-how; and

            -     customer contracts.

      The trademark and trade name and identifiable assets are considered indefinite-lived intangible assets. Accordingly, trademarks and trade name are not amortized but are periodically reviewed for impairment. The network build-out/know-how and customer contracts identifiable assets are considered finite-lived intangible assets. Finite-lived intangible assets are amortized over their useful lives. The network build-out/know-how intangible asset is being amortized over eight years and the customer contracts intangible assets are being amortized over three years.

Long-Lived Assets

      The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on the Effective Date of the Plan. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 generally conforms, among other things, impairment accounting for assets to be disposed of, including those in discontinued operations.

      At September 30, 2001, in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company recorded an estimated loss on impairment of operating assets of $3,500. In the seven month period ended April 30, 2002, the Company determined that impaired assets previously held for disposal were to be used in operations and, accordingly, $643 of this charge was not impaired. In addition, the Company recorded a loss on the impairment of intangible assets in the amount of $3,221 for the seven month period ended April 30, 2002. The impairment was due to the acquisition of Comstar.net, Inc., which ceased operations.

      The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is indicated if the sum of the expected net cash flows is less than the carrying amount of the long-lived assets being evaluated. Measurement of any impairment is calculated as the difference between the carrying amount of the long-lived assets being evaluated and the fair value. The Company determines the estimated fair market value of the assets based on the anticipated future cash flows discounted at rates commensurate with the risks involved.

Income Taxes

      Deferred income taxes are provided for differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that these assets will not be realized. Certain tax benefits existed as of the Effective Date of the Plan but were offset by valuation allowances. The utilization of these benefits to reduce income taxes paid to U.S. Federal and state and foreign jurisdictions does not reduce the Company's income tax expense. Realization of net operating loss, tax credits and other deferred tax benefits from pre-emergence attributes will first reduce intangible assets until exhausted, and thereafter will be credited to additional paid in capital.

Comprehensive Income

      SFAS No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

includes amounts that historically have not been recognized in the calculation of net income. Comprehensive Income and Accumulated Other Comprehensive Income
(Loss) includes net income, foreign currency translation, and unrealized gain
(loss) on financial instruments and is included in the Consolidated Statements of Stockholders' Equity (Deficit).

Foreign Currency Translation

      The financial statements of the Company's foreign subsidiaries have been translated in accordance with SFAS No. 52, "Foreign Currency Translation". These subsidiaries' assets and liabilities are translated into U.S. Dollars at the year-end rate of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting foreign currency translation adjustment is included in stockholders' equity as a component of accumulated other comprehensive income. Transaction gains and losses are recorded in the consolidated statement of operations.

Stock-Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") for recognizing stock-based compensation expense for financial statement purposes. Under APB No. 25, the Company applied the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted to employees, because options are only granted at a price equal to or higher than fair value on the day of grant. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized.

      The following table illustrates the effect on income from continuing operations and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Globix option is calculated using the Black-Scholes option-pricing model.

                                                                            PREDECESSOR COMPANY
                                                            -----------------------------------------------
                                                             SEVEN MONTH
                                                            PERIOD ENDED
                                                            --------------
                                                            APRIL 30, 2002        2001              2000
                                                            --------------    -----------       -----------
            Pro forma net income (loss) attributable to
            common stockholders                              $   151,621      $  (228,599)      $  (139,340)
                                                             ===========      ===========       ===========
            Pro forma basic earnings (loss) per share
             attributable to common stockholders             $      3.83      $     (5.94)      $     (3.93)
                                                             ===========      ===========       ===========
            Pro forma diluted earnings (loss) per share
            attributable to common stockholders              $      3.19      $     (5.94)      $     (3.93)
                                                             ===========      ===========       ===========

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts, as additional stock option awards are anticipated in future years, and awards prior to the Effective Date have been cancelled.

Earnings (Loss) Per Share

      Basic earnings or loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding for each of the periods presented had been converted, but not included in the calculation of diluted loss per share because such shares are antidilutive:

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                  PREDECESSOR COMPANY
                                                  -------------------
                                     SEVEN MONTHS             SEPTEMBER 30,
                                         ENDED         --------------------------
                                     APRIL 30, 2002       2001             2000
                                     --------------    ----------      ----------
      Convertible preferred stock                --     8,617,300       8,000,000
      Stock Options                      10,021,258    10,394,781      10,298,692
      Warrants                              194,797       194,797         194,797
                                         ----------    ----------      ----------
                                         10,216,055    19,206,878      18,493,489
                                         ==========    ==========      ==========

      All options and warrants outstanding on the Effective Date of the Plan were cancelled as of the Effective Date of the Plan. At September 30, 2002 there were no dilutive securities outstanding. Although the Successor Company's common stock was not distributed until after September 30, 2002, the Plan provides that the 16,460,000 shares of the Company's common stock issuable under the Plan were deemed to be issued and outstanding as of the Effective Date of the Plan. Accordingly, for purposes of these financial statements 16,460,000 shares of the Company's common stock are deemed to have been issued and outstanding as of September 30, 2002.

      In April 1998, the Company completed a $160.0 million debt financing consisting of 160,000 units, each unit consisting of a note in the principal amount of one thousand dollars and one warrant to purchase 14.08 shares of common stock (total of 2,252,800 shares of common stock) at a purchase price of $3.51 per share. Of the 2,252,800 shares underlying the original 160,000 warrants, 194,797 shares remained, until the Effective Date.

      The following is a reconciliation of basic earnings per share to diluted earnings per share:

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                 Predecessor Company
                                                    ---------------------------------------------
                                                           Seven months ended April 30, 2002
                                                    ---------------------------------------------
                                                        Numerator     Denominator      Per Share
                                                    Income or (loss)     Shares          Amount
                                                    ---------------   -----------      ----------
Basic earnings per share
  Net income                                          $  159,934
   Dividends and accretion on preferred stock             (3,178)
                                                      ----------       ----------
  Net income attributable to common stockholders         156,756       39,618,856      $     3.96
                                                      ==========                       ==========

Addback of dividends on preferred stock                    3,178        8,888,600

Diluted earnings per share
                                                      ----------       ----------
  Net income attributable to common stockholders      $  159,934       48,507,456      $     3.30
                                                      ==========       ==========      ==========

Recent Accounting Pronouncements

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. Under current operations, adoption of FIN 45 is not expected to have a material impact on the Company's results of operations or financial position. FIN 45 will be effective for the Company's fiscal year ending September 30, 2003.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No.
123. In addition, SFAS No. 148 mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. Consequently, the Company does not expect this standard to have a material impact on its consolidated financial position or results of operations.

4. FRESH START ACCOUNTING

      Although April 25, 2002 was the effective date of the Company's emergence from bankruptcy, for financial reporting purposes the Company accounted for the consummation of the Plan as of April 30, 2002. The Company employed an independent third party to determine the enterprise value of the Company as of the emergence date. The third party determined the enterprise value to be $240,000. This amount was based upon several generally accepted valuation methodologies including discounted cash flows, comparable public company analysis and comparable mergers and acquisitions analysis. The assigned equity values are based upon the reorganized value of the ongoing business and include significant estimates made by management based on information available as of the Effective Date. Valuation methodologies require the input of highly subjective assumptions. Actual future results and events could differ substantially from current estimates and assumptions. Any changes in valuation could affect the Company's balance sheet.

      In accordance with the principles of fresh start accounting, the Company has adjusted the value of its assets and liabilities to their fair values as of April 30, 2002. The equity value of the Successor Company at May 1, 2002 was calculated as follows:

Enterprise Value                                                      $ 240,000
11% Senior Notes                                                       (120,000)
Mortgage Payable                                                        (20,536)
Capitalized Leases                                                       (6,187)
                                                                      ---------
Equity value of Successor Company                                     $  93,277
                                                                      =========

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      We engaged the services of an independent third party to perform a valuation analysis of certain tangible and intangible assets. The valuation of the subject assets was performed following standards promulgated by the American Society of Appraisers and is in compliance with the Uniform Standards of Professional Appraisal Practices. The tangible assets were valued using the costs and market comparables methods. The intangible assets were valued using the income approach and the cost approach methods.

      The net effect of all fresh start accounting adjustments resulted in a charge of $148,569 which is reflected in the Predecessor Company's statement of operations for the seven month period ended April 30, 2002. The interest of $11,507 on the 12.5% Senior Notes for the period March 1, 2002 through the Effective Date was not accrued in accordance with SOP 90-7.

      On the Effective Date of Plan, the Company recognized a gain of $427,066 associated with the exchange of the 12.5% Senior Notes for the 11% Senior Notes and shares of the Company's common stock under the Plan. The Successor Company's gain on discharge of debt at April 30, 2002 was calculated as follows:

Carrying value of 12.5% Senior Notes                                        $ 600,000
Carrying value of related accrued interest                                     43,750
Carrying value of 11% Senior Notes                                           (120,000)
Carrying value of capitalized costs associated with 12.5% Senior Notes        (17,398)
85% of equity value of Successor Company                                      (79,286)
                                                                            ---------
   Gain on discharge of debt                                                $ 427,066
                                                                            =========

The effects of the transactions contemplated by the Plan and the application of fresh start accounting on the Company's consolidated balance sheet are as follows:

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                                     Successor
                                                              Predecessor                                             Company
                                                                Company              Debt            Fresh Start      April 30,
                                                             April 30, 2002        Discharge         Adjustment(1)      2002
                                                             --------------       -----------        ----------      ----------
ASSETS
      Cash and cash equivalents                                 $  52,722          $      --          $      --       $  52,722
      Marketable securities                                         2,757                 --                 --           2,757
      Accounts receivable, net                                     11,959                 --                 --          11,959
      Prepaid expenses and other current assets                    17,264                 --             (2,024)         15,240
      Restricted cash                                               4,018                 --                 --           4,018
                                                                ---------          ---------          ---------       ---------

Total current assets                                               88,720                 --             (2,024)         86,696

      Investments, restricted                                       5,114                 --                 --           5,114
      Property, plant and equipment, net                          333,063                 --           (155,693)        177,370
      Debt issuance costs, net                                     18,250            (17,398)(a)           (852)             --
      Intangible assets, net                                           --                 --             10,155          10,155
      Other assets                                                    500                 --               (208)            292
                                                                ---------          ---------          ---------       ---------
TOTAL ASSETS                                                    $ 445,647          $ (17,398)         $(148,622)      $ 279,627
                                                                =========          =========          =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Current portions of capital lease obligations
      and mortgage payable                                      $   5,239          $      --          $  (1,690)      $   3,549
      Accounts payable                                              7,782                 --               (110)          7,672
      Accrued liabilities                                          26,067             (2,713)(b)         (2,264)         21,090
      Accrued restructuring                                         3,122                 --                 --           3,122
                                                                ---------          ---------          ---------       ---------

Total current liabilities                                          42,210             (2,713)            (4,064)         35,433

Liabilities not subject to compromise:
      Capital lease obligations, net of current portion             6,383                 --             (3,499)          2,884
      Mortgage payable                                             20,291                 --                 --          20,291
      11% Senior Notes                                                 --            120,000(c)              --         120,000
      Other long term liabilities                                     232                 --              7,510           7,742
                                                                ---------          ---------          ---------       ---------

      Total liabilities not subject to compromise                  69,116            117,287                (53)        186,350
Liabilities subject to compromise                                 643,750          (643,750)(c),(d)          --              --
                                                                ---------          ---------          ---------       ---------

      Total liabilities                                           712,866           (526,463)               (53)        186,350

Mandatorily Redeemable Convertible Preferred Stock                 83,695            (83,695)(e)             --              --

Total stockholders' (deficit) equity                             (350,914)           592,760           (148,569)         93,277
                                                                ---------          ---------          ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY            $ 445,647          $ (17,398)         $(148,622)      $ 279,627
                                                                =========          =========          =========       =========

(a)   To remove debt issuance cost associated with the 12.5% Senior Notes.
(b)   To remove accrued dividends payable on mandatorily redeemable convertible preferred stock.
(c)   To exchange 12.5% Senior Notes for 11.0% Senior Notes.
(d)   To remove accrued interest on 12.5% Senior Notes.
(e)   To remove mandatorily redeemable convertible preferred stock.

(1)   To adjust assets and liabilities to fair value.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      Pursuant to the requirements of SOP 90-7, which requires entities subject to fresh start accounting to adopt, in the fresh start reporting period, new accounting principles that will be required in the financial statements of the emerging entity within 12 months of the fresh start reporting period. The Company adopted the provisions of new accounting standards upon emergence from bankruptcy.

      In July 2001,the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The Company adopted SFAS No 141 on May 1, 2002, which had no impact on the Company's results of operations or financial condition.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted the requirements of SFAS No. 142 effective May 1, 2002. SFAS No. 142 requires companies to cease amortization of certain assets and provides a methodology to test these assets for impairment on a periodic basis. The company adopted SFAS No. 142 on May 1, 2002, which had no impact on the company's results of operations or financial condition.

      On April 30, 2002, SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" was issued. SFAS No. 145 is effective for transactions occurring after May 15, 2002. In rescinding SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, pursuant to SFAS No. 145, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they meet the criteria in paragraph 20 of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Further, SFAS No. 145 amends paragraph 14(a) of SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of a gain or loss in the financial statements, (2) is subject to SFAS No. 66, "Accounting for Sales of Real Estate", if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of SFAS No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases". The adoption of SFAS No. 145, on the Effective Date, resulted in the classification of the $427,066 gain on extinguishment of debt in the Predecessor Company's seven month period ended April 30, 2002 Statement of Operations as a component of other income as gain on discharge of debt and not as an extraordinary items as had been previously required under SFAS No. 4. Additionally, in accordance with SFAS 145, the $17,577 loss on the extinguishment of debt previously recorded in fiscal year 2000 as an extraordinary item has been reclassified to loss on discharge of debt.

      In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company adopted SFAS 146 upon the Effective Date and it did not have an effect on the Company's consolidated financial position, results of operations or liquidity. Prior to adoption of SFAS No. 146 the Company accounted for these activities under Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" (EITF 94-3).

5. REORGANIZATION ITEMS

      Reorganization expenses are expenses incurred by the Predecessor Company in connection with its reorganization under Chapter 11 of the Bankruptcy Code. Reorganization items included in the Predecessor Company's statement of operations include professional fees directly related to the Predecessor Company's bankruptcy. Reorganization expenses included in the Statement of Operations were approximately $7,762 for the

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

seven month period ended April 30, 2002 and zero for the five month period ended September 30, 2002. No amounts were incurred in years ended September 30, 2001 and 2000.

6. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                                                   PREDECESSOR
                                                        SUCCESSOR COMPANY            COMPANY
                                                        ------------------
                                                        SEPTEMBER 30, 2002      SEPTEMBER 30, 2001
                                                        ------------------      ------------------
Land ...............................................         $   2,713               $   1,997
Building and building improvements .................            84,094                 108,216
Leasehold improvements .............................            71,322                 145,617
Computer hardware and software and network equipment            15,607                 134,767
Furniture and equipment ............................             3,660                   9,693
                                                             ---------               ---------
                                                               177,396                 400,290
Less: Accumulated depreciation and amortization ....            (5,549)                (54,499)
Add: Construction in progress ......................             2,863                  10,358
                                                             ---------               ---------
Property, plant and equipment, net .................         $ 174,710               $ 356,149
                                                             =========               =========

      Certain computer and network equipment are recorded under capital leases that aggregated approximately $4,466 and $23,545 as of September 30, 2002 and 2001, respectively. Accumulated amortization on the assets recorded under these capital leases aggregated $465 and $6,566 as of September 30, 2002 and 2001, respectively.

      ATC Merger Corp. ("ATC Corp."), a wholly owned subsidiary of the Company owns the land and building located at 139 Centre Street, New York, New York. The nine-story building, with approximately 160,000 square feet of floor space, houses the Company's corporate headquarters and one of its Internet data center facilities. A former owner of the right to purchase the 139 Centre Street property is entitled to additional consideration if the Company sells the property in an amount equal to the greater of (a) $1,000 (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter) and (b) 10% of the gross sales price of the property if the sales price is greater than $17,500.

7. MINORITY INTEREST

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

      In June 2001, the Company had entered into an agreement whereby the Tax Credits generated from the renovation of the Property will be utilized by a third party (the "Investor") via a subsidiary (the "LLC"), in consideration for a capital contribution to the LLC of approximately $16,549, which represents a 99.9% interest in the LLC. As of September 30, 2002, the LLC had received $5,778 of such capital contribution. The LLC received an additional $4,458 in October 2002 and an additional $1,636 in January 2003. The remaining balance of the capital contribution is due from the Investor in annual installments as follows:

YEAR ENDING SEPTEMBER 30,                                              CONTRIBUTION
--------------------------                                             ------------
2004 ............................................................          1,557
2005 ............................................................          1,479
2006 ............................................................          1,400
2007 ............................................................            241
                                                                          ======
Total ...........................................................         $4,677
                                                                          ======

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      Although the Company's ownership of the LLC is 0.1%, the Company has consolidated the financial statements of the LLC since inception, due to effective control of the LLC by the Company resulting in a minority interest in subsidiary in the accompanying consolidated financial statements. The following table reflects the summary statement of operations data for the LLC for the five months ended September 30, 2002, the seven months ended April 30, 2002, and for the period from inception to September 30, 2001:

                                             SUCCESSOR COMPANY                 PREDECESSOR COMPANY
                                            --------------------    --------------------------------------------
                                                                                           PERIOD FROM INCEPTION
                                              FIVE MONTH PERIOD      SEVEN MONTH PERIOD      (JUNE 11, 2001) TO
                                            ENDED SEPT. 30, 2002    ENDED APRIL 30, 2002     SEPTEMBER 30, 2001
                                            --------------------    --------------------   ---------------------
Revenue ..............................             $3,208                  $4,492                 $2,331
Net Loss .............................               (195)                 (7,374)                  (701)
                                                   ======                  ======                 ======
Basic and diluted loss per share
attributable to common stockholders ..             $(0.01)                 $(0.19)                $(0.02)
                                                   ======                  ======                 ======

      In connection with the above transaction, the Investor has a Put Option with the Company. The Put Option provides that during the 6 months following the 61st month after the date of the certification of the qualifying rehabilitation expenditures (the "Certification Date") which occurred on September 17, 2002, the Investor may require the Company to purchase the Investor's interest in the LLC for an amount equal to 25% of the Investor's capital contribution in the LLC. If the Investor does not exercise its Put Option, the Company may exercise a Call Option during a period of 24 months following the 73rd month after the Certification Date. The Call Option allows the Company to acquire the Investor interest in LLC for the greater of the fair market value of the Investor interest in the LLC or an amount equal, on an after tax basis, to taxes payable by the Investor upon the sale of its investment.

      The Put Option that the Company has written has been recorded at its fair value and will be marked to fair value through earnings. At September 30, 2002, the fair value of this option is negligible.

      Upon certain events including the sale of the Property at any time after 2007 (to the extent the above mentioned put/call options have not been exercised), the Company is obligated to pay the Investor 30% of any proceeds received in excess of the cost of the Property. In the event that the Property is sold anytime before 2007, the Company is obligated to pay to the Investor its capital contribution (less any unrecaptured Tax Credits available to the Investor), plus any loss attributable to the projected economic benefits to the Investor and any other amounts owed to the Investor (as defined). The above potential commitment is mitigated during the initial 60 months following the Certification Date by the Company's right to terminate the transaction by paying the difference between a 20% annual return on the Investor's capital contributions up to the termination date and the Investor's actual return up to the termination date.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. INTANGIBLE ASSETS

      Intangible assets consist of the following components at September 30, 2002:

                                             Estimated        Successor Company
                                            Useful Lives      September 30, 2002
                                            ------------      ------------------
Finite-lived intangible assets:
Network Build-out/Know-how                     8 years            $  7,453
Customer Contracts                             3 years               1,118
                                                                  --------
                                                                  $  8,571

Indefinite-lived intangible assets:
Trademarks and trade name                           --               1,584
                                                                  --------

                                                                  $ 10,155
Less: Accumulated amortization                                        (543)
                                                                  --------
Intangible assets, net                                            $  9,612
                                                                  ========

      Amortization expense, including Predecessor Company goodwill amortization, was $1,141 for the seven months ended April 30, 2002 and $543 for the five months ended September 30, 2002, respectively. Estimated future annual amortization expense of intangibles is as follows:

Year Ending September 30,
                         2003      $1,304
                         2004       1,304
                         2005       1,149
                         2006         932
                         2007         932
                   Thereafter       2,407
                                   ------
                        Total      $8,028
                                   ======

9. ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                                     SUCCESSOR       PREDECESSOR
                                                                      COMPANY          COMPANY
                                                                             SEPTEMBER 30,
                                                                             -------------
                                                                      2002               2001
                                                                     -------            -------
            Franchise tax, sales tax and property tax ...              2,177              1,048
            Salaries, benefits and commissions ..........              1,636              1,284
            Rabbi Trust Obligation ......................                 --              2,378
            Telecommunications accrual ..................              1,706                993
            Technology licenses and maintenance contracts              1,205                114
            Deferred revenue ............................              1,503              2,692
            Accrued construction costs ..................                147              6,175
            Other .......................................              7,722              6,266
                                                                     -------            -------
                                                                     $16,096            $20,950
                                                                     =======            =======

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. RESTRUCTURING AND OTHER

      The Company has announced a number of restructuring actions to reduce expenses and streamline operations. These actions included a workforce reduction and rationalization of data center and sales locations. The Company recorded restructuring charges of $56,109 in fiscal 2001. The Company recorded net restructuring of $24,834 in the seven month period ended April 30, 2002. This amount is comprised of $28,395, offset by reversals of $3,561, related to revised estimates and a $1,184 vendor settlement related to an asset impaired in the prior year. The Company believes these actions will result in ongoing annual operating expense savings of approximately $24,000.

      During the quarter ended December 31, 2000, the Company's board of directors approved a restructuring plan to modify its Internet data center expansion plan to delay, scale back and eliminate certain facilities. The restructuring plan included the termination of certain lease obligations, associated surplus power and environmental equipment related to the proposed expansion of Globix Internet data centers in Boston, MA; Seattle, WA; and Los Angeles, CA. When initiated, the restructuring plan was expected to take approximately one year to complete. The Company recorded a $38,109 charge associated with this restructuring plan in the fiscal quarter ending December 31, 2000. Approximately $18,460 of this charge was recorded as a write-off of construction in progress, which included capitalized interest, consulting and legal fees, construction and pre-construction related costs previously capitalized. Approximately $17,019 was recorded for landlord contract settlements and $2,630 for facilities closings.

      During the quarter ending September 30, 2001, the Company further modified its business plan to eliminate certain additional Internet data center and sales office facilities, resulting in the termination of certain employees, lease obligations and write-off of certain equipment, leasehold improvements and intangible assets and other costs. In connection with this modification, additional restructuring charges of $18,000 were recorded, of which $9,947 was a write-off of equipment, leasehold improvements and intangible assets, $4,150 for landlord contract settlements, $2,703 for facility closings and $1,200 associated with employee terminations (106 employees).

      During the quarter ended March 31, 2002, the Company made an additional modification to its business plan pursuant to the Plan, in order to reduce certain Internet data center lease obligations and close certain network access points and network aggregation points, resulting in the termination of certain employees, lease obligations and write-off of certain equipment, leasehold improvements and other costs. In connection with this modification, the Company recorded a restructuring charge of $28,395, of which $16,407 was for the write-off of previously escrowed lease deposit and landlord inducement and legal payments, $6,922 was for the write-off of equipment and leasehold improvements, $2,120 for facilities closings and $2,946 was associated with employee terminations (148 employees).

      Reversals related to fiscal 2001 contract settlement charges and facility closings were primarily for settling certain facility contracts and purchase commitments for amounts lower than originally planned. Reversals related to fiscal 2001 asset write downs were primarily related to adjustments to estimated Plant, Property and Equipment impairment. Actual impairment amounts were less than the original estimates.

      The following table displays the activity and balances of the restructuring reserve account from inception to September 30, 2002:

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              Restructuring                    Other
                                                  --------------------------------------       -----
                                                    Employee       Contract      Facility      Asset
                                                  Terminations   Settlements     Closings    Write-Down      Total
                                                  ------------   -----------     --------    ----------      -----
Restructure Charge                                    1,200        21,169         5,333        28,407        56,109
Deductions-Non-Cash                                      --            --            --       (22,889)      (22,889)
Deductions-Cash                                        (194)      (17,119)       (3,380)       (3,336)      (24,029)
                                                    -------       -------       -------       -------       -------
September 30, 2001 Balance (Predecessor Company)      1,006         4,050         1,953         2,182         9,191

Additional Restructure Charge                         2,946        16,407         2,120         6,922        28,395
Deductions-Non-Cash                                    (889)           --          (422)       (6,922)       (8,233)
Deductions-Cash                                      (2,520)      (18,480)       (1,669)           --       (22,669)
Reversal to Fiscal 2001 Plan                             --          (678)         (701)       (2,182)       (3,561)
                                                    -------       -------       -------       -------       -------
April 30, 2002 Balance (Predecessor Company)            543         1,299         1,281            --         3,123

Deductions-Cash                                        (400)           --          (895)           --        (1,295)
                                                    -------       -------       -------       -------       -------
September 30, 2002 Balance (Successor Company)          143         1,299           386            --         1,828

The remaining liability is expected to be settled in cash.

11. OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following:

                                                                    SUCCESSOR        PREDECESSOR
                                                                     COMPANY           COMPANY
                                                                    ---------        -----------
                                                                           SEPTEMBER 30,
                                                                           -------------
                                                                     2002               2001
                                                                    -------            -------
            Note Payable                                            $ 2,600            $ 2,600
            Rabbi Trust Obligation                                    2,777                 --
            Negative Leasehold Liability                              7,607                 --
            Contractual Obligation                                       --              3,900
            Deferred Rent                                               100              1,077
                                                                    -------            -------
                                                                    $13,084            $ 7,577
                                                                    =======            =======

      The Company has a $2,600 note payable, due January 15, 2004. The note bears interest, payable monthly, at 4.75%. The note is collateralized by an irrevocable standby letter of credit. The related funds are included in restricted investments on the accompanying consolidated balance sheet.


      On July 21, 1999, the Company established a trust (the "Rabbi Trust") for the benefit of a former executive. The trust agreement was for three years beginning in April 1999 through March 1, 2002. The agreement was amended on March 21, 2001, and provided for payments from the Rabbi Trust commencing April 2001. Payments were made from the Trust until March 1 2002, when Globix and two of its wholly-owned subsidiaries filed for Chapter 11. The Company is currently in litigation over the Trust, as described further in Note 17.

      In connection with fresh start accounting at the Effective Date, the Company recorded a Negative Leasehold Liability associated with three of its Internet data centers. The Negative Leasehold Liability amount was determined by independent appraisal and based upon research of the local market conditions in each market and estimation of the net effective market rental rates in comparison to the Globix contractual lease rates through expiration of the lease. Such liability will be amortized to reduce lease expense over the remaining life of the lease as follows:

         YEAR ENDING SEPTEMBER 30
2003 .................................................................      $653
2004 .................................................................       653
2005 .................................................................       653
2006 .................................................................       653

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2007 ..................................................           653
Thereafter ............................................         4,994
                                                              -------
Total .................................................         8,259
Less:  Current Portion ................................          (652)
                                                              -------
Long-term Portion .....................................       $ 7,607
                                                              =======

12. 12.5% SENIOR NOTES AND 11% SENIOR NOTES

      In February 2000, the Company issued $600,000 in aggregate principal amount of its 12.5% Senior Notes in a private placement resulting in net proceeds of approximately $580,000, after underwriting fees and offering expenses. In March 2000 the Company completed a tender offer to purchase all of its outstanding 13% Senior Notes due 2005, $160,000 in aggregate principal amount. The purchase price in the tender offer for the 13% Senior Notes was 106.5% of the principal amount, plus accrued and unpaid interest.

      In connection with the offer of the 12.5% Senior Notes the Company incurred costs of approximately $20,000 that were being amortized over ten years using the effective interest method.

      As of the Effective Date, all of the existing 12.5% Senior Notes were cancelled and each holder of the 12.5% Senior Notes became entitled to receive, in exchange for its 12.5% Senior Notes, its pro rata share of $120,000 in aggregate principal amount of the 11% Senior Notes and 13,991,000 shares of the Company's common stock, representing 85% of the shares of the Company's common stock issued and outstanding following the Effective Date, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding common stock on a fully-diluted basis following the Effective Date. The interest of $11,507 on the 12.5% Senior Notes for the period March 1, 2002 through the Effective Date was not accrued in accordance with SOP 90-7.

      The Company is deemed to have issued the 11% Senior Notes on the Effective Date in one series that is initially limited to $120,000 aggregate principal amount of 11% Senior Notes. However, none of the 11% Senior Notes had been distributed as of September 30, 2002. In October 2002, the Company distributed $120,000 in aggregate principal amount of the 11% Senior Notes, which included $1,968 in aggregate principal amount of Notes placed in reserve in escrow pursuant to a Stipulation and Order entered into with the lead plaintiffs in the class action lawsuit described in Note 17.

      The 11% Senior Notes will mature on December 31, 2008. The 11% Senior Notes will bear interest at 11% per annum, payable annually in May of each year, commencing on May 1, 2003. Interest on the 11% Senior Notes for the first two year period following the initial date of issuance is, payable in kind by the issuance of additional notes with terms identical to the 11% Senior Notes (other than the date of issuance) in a principal amount equal to the interest payment then due. For the two year period thereafter, interest is payable in cash or, at the Company's option when authorized by its board of directors, in additional notes with terms identical to the 11% Senior Notes (other than the date of issuance), or in any combination of cash and additional notes. For the remaining two years until maturity, interest is payable in cash.

      The 11% Senior Notes were issued under an indenture dated as of April 23, 2002 (the "Indenture"), among the Company, HSBC Bank USA, as trustee (the "Trustee") and Bluestreak Digital, Inc., Gamenet Corporation, NAFT Computer Service Corporation, NAFT International Ltd., PFM Communications, Inc., GRE Consulting, Inc., 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, Comstar.net, Inc. and Comstar Telecom & Wireless, Inc., as the initial Subsidiary Guarantors. See Note 21 for additional disclosures related to the Subsidiary Guarantors.

      In the event that:

      - subject to certain exceptions, any person, entity or group of persons or entities becomes the beneficial owner, directly or indirectly, of 50% or more of the Company's outstanding voting securities;

      - at any time during the two-year period following the distribution of the 11% Senior Notes, the individuals that comprise a majority of the Company's board of directors on the date of distribution of the 11% Senior Notes, plus any new directors elected to the Company's board of directors during this two-year period, cease to comprise a majority of the Company's board of directors;

      - subject to certain exceptions, the Company consolidates with or merges with or into another entity, the Company sells or leases all or substantially all of its assets to another entity or any entity consolidates with or merges with or into the Company, in each case pursuant to a transaction in which the Company's outstanding voting securities are changed into or exchanged for cash, securities or other property, unless no person, entity or group of persons or entities owns, immediately after the transaction, more than 50% of the Company's outstanding voting stock, then each holder of the 11% Senior Notes will have the right to require the Company to repurchase all or a portion of its 11% Senior Notes for a purchase price equal to 101% of the principal amount of that holder's 11% Senior Notes plus accrued and unpaid interest to the date of repurchase.

      The indenture governing the 11% Senior Notes (the "Indenture") contains a number of covenants that impose significant operating and financial restrictions on the Company and its subsidiaries. These restrictions significantly limit, and in some cases prohibit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens on assets, enter into business combinations or engage in certain activities with subsidiaries.

      As of September 30, 2002, the Company was in compliance with the material operating and financial restrictions imposed upon the Company contained in the Indenture. However, as of the date of these financial statements, the Company was not in compliance with the provisions of the Indenture which require the Company to:

      - file reports and documents with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; specifically the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and Quarterly Report on Form 10-Q for the quarter ended December 31, 2002;


     -        file copies of these reports with the Indenture trustee
              (the "Trustee");

     -        cause these reports to be mailed to the holders of the 11% Senior
              Notes;

     - deliver to the Trustee a certificate from the Company's public accountants related to the Company's compliance with certain provisions of the Indenture; and

     - deliver to the Trustee an officer's certificate with respect to the Company's failure to satisfy the obligations set forth above.

            The Company's failure to comply with each of the obligations described above constitutes a default, but not an event of default, under the Indenture. See Note 24 for a description of events related to these defaults which occurred subsequent to September 30, 2002.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


13. MORTGAGE PAYABLE

      On January 25, 2000, the Company borrowed $21,000 from a financial institution pursuant to a mortgage note secured by the Company's property at 139 Centre Street, New York. Interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025.

14. REDEEMABLE CONVERTIBLE PREFERRED STOCK

      On December 3, 1999, the Company sold 80,000 shares of preferred stock (the "Preferred Stock") to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") for a purchase price of $80,000. The Company used the proceeds from the sale to expand the build-out of its Internet data centers and other facilities. The Preferred Stock paid a dividend of 7.5%.

      The Preferred Stock was recorded in the Company's consolidated balance sheet outside of the stockholders' equity section due to its mandatory redemption feature. The Company incurred approximately $4,750 of issuance costs in connection with the sale of the Preferred Stock. These costs were recorded as a reduction of the carrying amount of the Preferred Stock and were being accreted through a charge to additional paid in capital over the five-year period to the earliest redemption date.

      As of the Effective Date of the Plan each holder of shares of the Preferred Stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of such shares, its pro rata share of 2,304,400 shares of the Company's common stock, representing 14% of the shares of the Company's common stock issued and outstanding following the Effective Date of the Plan, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding common stock on a fully-diluted basis following the Effective Date of the Plan.

15. STOCKHOLDERS' EQUITY

      As of the Effective Date of the Plan, all of the outstanding shares of the Company's common stock were cancelled, and each holder of shares of the Company's common stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of such shares, its pro rata share of 164,400 shares of the Company's common stock, representing 1% of the shares of the Company's common stock issued and outstanding following the Effective Date of the Plan, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding common stock on a fully-diluted basis following the Effective Date.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      Pursuant to the terms of the Successor Company's Amended and Restated Certificate of Incorporation, the Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.01 per share. A total of 16,460,000 shares of the Company's common stock were deemed to be issued and outstanding on the Effective Date of the Plan. As of September 30, 2002, however, no shares of the Company's common stock had been distributed pursuant to the terms of the Plan. In October 2002, a total of 16,295,400 shares of common stock were distributed in accordance with the terms of the Plan. 229,452 of these shares were placed in reserve in escrow pursuant to a Stipulation and Order entered into with the lead plaintiffs in the class action lawsuit described in Note 17. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date of the Plan, which are allocable under the terms of the Plan to the holders the Predecessor Company's common stock, will occur following the resolution of the shareholder derivative suit described in Note 17 against the Company and certain of its present and former officers and directors.

Restricted Stock Grant

      In December 2000, the Company granted 3,063,490 shares of restricted stock to certain employees and directors. The restricted stock awards vested 25% per year over a four-year period on the anniversary date of the grant. In connection with this restricted stock grant, the Company recorded a deferred compensation charge of $8,999 in stockholders' equity. This deferred compensation was to be recorded as compensation expense over the four-year vesting period. In April 2002, the Company's board of directors approved the vesting of 100% of the remaining unvested restricted shares. This resulted in a non-cash charge to compensation expense of $5,100 in April 2002. Compensation expense recorded in the seven month period ended April 30, 2002 was $7,027.

Stock Splits

      On December 10, 1999, the Company announced a two-for-one stock split of its outstanding shares of common stock, which was completed on December 30, 1999. On January 10, 2000, the Company announced an additional two-for-one stock split of its outstanding shares of common stock on January 31, 2000. Stockholders' equity has been restated to give retroactive recognition to both stock splits for all periods presented in the accompanying financial statements by reclassifying from additional paid-in-capital to common stock the par value of the additional shares arising from the splits. In addition, all references to number of shares, per share amounts and stock options data have been restated to reflect the stock splits.

16. EMPLOYEE BENEFITS PLAN

Stock Option Plans (Successor Company)

      As of September 30, 2002, no stock option plan has been approved by the Successor Company's board of directors or stockholders. Accordingly, no stock options were issued or outstanding as of September 30, 2002. As a result of the Company's reorganization, effective April 25, 2002 all unexercised options and warrants were canceled.

Stock Option Plans (Predecessor Company)

      In April 2001, the Company's stockholders approved, the 2001 Stock Option Plan (the "2001 Option Plan"), which provided for the grant of stock options to purchase up to 2,000,000 shares of common stock to any employee, non-employee director, or consultant at the discretion of the Company's board of directors (the "Board"). Under the 2001 Option Plan, these options could not be exercised after ten years from the date of grant. Options issued to employees were exercisable ratably over a five-year period.

      In April 2000, the Company's stockholders approved the 2000 Stock Option Plan (the "2000 Option Plan"), which provided for the grant of stock options to purchase up to 1,675,000 shares of the Company's common stock to any employee, non-employee director or consultant at the Board's discretion. Under the 2000 Option Plan, these options could not be exercised after ten years from the date of grant. Options issued to employees were exercisable ratably over a five-year period.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

      In April 1999, the Company's stockholders approved the 1999 Stock Option Plan (the "1999 Option Plan"), which provided for the grant of stock options to purchase up to 6,000,000 shares of the Company's common stock to any employee, non-employee director or consultant at the Board's discretion. Under the 1999 Option Plan, these options could not be exercised after ten years from the date of grant. Options issued to employees were exercisable ratably over a five-year period.

      In April 1998, the Company's stockholders approved the 1998 Stock Option Plan (the "1998 Option Plan"), which provided for the grant of stock options to purchase up to 4,800,000 shares of the Company's common stock to any employee, non-employee director, or consultant at the Board's discretion. Under the 1998 Option Plan, these options could not be exercised after ten years from the date of grant. Options issued to employees were exercisable ratably over a five-year period.

      Under the 2001, 2000, 1999 and 1998 Option Plans, options were granted to non-employee directors upon election at the annual meeting of stockholders at a purchase price equal to the fair market value on the date of grant. In addition, the non-employee director stock options were exercisable in full twelve months after the date of grant unless determined otherwise by the compensation committee of the Board.

      In 1995, the Company's stockholders approved the 1995 Stock Option Plan (the "1995 Option Plan"), which reserved 1,440,000 shares of common stock for issuance under the 1995 Option Plan. Under the 1995 Option Plan, the term of the options issued were determined by the stock option committee and ranged from five to ten years from the date of the grant. Options issued to directors were immediately exercisable and options issued to employees were exercisable ratably over a three-year period.

Fair Value of Stock Options

      For disclosure purposes under SFAS No. 123, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                                    PREDECESSOR COMPANY
                                             SEVEN MONTH PERIOD   FISCAL YEAR ENDED      FISCAL YEAR ENDED
                                                   ENDED            SEPTEMBER 30,          SEPTEMBER 30,
                                               APRIL 30, 2002           2001                    2000
                                             ------------------   -----------------      -----------------
         Expected life (in years) ..........       6.0                   6.0                    6.0
         Risk-free interest rate ...........       4.7%                  5.0%                   6.3%
         Volatility ........................       133%                133.0%                 122.0%
         Dividend yield ....................       0.0%                  0.0%                   0.0%

      Utilizing these assumptions, the weighted average fair value of options granted is $2.83 and $20.80 for the years ended September 30, 2001 and 2000, respectively, and $0.41 for the seven months ended April 30, 2002.

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

SUMMARY STOCK OPTION ACTIVITY

      The following table summarizes stock option information with respect to all stock options for the two years ended September 30, 2001 and seven months ended April 30, 2002:

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        Weighted
                                                                        Average
                                                       Number of       Exercise
                                                        Shares           Price
Options outstanding, September 30, 1999              10,723,580       $      6.33
Granted                                               1,864,150             23.37
Canceled                                               (834,403)            12.55
Exercised                                            (1,454,635)             1.79
                                                    -----------

Options outstanding, September 30, 2000              10,298,692       $      9.54
Granted                                               2,784,160              3.11
Canceled                                             (1,128,647)            12.77
Exercised                                            (1,559,424)             1.61
                                                    -----------

Options outstanding, September 30, 2001              10,394,781       $      8.66
Granted                                               3,219,200              0.45
Canceled                                             (3,592,723)             5.83
Exercised                                                    --                --
                                                    -----------

Options outstanding, April 30, 2002                  10,021,258       $      7.03
Canceled                                            (10,021,258)      $      7.03
                                                    -----------
Options outstanding, May 1, 2002                             --                --
                                                    ===========


401(k) Plan

      The Company offers its eligible U.S. employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code ("the 401(k) Plan"). Each employee is eligible to contribute, on a tax-deferred basis, a portion of annual earnings not to exceed certain federal income tax limitations. The Company made discretionary contributions for all eligible employees who contribute to the 401(k) Plan in an amount not exceeding 50% of each participant's first 4% of compensation contributed as elective deferrals for the Plan year. The Company contributed approximately $110 and $390 to the 401(k) Plan during the periods ended April 30, 2002 and September 30, 2001, respectively. The Company contributed approximately $110 to the 401(k) Plan during the three-months ended December 31, 2001. The Company ceased making contributions to the 401(k) Plan effective January 1, 2002.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

17. COMMITMENTS AND CONTINGENCIES

Leases

      The Company has minimum monthly usage/maintenance levels with certain of its telecommunications carriers expiring in various years through 2008. The Company also leases certain of its facilities and various equipment under non-cancelable operating leases expiring in various years through 2030. Total lease expense for all operating leases for the fiscal year ended September 30, 2001 and 2000 was $7,128 and $4,075, respectively. Total lease expense for all operating leases for the seven months-ended April 30, 2002 and five months-ended September 30, 2002 was $6,101 and $2,993, respectively.

      Future minimum payments due under these operating leases and telecommunications carrier usage commitments are as follows:

YEAR ENDING SEPTEMBER 30,          TELECOM            LEASES              TOTAL
-------------------------          -------            ------              -----
2003 ..................           $ 13,606           $  5,810           $ 19,416
2004 ..................             13,943              5,198             19,141
2005 ..................             11,171              4,054             15,225
2006 ..................              7,830              6,046             13,876
2007 ..................              4,288              6,093             10,381
Thereafter ............              4,203             48,348             52,551
                                  --------           --------           --------
Total .................           $ 55,041           $ 75,549           $130,590
                                  ========           ========           ========

Capital Lease Obligations

      Future minimum lease payments due under capital leases are as follows:

            YEAR ENDING SEPTEMBER 30,
            2003 ......................................      $ 1,551
            2004 ......................................        1,667
            2005 ......................................        1,210
            2006 ......................................          268
            Less: Amount representing interest ........         (624)
                                                             -------
            Present value of net minimum lease payments      $ 4,072
            Less:  Current ............................       (1,551)
                                                             -------
            Total Long-term ...........................      $ 2,521
                                                             =======

Letters of Credit

      As of September 30, 2002 the Company had collateralized letters of credit aggregating $2,600. The related funds are included in restricted investments on the accompanying consolidated balance sheet.

Employment and Other Contractual Agreements

Peter K. Stevenson

            Effective April 15, 2002, the Company entered into an employment agreement with Peter K. Stevenson for his services as the Company's President and Chief Executive Officer. Mr. Stevenson's employment agreement expires in July 2003, and may be extended with the mutual consent of the Company and Mr. Stevenson for successive six-month periods thereafter. Mr. Stevenson's base salary is $280,000 per year. Mr. Stevenson is also eligible for an annual bonus equal to up to 50% of his base salary which is contingent upon the Company meeting certain performance targets and a bonus equal to between 1.75% and 2.0% of the proceeds from the disposition of certain of the Company's assets, including the 415 Greenwich Street and 139 Centre Street facilities located in New York City, New York. In addition, under the terms of Mr. Stevenson's employment agreement, we agreed to grant

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

to Mr. Stevenson options to acquire approximately 548,667 shares of the Company's common stock, or 3% of the outstanding shares of the Company's common Stock on a fully diluted basis (including shares of the Company's common stock underlying options eligible for grant under the 2003 Stock Option Plan, but excluding shares of the Company's common stock underlying any other outstanding convertible securities). Fifty percent of these options vest based on the length of time that the options are held by Mr. Stevenson and 50% of these options vest if certain performance targets specified in Mr. Stevenson's employment agreement are met. However, as of September 30,2002 these options had not yet been granted.

      Mr. Stevenson's employment agreement provides that in the event that the Company terminates his employment for any reason other than cause, if Mr. Stevenson terminates his employment for good reason or if Mr. Stevenson's employment terminates as a result of his death or permanent disability, then Mr. Stevenson is entitled to six months' salary.

      In connection with employment arrangements with certain other employees, the Company is also committed to minimum compensation obligations for severance of approximately $200.

      The Company is also committed as of September 30, 2002 for other non employment-related obligations totaling approximately $600. These obligations relate primarily to marketing expenses.

Contingencies

      On January 28, 2002, a derivative suit was filed in the United States District Court for the Southern District of New York against the Company, as nominal defendant, and certain of the Company's current and former directors and officers. The Company believes that the allegations in this lawsuit are without merit and intends to vigorously defend against them. In addition, the plaintiff in this lawsuit has not pursued her claims against the Company since the filing of the lawsuit. Although there can be no assurance as to the outcome or effect of this lawsuit, the Company's management does not believe, based on currently available information, that the ultimate liabilities (if any) resulting from this lawsuit will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

      There is a putative class action lawsuit pending in the United States District Court for the Southern District of New York titled In re Globix Corp Securities Litigation, No.02-CV-00082. This lawsuit names as defendants the Company and the Company's former officers Marc Bell, Peter Herzig (who remains a director of the Company) and Brian Reach, and asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased the Company's securities between November 16, 2000 and December 27, 2001.

      On June 25, 2002, the Company entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit. The Stipulation and Order provides that 229,452 shares of the Company's common stock and $1,968 in aggregate principal amount of the 11% Senior Notes will be held in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires the Company to pay an amount in excess of its liability insurance, the Company will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10,000 or greater) or a portion of (in the event that this excess is less than $10,000) of the shares of the Company's common stock and the 11% Senior Notes being held in escrow.

         A consolidated amended complaint was filed in this lawsuit on June 28, 2002. The Company has filed a motion to dismiss the consolidated amended complaint. Briefing of that motion is not yet complete. If the motion is denied, the case will proceed to the discovery stage. The Company believes that the allegations in this lawsuit are without merit and intends to vigorously defend against them. Although there can be no assurance as to the outcome or effect of this lawsuit, the company's management does not believe, based on currently available information, that this the ultimate liabilities (if any) resulting from this lawsuit will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

      On June 12, 2002, Robert B. Bell, a former officer and director of the Company, filed a complaint in the United States District Court for the Southern District of New York, entitled Robert B. Bell v. Arnold M. Bressler, as Trustee, and Globix Corporation, alleging breach of contract claims related to the failure to make payments under a trust, (the "Rabbi Trust") that the Company formed pursuant to an employment agreement with Mr. Bell. The Rabbi Trust is described in more detail in Note 11. Mr. Bell is seeking damages in excess of $2.0 million plus costs, disbursements and legal fees. This action is currently being stayed pending resolution of the Company's lawsuit against Mr. Bell and Arnold N. Bressler, the Trustee of the Rabbi Trust, described below.

        In addition, in connection with the same underlying issues, on July 24, 2002 the Company filed a complaint in the United States Bankruptcy Court for the District of Delaware entitled Globix Corporation v. Arnold N. Bressler, as Trustee of the Globix Corporation Rabbi Trust and Robert B. Bell. In this action, the Company has requested that the assets of the Rabbi Trust be turned over to the Company. The Company has also requested that Mr. Bressler, as Trustee of the Rabbi Trust, be enjoined from dissipating the assets of the Rabbi Trust pending resolution of the Company's claims by the court and has filed a motion for a declaratory judgment to establish the maximum amount of Mr. Bell's claims. Mr. Bressler has asserted counter claims in this action, and both Mr. Bressler and Mr. Bell have submitted objections in this action, which is currently in the discovery phase. The Company is vigorously pursing its claims in this action and defending against Mr. Bressler's counterclaims.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


        The Company and Mr. Bell are currently in settlement discussions to resolve both of these lawsuits.

      From time to time, the Company is a party to legal proceedings arising in the ordinary course of its business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which the Company is a party, the Company's management does not believe,based on currently available information, that the ultimate liabilities (if any) resulting from any such legal proceedings would have a material adverse impact on the Company's financial condition, results of operations or cash flows.

18. INCOME TAXES

      The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This statement applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the consolidated financial statements and the Company's tax returns.

      The provision for income taxes for the periods below differs from the amount computed by applying the federal statutory rate due to the following:

                                                    Successor Company                      Predecessor Company
                                                    -----------------                      -------------------

                                                      For The Five       For The Seven        For The              For The
                                                      Months Ended       Months Ended    Fiscal Year Ended    Fiscal Year Ended
                                                   September 30, 2002   April 30, 2002   September 30, 2001   September 30, 2000
                                                   ------------------   --------------   ------------------   ------------------
                                                                                                 %                    %
Statutory federal income tax rate                       (35)%                 35%               (34)%               (34)%
State and local taxes, net of federal benefit           (10)%                 14%               (11)%               (11)%

Other                                                    --                    5%                 --                 --
Valuation Allowance                                      45%                 (54)%                45%                45%
Effective income tax rate                                --                   --                  --                 --

Significant components of the deferred tax assets and liabilities are as follows:

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           For The Five                  For The
                                           Months Ended             Fiscal Year Ended
                                        September 30, 2002          September 30, 2001
                                        ------------------          ------------------
Net deferred tax assets:
     Net operating loss carryforwards       $  32,717                    $ 158,666
     Restructuring reserve                        823                        3,670
     Allowance for doubtful accounts              477                        2,395
     Depreciation and amortization             53,893                        1,316
     Deferred rent                              1,403                          174
     Deferred compensation                        429                          916
     Deferred revenue                              52                          284
     Other                                        383                           --
                                          -----------                  -----------
                                               90,177                      167,421
Less:  Valuation allowance                    (90,177)                    (167,421)
                                          -----------                  -----------
Total Net deferred tax assets                      --                           --
                                          ===========                  ===========

      The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal income tax loss carryforwards of approximately $42,000 at September 30, 2002. These income tax loss carryforwards expire through 2021. The U.S. Federal income tax loss carryforwards were reduced upon emergence from bankruptcy due to the Internal Revenue Code's rules and regulations related to cancellation of indebtedness income that is excluded from taxable income. Since the Plan provided for substantial changes in the Company's ownership, the Company's use of its net operating loss carryforwards may be limited. The Company has not yet determined the impact, if any, that changes in the Company's ownership have on net operating loss carryforwards. As of September 30, 2002 the Company also had net operating loss carryforwards of approximately $46,000 from its United Kingdom subsidiaries, which do not expire under U.K. tax rules. For financial reporting purposes, income tax benefits through September 30, 2002 related to both U.S. Federal and U.K. income tax loss carryforwards are fully offset by a valuation allowance due to the uncertainty of the Company's ability to realize income tax benefits by generating taxable income in the future.

      The Company's emergence from bankruptcy in fiscal 2002 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for the Company's tax reporting and therefore, deferred tax items were recognized concurrently with the recognition of the respective fresh start accounting adjustments. In addition pursuant to SOP 90-7, reversals of the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce intangibles, until exhausted, and thereafter are reported as additional paid in capital as opposed to income tax expense. The balance of the valuation allowance for which this treatment is required was approximately $80,400 at September 30, 2002.

19. SEGMENT REPORTING

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                   SUCCESSOR
                                   COMPANY                          PREDECESSOR COMPANY
                              -------------------   ----------------------------------------------------
                                   FIVE MONTH         SEVEN MONTH
                                    PERIOD              PERIOD               YEAR ENDED SEPTEMBER 30,
                                     ENDED              ENDED
                              SEPTEMBER 30, 2002    APRIL 30, 2002            2001                2000
Revenue:
     United States ......          $  20,410           $  37,747           $  82,020           $  73,697
     Europe .............             10,313              13,526              22,190               7,590
                                   ---------           ---------           ---------           ---------
     Consolidated .......          $  30,723           $  51,273           $ 104,210           $  81,287
                                   =========           =========           =========           =========
Operating loss:
     United States ......          $ (15,069)          $ (54,433)          $(142,713)          $ (64,477)
     Europe .............                (39)            (29,150)            (14,773)            (13,090)
                                   ---------           ---------           ---------           ---------
     Consolidated .......          $ (15,108)          $ (83,583)          $(157,486)          $ (77,567)
                                   =========           =========           =========           =========

Tangible assets:
     United States ......          $ 210,521                               $ 439,667
     Europe .............             42,587                                  89,953
                                   ---------                               ---------
     Consolidated .......          $ 253,108                               $ 529,620
                                   =========                               =========

The tangible assets reflected in the table above exclude intangible assets.

20. RELATED PARTY TRANSACTIONS

Consulting Agreement with Communication Technology Advisors

      The Company and Communication Technology Advisors LLC ("CTA"), are party to a consulting agreement dated as of April 19, 2002. Jared E. Abbruzzese, a member of the Company's board of directors, is the Founder and Chairman of CTA and is actively engaged in all aspects of CTA's business.

      Under this agreement, the Company engaged CTA to act as the Office of the Chief Restructuring Officer, providing the Company with a wide range of business advisory services. The initial term of the agreement ended on October 31, 2002. On November 1, 2002, the Company extended the CTA consulting agreement through January 31, 2003 and on February 1, 2003 the Company further extended the CTA consulting agreement through April 30, 2003. As consideration for the services provided by CTA, the Company pays CTA a monthly fee of $65. The Company also reimburses CTA for its out-of-pocket expenses incurred in connection with rendering services to the Company during the term of the agreement. In addition to the monthly fee and expense reimbursement, CTA is also entitled to a success fee in the amount of $1,500 upon the achievement of certain success milestones.

      CTA was originally introduced to the Company as a financial advisor to the unofficial committee of holders of the 12.5% Senior Notes prior to the commencement of the Company's Chapter 11 case. CTA received a total of $594 in fees in connection with its service as financial advisor to the unofficial committee and to the Company and was reimbursed a total of $46 for out-of-pocket expenses through September 30, 2002. As a result of this engagement, the Company was introduced to Peter K. Stevenson, currently the Company's president and Chief Executive Officer, who was among several CTA representatives providing advisory services to the unofficial committee and to several other clients of CTA unrelated to the Company. Mr. Stevenson does not own an equity interest in CTA, nor is he actively consulting for or employed by CTA.

      Neither CTA, nor any of its principals or affiliates as of September 30, 2002 was a stockholder of the company, nor does it hold any debt of the Company (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under its existing agreement with the Company).

      From September 2002 through December 2002, CTA subleased office space from Net One Group, Inc., a company founded by Mr. Stevenson. CTA paid a total of $4.8 in rent to Net One Group under the sublease.

      CTA has advised the Company that in connection with the conduct of its business in the ordinary course it routinely advises clients in, and appears in restructuring cases involving, telecommunications companies

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

throughout the country. CTA has also advised us that certain holders of the Company's common stock and/or debt securities and/or certain of their respective affiliates or principals are current clients of CTA in matters unrelated to the Company, former clients of CTA in matters unrelated to the Company and affiliates of clients who are (or were) represented by CTA in matters unrelated to the Company.

      The consulting services described above were approved by a majority of the Company's disinterested directors. The Company's board of directors believes that these consulting services are at rates and on terms that are at least as favorable as those that would have been available to the Company from unaffiliated third parties under the circumstances.

Life Insurance and Disability for Peter K. Stevenson

      Peter K. Stevenson, the Company's President and Chief Executive Officer, receives life insurance and disability insurance benefits in excess of the benefits that are offered to the Company's other employees. These benefits are payable to an entity controlled by Mr. Stevenson. The premiums for these benefits totaled $6.3 for the five month period ended September 30, 2002. These benefits were approved by a majority of the Company's disinterested directors.

21. SUBSIDIARY GUARANTORS

      Under the terms of the indenture governing the 11% Senior Notes, the following subsidiaries of the Company have fully and unconditionally and jointly and severally guaranteed the full and prompt performance of the Company's obligations under the 11% Senior Notes and the Indenture, including the payment of principal of and premium, if any, on and interest on the 11% Senior Notes:
Bluestreak Digital, Inc., Gamenet Corporation, Naft Computer Service Corporation, Naft International Ltd., PFM Communications, Inc., GRE Consulting, Inc., 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, Comstar.Net, Inc. and Comstar Telecom & Wireless, Inc. The Company is in the process of merging each of these subsidiary guarantors, other than 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC and 415 Greenwich GC MM, LLC, with and into the Company.

22. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying value and estimated fair values of cash, cash equivalents, restricted cash, investments, receivables, payables, debt maturing within one year, and the mortgage payable contained in the consolidated balance sheets approximates fair value.

      The fair market value of the 11% Senior Notes are approximately $92,400 based on the Company's repurchase of $9,100 in principle value notes for $7,000 in December 2002 (see Note 24).

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

23. SELECTED INTERIM FINANCIAL DATA (UNAUDITED)

                                                                                                PREDECESSOR COMPANY
                                                                         -------------------------------------------------------
                                                                                                    (RESTATED)
                                                                            THREE MONTHS           THREE MONTHS      ONE MONTH
                                                                               ENDED                  ENDED            ENDED
                                                                         DECEMBER 31, 2001        MARCH 31, 2002   APRIL 30, 2002
                                                                         -----------------        --------------   --------------
Revenue                                                                     $     23,379           $     21,389     $      6,505
Operating costs and expenses:
    Cost of revenue (excluding depreciation, amortization,
      payroll and occupancy shown below)                                           9,663                  9,737            2,723
    Selling, general and administrative                                           24,748                 21,401           11,057
    Loss (gain) on impairment of assets                                               --                  3,221             (643)
    Restructuring charges                                                             --                 24,834               --
    Depreciation and amortization                                                 12,012                 12,174            3,929
                                                                            ------------           ------------     ------------
Total operating costs and expenses                                                46,423                 71,367           17,066
                                                                            ------------           ------------     ------------
Loss from operations:                                                            (23,044)               (49,978)         (10,561)
    Interest and financing expense, net                                          (19,058)               (13,161)            (268)
    Other income (expense)                                                           110                   (506)            (113)
    Gain on debt discharge                                                            --                     --          427,066
    Minority interest in subsidiary                                                  389                    955            4,434
    Reorganization items                                                              --                 (5,598)          (2,164)
    Fresh start accounting adjustments                                                --                     --         (148,569)
                                                                            ------------           ------------     ------------
Net (loss) income                                                                (41,603)               (68,288)         269,825
    Dividends and accretion on preferred stock                                    (1,848)                (1,329)              --
                                                                            ------------           ------------     ------------
Net (loss) income attributable to common stockholders                       $    (43,451)          $    (69,617)    $    269,825
                                                                            ============           ============     ============

Earnings (loss) per common share:

Basic (loss) earnings per share attributable to common stockholders         $      (1.11)          $      (1.75)    $       6.52
                                                                            ============           ============     ============

Weighted average common shares outstanding - basic                            38,979,005             39,668,862       41,395,781
                                                                            ============           ============     ============

Diluted (loss) earnings per share attributable to common stockholders       $      (1.11)          $      (1.75)    $       5.37
                                                                            ============           ============     ============

Weighted average common shares outstanding - diluted                          38,979,005             39,688,862       50,284,381
                                                                            ============           ============     ============


                                                                                               Successor Company
                                                                              ----------------------------------------------------
                                                                                    Two months                     Three months
                                                                                      Ended                           Ended
                                                                                  June 30, 2002                 September 30, 2002
                                                                              ------------------------    ------------------------
Revenue                                                                        $             12,702         $             18,201
Operating costs and expenses:
  Cost of revenue (excluding depreciation, amortization,
    payroll and occupancy shown below)                                                        4,505                        5,953
  Selling, general and administrative                                                        10,749                       18,564
  Loss (gain) on impairment of assets                                                          --                           --
  Restructuring charges                                                                        --                           --
  Depreciation and amortization                                                               2,454                        3,606
                                                                              ------------------------    ------------------------
Total operating costs and expenses                                                           17,708                       28,123
                                                                              ------------------------    ------------------------
Loss from operations                                                                         (5,006)                     (10,102)
  Interest and financing expense, net                                                        (2,363)                      (3,503)
  Other income/(expense)                                                                       (145)                         (12)
  Gain on debt discharge                                                                       --                           --
  Minority interest in subsidiary                                                              --                           --
  Reorganization items                                                                         --                           --
  Fresh start accounting adjustments                                                           --                           --
                                                                              ------------------------    -------------------------
Net (loss) income                                                                            (7,514)                     (13,617)
  Dividends and accretion on preferred stock                                                   --                           --
                                                                              ------------------------    -------------------------
Net (loss) income attributable to common stockholders                          $             (7,514)       $             (13,617)
                                                                              ========================    =========================
Earnings (loss) per common share:

Basic (loss) earnings per share attributable to common stockholders            $              (0.46)       $               (0.83)
                                                                              ========================    =========================
Weighted average common shares outstanding - basic                                       16,460,000                   16,460,000
                                                                              ========================    =========================

Diluted (loss) earnings per share attributable to common stockholders          $              (0.46)       $               (0.83)
                                                                              ========================    =========================
Weighted average common shares outstanding - diluted                                     16,460,000                   16,460,000
                                                                              ========================    =========================


      The following is a reconciliation of the net loss attributable to common stockholders from the three months ended March 31, 2002 previously filed to the restated three months ended March 31, 2002.

                                                                   THREE MONTHS
                                                                      ENDED
                                                                  MARCH 31, 2002
                                                                  --------------
Net loss attributable to common stockholders (previously filed)     $(87,598)

Change in restructuring and other charges                             23,612(1)

Adjustments to reorganization items                                   (5,631)(2)
                                                                    --------
Net loss attributable to common stockholders (restated)             $(69,617)
                                                                    ========

(1) The change in restructuring and other charge was comprised of the following:

o The reversal of $22,428 of asset impairments that were not recorded in compliance with the requirements of SFAS No. 121.

o A reversal of $1,184 related to assets previously written-off by the Company for which the Company received a subsequent settlement payment from the vendor. The Company had previously increased the restructuring accrual in connection with the settlement payment.

(2) The adjustment to reorganization items included the following:

o $6,181 write-off of deferred reorganization costs the Company subsequently determined should have been expensed as incurred in conformity with SOP
    90-7.

o A gain of $550 related to a settlement of an obligation under a software purchase agreement that had not been previously recorded.




                                                                                       PREDECESSOR COMPANY
                                                              ------------------------------------------------------------------
                                                               THREE MONTHS      THREE MONTHS    THREE MONTHS      THREE MONTHS
                                                                  ENDED              ENDED           ENDED            ENDED
                                                              DECEMBER 31, 2000  MARCH 31, 2001   JUNE 30, 2001  SEPTEMBER 30, 2001
                                                              -----------------  --------------  --------------  ------------------
Revenue                                                          $     26,237   $     26,782     $     26,239    $        24,952
Operating costs and expenses:
    Cost of revenue (excluding depreciation, amortization,
      payroll and occupancy shown below)                               10,468         10,480            9,774              9,887
    Selling, general and administrative                                31,014         28,308           31,994             33,755
    Loss on impairment of assets                                           --             --               --              3,500
    Restructuring charges                                              38,109             --               --             18,000
    Depreciation and amortization                                       7,597          7,951            8,526             12,583
                                                                 ------------   ------------     ------------      -------------
Total operating costs and expenses                                     87,188         46,739           50,294             77,725
                                                                 ------------   ------------     ------------      -------------
Loss from operations:                                                 (60,951)       (19,957)         (24,055)           (52,773)
    Interest and financing expense, net                               (10,004)       (11,679)         (11,465)           (18,698)
    Other income/(expense)                                                 --           (330)            (480)              (319)
                                                                 ------------   ------------     ------------      -------------
Loss before cumulative effect of a change in
    accounting principle                                              (70,955)       (31,966)        (36,000)            (71,790)
    Cumulative effect of a change in accounting principle              (2,332)            --               --                 --
                                                                 ------------   ------------     ------------      -------------
Net loss                                                              (73,287)       (31,966)        (36,000)            (71,790)
   Dividends and accretion on preferred stock                          (1,735)        (1,761)         (1,789)             (1,819)
                                                                 ------------   ------------     ------------      -------------
Loss attributable to common stockholders                         $    (75,022)  $    (33,727)    $   (37,789)      $     (73,609)
                                                                 ============   =============    ============      ==============
Basic and diluted loss per share attributable to
  common stockholders before cumulative effect of a
  change in accounting principle                                 $      (1.95)  $     (0.87)     $     (0.97)      $      (1.89)
  Cumulative effect of a change in accounting principle                 (0.06)           --               --                 --
                                                                 ------------   ------------     ------------      -------------
Basic and diluted loss per share attributable to
  common stockholders                                            $      (2.01)  $     (0.87)     $     (0.97)       $      (1.89)
                                                                 ============   ============     ===========        ============
Weighted average common shares outstanding --
  basic and diluted                                                37,328,496     38,709,658      38,933,135          38,946,043
                                                                 ============   ============     ===========        ============

24. SUBSEQUENT EVENTS

      On November 5, 2002, the compensation committee of the Company's board of directors approved the Company's 2003 Stock Option Plan and set the fair value strike price of options granted under the 2003 Stock Option Plan at $3.04.

      In December 2002, the Company repurchased in the open market for $7,030 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $9,130 and associated accrued interest of $627. The repurchase resulted in a gain on the discharge of debt of approximately $2,727. This gain will be included in the Company's Consolidated Statement of Operations for the quarter ending December 31, 2002.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

       In January 2003, the Company retained the services of a real estate broker to explore the Company's options with respect to the land and eight story building located at 415 Greenwich Street, New York, New York, including the sale or lease of the facility. (See also Note 7, Minority Interest for further discussion regarding certain obligations upon the sale of the property.) In January 2003, the Company also retained the services of a real estate broker to lease approximately one third of its facility located at 139 Centre Street.


      In January 2003, the Company's board of directors concluded that Mr. Stevenson had met certain of the performance targets set forth in his employment agreement. However, for purposes of the provisions of Mr. Stevenson's employment agreement related to Mr. Stevenson's bonus and the vesting of options granted to Mr. Stevenson, the Company's board of directors deemed all of these performance targets to have been met.

      On February 6, 2003, a putative derivative suit was filed in New York State Supreme Court (County of New York) against the Company, as nominal defendant, and Lehman Brothers Inc., Chase Securities, Inc., Credit Suisse First Boston Corporation, Merrill Lynch Pierce Fenner & Smith Incorporation, Salomon Smith Barney Inc. and ABN Amro Securities LLC (as successor to ING Barings,
LLC), the initial purchasers in the Company's February 2000 offering of the 12.5% Senior Notes. The suit alleges that the underwriting discount granted to the initial purchasers of the 12.5% Notes violated Section 5-531 of the New York General Obligations Law, which limits the amount that can be charged by a loan broker. On March 6, 2003, the plaintiff and the initial purchasers entered into a tolling agreement that would result in the dismissal of the action without prejudice pending action on a motion to dismiss an amended complaint submitted in a similar case involving debt securities issued by another corporation. On March 13, 2003, the court dismissed this action without prejudice.

      On February 24, 2003, the Company repurchased in the open market for $4,913 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $6,380 and associated accrued interest of $577. The repurchase resulted in a gain on the discharge of debt of approximately $2,044. This gain will be included in the Company's Consolidated Statement of Operations for the quarter ended March 31, 2003.

      On March 14, 2003, the Company's board of directors approved the sale to CTA of a warrant exercisable for 500,000 shares of the Company's common stock at an exercise price of $3.00 per share. The purchase price of the warrant is $25. Although CTA has not yet purchased this warrant, it currently has the right to do so. If CTA elects to purchase this warrant, this warrant will be immediately exercisable for a period of 10 years from the date of issuance. CTA is a provider of services to the Company and as such, using the Black Scholes valuation model, the fair value of the warrant will be expressed in the quarter ended March 31, 2003.

      The Plan provides for the grant of up to 1,828,889 stock options to be issued pursuant to the Company's 2003 Stock Option Plan. On March 14, 2003, the Company's board of directors approved the 2003 Stock Option Plan as submitted by the Compensation Committee, authorized 1,828,889 shares for distribution, and granted 1,128,976 shares.

      On March 19, 2003, holders of approximately 58% of the outstanding 11% Senior Notes (excluding 11% Senior Notes repurchased by the Company) waived the defaults under the Indenture described in Note 12.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  COLUMN A                                   COLUMN B               COLUMN C           COLUMN D       COLUMN E
-------------------------------------------------------      --------      ------------------------    --------       --------
                                                                                   ADDITIONS
                                                                           ------------------------
                                                             BALANCE AT    CHARGES TO    CHARGES TO                   BALANCE AT
                                                            BEGINNING OF   COSTS AND       OTHER                        END OF
                                                              PERIOD       EXPENSES       ACCOUNTS     DEDUCTIONS       PERIOD
Allowance for Doubtful Accounts:
-------------------------------

Predecessor Company (October 1, 2001 to April 30, 2002)         8,052         4,284            94        (9,618)         2,812

Successor Company (May 1, 2002 to September 30, 2002)           2,812         1,904            80        (2,231)         2,565

Deferred Tax Valuation Allowance:
--------------------------------

Predecessor Company (October 1, 2001 to April 30, 2002)       167,421        40,400        66,021      (193,402)        80,440

Successor Company (May 1, 2002 to September 30, 2002)          80,440         9,737            --            --         90,177