Form 10-Q
period 2002-12-31
GLOBIX CORP
filed 2003-03-26
CIK 1003111

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes|_| No|X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares of the registrant's common stock deemed to be outstanding as of March 24, 2003 was 16,460,000.

--------------------------------------------------------------------------------

                       GLOBIX CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                                                                         Page
Part I       Financial Information
   Item 1.   Condensed Consolidated Balance Sheets-- As of December 31, 2002 (Successor Company)(unaudited) and            1
             September 30, 2002 (Successor Company)...................................................................
             Unaudited Condensed Consolidated Statements of Operations--For the Three Months Ended December 31, 2002
             (Successor Company)  and December 31, 2001 (Predecessor Company).........................................     2
             Unaudited Condensed Consolidated Statements of Cash Flows--For the Three Months Ended December 31, 2002
             (Successor Company) and December 31, 2001 (Predecessor Company)..........................................     3
             Notes to Unaudited Condensed Consolidated Financial Statements...........................................     4
   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................    16
   Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............................................    20
   Item 4.   Controls and Procedures..................................................................................    21

Part II      Other Information
   Item 1.   Legal Proceedings........................................................................................    22
   Item 2.   Changes in Securities and Use of Proceeds................................................................    23
   Item 3.   Defaults upon Senior Securities..........................................................................    23
   Item 4.   Submission of Matters to a Vote of Security Holders......................................................    24
   Item 5.   Other Information........................................................................................    24
   Item 6.   Exhibits and Reports on Form 8-K.........................................................................    24

             Signatures...............................................................................................    25

             Certifications...........................................................................................


                       GLOBIX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)



                                                                                                    Successor Company
                                                                                              -------------------------------
                                                                                               December 31,   September 30,
                                                                                                   2002            2002
                                                                                                   ----            ----
                                                                                               (Unaudited)
Assets

Current assets:
     Cash and cash equivalents.................................................................   $  40,484    $  47,562
     Short-term investments ...................................................................       6,671        5,392
     Marketable securities ....................................................................       1,549        1,327
     Accounts receivable, net of allowance for doubtful accounts of $2,036 and $2,565
       respectively ...........................................................................       5,914        7,060
     Prepaid expenses and other current assets ................................................       5,104        7,735
     Restricted cash ..........................................................................       1,461        1,760
                                                                                                  ---------    ---------
         Total current assets .................................................................      61,183       70,836
Long-term Investments .........................................................................       2,000           --
Investments, restricted .......................................................................       7,395        7,337
Property, plant and equipment, net ............................................................     172,628      174,710
Intangible assets, net of accumulated amortization of $870 and $543, respectively .............       9,285        9,612
Other assets ..................................................................................         225          225
                                                                                                  ---------    ---------
Total assets ..................................................................................   $ 252,716    $ 262,720
                                                                                                  =========    =========

Liabilities and Stockholders' Equity (Deficit):
   Current liabilities:
     Capital lease and other obligations ......................................................   $   1,668    $   1,520
     Accounts payable .........................................................................       9,458        8,971
     Accrued liabilities ......................................................................      12,501       16,096
     Accrued restructuring ....................................................................       1,725        1,828
                                                                                                  ---------    ---------
         Total current liabilities ............................................................      23,352       28,415
Capital lease obligations, net of current portion .............................................       2,465        2,807
Mortgage payable ..............................................................................      20,117       20,186
11% Senior Notes ..............................................................................     110,870      120,000
Accrued interest - 11% Senior Notes ...........................................................       8,317        5,681
Other long term liabilities ...................................................................      13,100       13,084
                                                                                                  ---------    ---------
         Total liabilities ....................................................................     180,221      190,173

Commitments and contingencies (Note 14)

Minority interest in subsidiary ...............................................................       4,254           --

Stockholders' Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 16,460,000 issued and outstanding,
   respectively ...............................................................................         165          165
Additional paid-in capital ....................................................................      93,112       93,112
Accumulated other comprehensive income ........................................................       1,356          401
Accumulated deficit ...........................................................................     (26,392)     (21,131)
                                                                                                  ---------    ---------
Total stockholders' equity ....................................................................      68,241       72,547
                                                                                                  ---------    ---------
Total liabilities and stockholders' equity ....................................................   $ 252,716    $ 262,720
                                                                                                  =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)

                                                                          Three months ended December 31,
                                                                          ------------------------------
                                                                               2002            2001
                                                                               ----            ----
                                                                          Successor Co.     Predecessor Co.
                                                                          ---------------------------------
                                                                                     (Unaudited)
Revenue ...............................................................   $     16,480    $     23,379
Operating costs and expense:
     Cost of revenue (excludes payroll, occupancy and depreciation)....          5,624           9,663
     Selling, general and administrative ..............................         11,891          24,748
     Depreciation and amortization ....................................          3,727          12,012
                                                                          ------------    ------------
Total operating costs and expenses ....................................         21,242          46,423
                                                                          ------------    ------------
Loss from operations ..................................................         (4,762)        (23,044)
     Interest and financing expense ...................................         (3,904)        (20,024)
     Interest income ..................................................            388             966
     Other income/(expense) ...........................................            182             110
     Gain on debt discharge ...........................................          2,727              --
     Minority interest in subsidiary ..................................            108             389
                                                                          ------------    ------------
Net loss ..............................................................         (5,261)        (41,603)
     Dividends and accretion on preferred stock .......................             --          (1,848)
                                                                          ------------    ------------
Net loss attributable to common stockholders ..........................   $     (5,261)   $    (43,451)
                                                                          ============    ============


   Basic and diluted loss per share attributable to common stockholders   $      (0.32)   $      (1.11)
                                                                          ============    ============

Weighted average common shares outstanding--basic and diluted .........     16,460,000      38,979,005
                                                                          ============    ============


              The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in Thousands)

                                                                            Three months ended December 31,
                                                                            -------------------------------
                                                                                 2002             2001
                                                                                 ----             ----
                                                                             Successor Co.   Predecessor Co.
                                                                            ---------------------------------
                                                                                      (Unaudited)
Cash flows from operating activities
Net loss ..............................................................   $     (5,261)   $    (41,603)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ......................................          3,727          12,012
   Provision for uncollectible accounts receivable ....................            624           1,488
   Gain on debt discharge .............................................         (2,727)             --
   Gain on investment .................................................           (138)             --
   Minority interest in subsidiary ....................................           (108)           (389)
   Amortization of debt issuance costs ................................             --             317
   Amortization of deferred compensation ..............................             --             546
Changes in operating assets and liabilities:

   Accounts receivable ................................................            594            (525)
   Prepaid expenses and other current assets ..........................          2,702          (1,122)
   Other assets .......................................................             --          (1,003)
   Accounts payable ...................................................            332          (4,913)
   Accrued liabilities ................................................         (3,709)          3,431
   Accrued restructuring ..............................................           (103)             --
   Accrued interest ...................................................          3,263          18,750
Other .................................................................           (111)            (87)
                                                                          ------------    ------------
Net cash used in operating activities .................................           (915)        (13,098)
                                                                          ------------    ------------

Cash flows from investing activities:

   Repayments on Senior Notes .........................................         (7,030)             --
   Investment in short-term and long-term investments .................         (3,234)             --
   Proceeds from restricted cash and investments ......................            306           5,773
   Purchases of property, plant and equipment .........................           (555)        (12,256)
                                                                          ------------    ------------
Net cash used in investing activities .................................        (10,513)         (6,483)
                                                                          ------------    ------------

Cash Flows from Financing Activities

   Capital contribution into minority-owned subsidiary ................          4,458             372
   Capital distribution in minority-owned subsidiary ..................            (97)             --
   Repayments of mortgage payable and capital lease obligations .......           (286)         (1,986)
                                                                          ------------    ------------
Net cash provided by (used in) financing activities ...................          4,075          (1,614)
                                                                          ------------    ------------

Effects of exchange rate changes on cash and cash equivalents .........            275          (1,228)

Net decrease in cash and cash equivalents .............................         (7,078)        (22,423)
Cash and cash equivalents, beginning of period ........................         47,562         111,502
                                                                          ------------    ------------
Cash and cash equivalents, end of period ..............................   $     40,484    $     89,079
                                                                          ============    ============

Supplemental disclosure of cash flow information:

Cash paid for interest ................................................   $        570    $        931
Non-cash financing activities:
   Equipment acquired under capital lease obligations .................   $         --    $        835
   Capital expenditures included in accounts payable, accrued
     liabilities and other long term liabilities ......................   $        215    $      8,916
Cumulative dividends and accretion on preferred stock .................   $         --    $      1,848


         The accompanying notes are an integral part of these consolidated financial statements

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in Thousands, Except Share and Per Share Data)


1.   Reorganization and Emergence from Chapter 11

         Globix Corporation ("Globix", the "Company", or the "Successor Company") is a provider of Internet solutions to businesses. The solutions include secure and fault-tolerant Internet data centers with network services providing network connectivity to the Internet and Internet-based managed and application services, which include co-location, dedicated hosting, streaming media and messaging services. The Company currently offers services from facilities in New York City, New York, Santa Clara, California, Atlanta, Georgia and London, England.

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

         On April 8, 2002, the bankruptcy court confirmed the Plan. Effective April 25, 2002 (the "Effective Date of the Plan"), all conditions necessary for the Plan to become effective were satisfied or waived and the Company emerged from Chapter 11 bankruptcy protection.

         As of the Effective Date of the Plan, all of the Company's existing securities were cancelled and:

         o each holder of the Company's 12.5% Senior Notes due 2010 (the "12.5% Senior Notes"), became entitled to receive, in exchange for its claims in respect of the 12.5% Senior Notes, its pro rata share of:

                  o $120,000 in aggregate principal amount of the Company's 11% Senior Secured Notes due 2008 (the "11% Senior Notes"), and

                  o 13,991,000 shares of the Company's common stock, representing 85% of the shares of the Company's common stock issued and outstanding following the Effective Date of the Plan;

         o each holder of shares of the Company's preferred stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of these shares of preferred stock, its pro rata share of 2,304,400 shares of the Company's common stock, representing 14% of the shares of the Company's common stock issued and outstanding following the Effective Date of the Plan; and

         o each holder of shares of the Company's common stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of these shares of common stock, its pro rata share of 164,600 shares of the Company's common stock, representing 1% of the shares of the Company's common stock issued and outstanding following the Effective Date of the Plan.

         All of the shares of the Company's common stock issued pursuant to the Plan are subject to dilution by the exercise of management incentive stock options, representing up to 10% of the shares of the Company's issued and outstanding common stock on a fully-diluted basis following the Effective Date of the Plan.

         A total of 16,460,000 shares of the Company's common stock and $120,000 in aggregate principal amount of the 11% Senior Notes were deemed to be issued and outstanding on the Effective Date of the Plan pursuant to the terms of the Plan, and are deemed to be issued and outstanding for purposes of these financial statements. As of September 30, 2002, however, no shares of the Company's common stock or 11% Senior Notes had been distributed. In October 2002, the Company distributed a total of 16,295,400 shares of common stock and $120,000 in aggregate principal amount of 11% Senior Notes. Pursuant to the terms of a Stipulation and Order that the Company entered into with the lead plaintiffs in the class action lawsuit described in Note 14, 229,452 of these shares of common stock and $1,968 in aggregate principal amount of these 11% Senior Notes were placed in reserve

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in Thousands, Except Share and Per Share Data)




in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires the Company to pay an amount in excess of its liability insurance, then the Company will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10,000 or greater) or a portion of (in the event that this excess is less than $10,000) of the shares of common stock and 11% Senior Notes held in escrow. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date of the Plan, which are allocable under the terms of the Plan to the holders of the Company's common stock outstanding immediately prior to the Effective Date of the Plan, will occur following the resolution of the shareholder derivative suit against the Company and certain of former officers and directors described in
Note 14.

         The Company historically has experienced negative cash flow from operations and has incurred net losses. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to continue to grow the Company's revenue and achieve further operating efficiencies. For the five month period ended September 30, 2002, the Company had a net loss of $21,100. The Company is dependent upon its cash on hand and cash generated from operations to support its capital requirements. Although no assurances can be given, the Company's management believes that actions taken pursuant to the Plan, including company downsizing, headcount reductions and other cost reductions, as well as cost control measures and the restructuring of the Company's outstanding debt in connection with the Plan, have positioned the Company to maintain sufficient cash flows from operations to meet its operating, capital and debt service requirements for the next twelve months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, or in attracting new customers, or in maintaining its existing customer base. Moreover, despite its restructuring the Company has continued to experience significant decreases in revenue and low levels of new customer additions in the period following its restructuring. In the future, the Company may make acquisitions or repurchase indebtedness of the Company which, in turn, may adversely affect the Company's liquidity.

2.   Basis of Presentation

       The financial statements presented have been prepared by the Company according to generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company's financial position at December, 31, 2002 and the three month period ended December 31, 2002 and 2001. All such adjustments are of a normal recurring nature.

       As a result of the application of fresh start accounting under American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), as of May 1, 2002, the Company's financial results for the quarter ended December 31, 2002 and for the quarter ended December 31, 2001 include two different bases of accounting and, accordingly, the operating results and cash flows of the Successor Company (as defined below) and the Predecessor Company (as defined below) have been separately disclosed. For the purposes of these financial statements, references to the "Predecessor Company" are references to the Company for periods prior to April 30, 2002 (the last day of the calendar month in which the Company emerged from bankruptcy) and references to the "Successor Company" are references to the Company for periods subsequent to April 30, 2002. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements. Results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the operating results that may be expected for future periods.

       The preparation of the Company's financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in Thousands, Except Share and Per Share Data)


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

Recent Accounting Pronouncements

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, or FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. FIN 45 is effective for our 2003 fiscal year. The adoption of FIN 45 did not have a material impact on consolidated results of operations or financial position.

         In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123", which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS 123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company will continue to account for stock-based compensation in accordance with APB No. 25. As such, the adoption of this standard did not have a material impact on its consolidated financial position or results of operations.

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

         For the three month period ended December 31, 2001, goodwill amortization amounted to $571. If the Company had adopted SFAS 142 as of October 1, 2000 and discontinued goodwill amortization, the Company's net income and loss per common share on a pro forma basis would have been as follows:

Pro Forma Results                                    Predecessor Company
                                                     -------------------
                                                        Three months
                                                           Ended
                                                      December 31, 2001
                                                     -------------------
Net loss                                                $       (41,603)
  Addback of goodwill amortization                                  571
                                                        ---------------
Adjusted net loss                                               (41,032)
  Dividends and accretion on preferred stock                     (1,848)
                                                        ---------------
Adjusted net loss attributable to common
  stockholders                                          $       (42,880)
                                                        ===============
Ajusted loss common share

Basic and diluted loss per share attributable to
  common stockholders                                   $         (1.10)
                                                        ===============

Intangible assets of the Successor Company are as follows:

         o        trademark and trade name;
         o        network build-out/know-how; and

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in Thousands, Except Share and Per Share Data)


         o        customer contracts.

     The trademark and trade name identifiable assets are considered indefinite-lived intangible assets. Accordingly, trademarks and trade name are not amortized but are periodically reviewed for impairment. The network build-out/know-how and customer contracts are considered finite-lived intangible assets. Finite-lived intangible assets are amortized over their useful lives. The network build-out/know-how intangible asset is being amortized over eight years and the customer contracts intangible assets are being amortized over three years.

Stock-Based Compensation

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No.25") for recognizing stock-based compensation expense for financial statement purposes. Under APB No. 25, the Company applied the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted, because options are only granted at a price equal to fair value on the day of grant. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized.

     The following table illustrates the effect on income from continuing operations and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Globix option is calculated using the Black-Scholes option-pricing model.

                                                                    Quarter ended
                                                                  December 31, 2002
                                                                  -----------------
Pro forma net loss attributable to common stockholders              $       (5,330)
                                                                    --------------
Pro forma basic and diluted loss per share attributable
  to common stockholders                                            $        (0.32)
                                                                    --------------


     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts, as additional stock option awards are anticipated in future years.

3.   Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                                                                Successor Company
                                                                         --------------------------------
                                                                            December 31,    September 30,
                                                                                 2002             2002
                                                                                ----             ----
Land ..................................................................   $      2,713    $      2,713
Building and building improvements ....................................         84,380          84,094
Leasehold improvements ................................................         71,933          71,322
Computer hardware and software and network equipment ..................         15,735          15,607
Furniture and equipment ...............................................          3,695           3,660
                                                                          ------------    ------------
                                                                               178,456         177,396
Less:  Accumulated depreciation and amortization ......................         (8,994)         (5,549)
Add:  Construction in progress ........................................          3,166           2,863
                                                                          ------------    ------------
Property, plant and equipment, net ....................................   $    172,628    $    174,710
                                                                          ============    ============

         Certain computer and network equipment are recorded under capital leases that aggregated approximately $4,466 and $4,466 as of December 31, 2002 and September 30, 2002, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $744 and $465 as of December 31, 2002 and September 30, 2002, respectively.


         ATC Merger Corp. ("ATC Corp."), a wholly owned subsidiary of the Company owns the land and building located at 139 Centre Street, New York, New York. The nine-story building with approximately 160,000 square feet of floor space houses the Company's corporate headquarters and one of its Internet data center facilities. A former owner of the right to purchase the Centre Street property is entitled to additional consideration if the Company sells the property. Such amount will be equal to the greater of (a) $1,000 (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) ten percent of the gross sales price of the property if such sales price is greater than $17,500.

4.   Minority Interest

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

         In June 2001, the Company had entered into an agreement whereby the Tax Credits generated from the renovation of the Property will be utilized by a third party (the "Investor") via a subsidiary (the "LLC"), in consideration for a capital contribution to the LLC of approximately $16,549, which represents a 99.9% interest in the LLC. As of September 30, 2002, the LLC had received $5,778 of such capital contribution. The LLC received an additional $4,458 in October 2002 and an additional $1,636 in January 2003. The balance of the capital contribution is due from the Investor in annual installments as follows:

Year Ending September 30,                                  Contribution
--------------------------                                 ------------
2004 ......................................................   1,557
2005 ......................................................   1,479
2006 ......................................................   1,400
2007.......................................................    241

                      GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in Thousands, Except Share and Per Share Data)



Total .....................................................   $4,677
                                                              ======

         In connection with the LLC's operating agreement, the LLC paid the Investor $97 for the three months ended December 31, 2002 in relation to a mandatory priority return owed to them. The priority return is an annual calculated amount based on 3% of the Investor's capital contribution.

         In connection with the above transaction, the Investor has a put option with the Company. The put option provides that during the 6 months following the 61st month after the date of the certification of the qualifying rehabilitation expenditures (the "Certification Date"), which occurred on September 17, 2002, the Investor may require the Company to purchase the Investor's interest in the LLC for an amount equal to 25% of the Investor's capital contribution in the LLC. If the Investor does not exercise its put option, the Company may exercise a call option during a period of 24 months following the 73rd month after the Certification Date. The call option allows the Company to acquire the Investor interest in LLC for the greater of the fair market value of the Investor interest in the LLC or an amount equal, on an after tax basis, to taxes payable by the Investor upon the sale of its investment.

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

5.   Accrued Liabilities

     Accrued liabilities consist of the following:

                                                                              Successor Company
                                                                         ----------------------- -----
                                                                          December 31,   September 30,
                                                                               2002           2002
                                                                          ------------    ------------
  Franchise tax, sales tax and property tax ...........................          1,666           2,177
Salaries, benefits and commissions ....................................          1,036           1,636
Telecommunications accrual ............................................          1,670           1,706
Technology licenses and maintenance contracts .........................            514           1,205
Deferred revenue ......................................................          2,306           1,503

================================================================================

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in Thousands, Except Share and Per Share Data)


Accrued construction costs ............................................            116             147
Other .................................................................          5,193           7,722
                                                                          ------------    ------------
                                                                          $     12,501    $     16,096
                                                                          ============    ============



6.   Restructuring and Other

     The following table displays the activity and balances of the restructuring reserve account from inception to December 31, 2002:


                                                                  Restructuring                    Other
                                                     --------------------------------------     ----------
                                                      Employee       Contract      Facility       Asset
                                                     Terminations   Settlements    Closings     Write-Down      Total
                                                     ------------   -----------    --------     ----------      -----
September 30, 2001 Balance (Predecessor Company)       $ 1,006       $  4,050      $ 1,953        $ 2,182      $  9,191
Deductions - Cash                                         (689)            --         (958)            --        (1,647)
                                                       -------       --------      -------        -------      --------
December 31, 2001 Balance (Predecessor Company)            317          4,050          995          2,182         7,544

Additional Restructure Charge                            2,946         16,407        2,120          6,922        28,395
Deductions - Non-cash                                     (889)            --         (422)        (6,922)       (8,233)
Deductions - Cash                                       (1,831)       (18,480)        (711)            --       (21,022)
Reversal to Fiscal 2001 Plan                                --           (678)        (701)        (2,182)       (3,561)
                                                        -------       --------      -------        -------      --------
April 30, 2002 Balance (Predecessor Company)               543          1,299        1,281              0         3,123

Deductions - Cash                                         (400)            --         (895)            --        (1,295)
                                                       -------       --------      -------        -------      --------
September 30, 2002 Balance (Successor Company)             143          1,298          386             --         1,828

Deductions - Cash                                          (69)            --          (34)            --          (103)
                                                       -------       --------      -------        -------      --------
December 31, 2002 Balance (Successor Company)          $    74       $  1,298      $   352        $    --      $  1,725
                                                       =======       ========      =======        =======      ========


     The above deductions to the restructuring reserve represent primarily cash payments and write-offs of previously capitalized costs and asset write-downs.

7.   Other Long-Term Liabilities

     Other long-term liabilities consist of the following:

                                                        Successor Company
                                                        -----------------

                                                   December 31, September 30,
                                                   --------------------------
                                                      2002            2002
                                                      ----            ----

                 Note Payable                          $2,600          $ 2,600
                 Rabbi Trust Obligation                 2,769            2,777
                 Negative Leasehold Liability           7,571            7,607
                 Deferred Rent                            160              100
                                                     --------         --------
                                                      $13,100          $13,084
                                                     ========         ========

       The Company has a $2,600 note payable, due January 15, 2004. The note bears interest, payable monthly, at 4.75%. The note is collateralized by an irrevocable standby letter of credit. The related funds are included in restricted cash on the accompanying consolidated balance sheet.

     On July 21, 1999, the Company established a trust for the benefit of a former executive. The Trust agreement was for three years beginning in April 1999 through March 1, 2002. The agreement was amended on March 21, 2001, and provided for payments from the Trust commencing April 2001. Payments were made from the Trust until March 1, 2002, when the Company and two of its wholly owned subsidiaries filed for Chapter 11 bankruptcy protection. The Company is currently in litigation over the Trust. See Note 14 "Contingencies."

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in Thousands, Except Share and Per Share Data)



8.   11% Senior Notes

         As of the Effective Date of the Plan, all of the existing 12.5% Senior Notes were cancelled and each holder of the 12.5% Senior Notes became entitled to receive, in exchange for its 12.5% Senior Notes, its pro rata share of $120,000 in aggregate principal amount of the 11% Senior Notes and 13,991,000 shares of the Company's common stock, representing 85% of the shares of the Company's common stock issued and outstanding following the Effective Date of the Plan, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding common stock on a fully-diluted basis following the Effective Date of the Plan. The interest of $11,507 on the 12.5% Senior Notes for the period March 1, 2002 through the Effective Date of the Plan was not accrued in accordance with SOP 90-7.

         The Company issued the 11% Senior Notes on the Effective Date of the Plan in one series that is initially limited to $120,000 aggregate principal amount of 11% Senior Notes. However, none of the 11% Senior Notes had been distributed as of September 30, 2002. In October 2002, the Company distributed $120,000 in aggregate principal amount of the 11% Senior Notes, which included $1,968 in aggregate principal amount of Notes placed in reserve in escrow pursuant to a Stipulation and Order entered into with the lead plaintiffs in the class action lawsuit described in Note 14.

         The 11% Senior Notes will mature on December 31, 2008. The 11% Senior Notes will bear interest at 11% per annum, payable annually in May of each year, commencing on May 1, 2003. Interest on the 11% Senior Notes for the first two year period following the initial date of issuance is payable in kind by the issuance of additional notes with terms identical to the 11% Senior Notes (other than the date of issuance) in a principal amount equal to the interest payment then due. For the two year period thereafter, interest is payable in cash or, at the Company's option when authorized by its board of directors, in additional notes with terms identical to the 11% Senior Notes (other than the date of issuance), or in any combination of cash and additional notes. For the remaining two years until maturity, interest is payable in cash.

         The 11% Senior Notes were issued under an indenture dated as of April 23, 2002 (the "Indenture"), among the Company, HSBC Bank USA, as trustee (the "Trustee") and Bluestreak Digital, Inc., Gamenet Corporation, NAFT Computer Service Corporation, NAFT International Ltd., PFM Communications, Inc., GRE Consulting, Inc., 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, Comstar.net, Inc. and Comstar Telecom & Wireless, Inc., as the initial Subsidiary Guarantors. The Company is in the process of merging each of these subsidiary guarantors, other than 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, with and into the Company.

         The indenture governing the 11% Senior Notes contains a number of covenants that impose significant operating and financial restrictions on the Company and its subsidiaries. These restrictions significantly limit, and in some cases prohibit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens on assets, enter into business combinations or engage in certain activities with the Company's subsidiaries.

         As of December 31, 2002, the Company was in compliance with the material operating and financial restrictions imposed upon the Company contained in the indenture governing the 11% Senior Notes. However, as of December 31, 2002, the Company was not in compliance with the provisions of the indenture which require the Company to:

         o file reports and documents with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; specifically the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and this quarterly report;

         o    file copies of these reports with the indenture trustee;

         o cause these reports to be mailed to the holders of the 11% Senior Notes;

         o deliver to the indenture trustee a certificate from the Company's public accountants related to the Company's compliance with certain provisions of the indenture; and

         o deliver to the indenture trustee an officer's certificate with respect to the Company's failure to satisfy the obligations set forth above

         The Company's failure to comply with each of the obligations described above constitutes a default, but not an event of default, under the indenture. See Note 15 for a description of events related to these defaults which occurred subsequent to December 31, 2002.

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in Thousands, Except Share and Per Share Data)



         On December 5, 2002, the Company repurchased in the open market for $7,030 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $9,130 and associated accrued interest of $627. The repurchase resulted in a gain on the discharge of debt of approximately
$2,727. Such gain is included in the Consolidated Statement of Operations in the quarter ended December 31, 2002.

9.   Mortgage Payable

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

10.  Stockholder's Equity

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

         Pursuant to the terms of the Successor Company's Amended and Restated Certificate of Incorporation, the Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.01 per share. A total of 16,460,000 shares of the Company's common stock were deemed to be issued and outstanding on the Effective Date of the Plan. As of September 30, 2002, however, no shares of the Company's common stock had been distributed pursuant to the terms of the Plan. In October 2002, a total of 16,295,400 shares of common stock were distributed in accordance with the terms of the Plan. 229,452 of these shares were placed in reserve in escrow pursuant to a Stipulation and Order entered into with the lead plaintiffs in the class action lawsuit described in Note 14. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date of the Plan, which are allocable under the terms of the Plan the holders the Predecessor Company's common stock, will occur following the resolution of the shareholder derivative suit described in Note 14 against the Company and certain of its present and former officers and directors.

11.  Loss Per Share

         Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in Thousands, Except Share and Per Share Data)




dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. In accordance with the requirements of Statement of Financial Accounting Standard No. 128, common stock equivalents have been excluded from the calculation of diluted net loss per common share as their inclusion would be antidilutive.

         The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2002 and 2001 had been converted.


                                                           December 31,

                                                   Successor    Predecessor
                                                     Company      Company
                                               --------------------------------
                                                      2002        2001
                                                      ----        ----

              Convertible preferred stock .....           --      8,617,300
              Stock Options....................           --     13,439,900
              Unvested Restricted Stock........           --      2,207,600
              Warrants ........................           --        194,800
                                               -------------        -------
                                                          --     24,459,600
                                               =============     ==========

         In October 2002, a total of 16,295,400 shares of common stock were distributed in accordance with the terms of the Plan. 164,600 shares of common stock will be distributed following resolution of the shareholder derivative suit discussed in Note 14. For purposes of these financial statements, however, and consistent with the provisions of the Plan, a total 16,460,000 shares have been treated as outstanding.

12.  Segment Reporting

         The Company reports segment information under SFAS No. 131, which establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company is a full service provider of sophisticated Internet solutions. The Company operates several Internet data centers throughout the United States of America and Europe. Each Internet data center provides the same internet related services to similar type of customers.

         The Company's activities fall within one operating segment. The following table sets forth geographic segment information for three months ended December 31, 2002 (Successor Company) and three months ended December 31, 2001 (Predecessor Company):

                                                   Successor      Predecessor
                                                    Company        Company
                                                    Three-month period ended
                                                          December 31,
                                                       2002           2001
                                                       ----           ----
               Revenue:
               United States....................       $10,581        $17,552
               Europe                                    5,899          5,828
                                                         -----          -----
               Consolidated.....................      $ 16,480        $23,379
                                                      ========        =======
               Operating income (loss):


                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in Thousands, Except Share and Per Share Data)


               United States......................   $ (5,580)     $ (18,566)
               Europe                                     818         (4,478)
                                                           ---        ------
               Consolidated.......................   $ (4,762)     $ (23,044)
                                                     =========     =========

               Tangible assets:                      as of December 31,
                                                     ------------------
               United States......................   $198,357
               Europe                                  45,074
                                                       ------
               Consolidated.......................   $243,431
                                                     ========

The tangible assets reflected in the table above exclude intangible assets.

13.  Comprehensive Loss

         The Company reports comprehensive loss under the provisions of SFAS No.
130. Accumulated other comprehensive loss is reported as a component of stockholders equity in the consolidated balance sheets. The Company primarily has two components of comprehensive loss: cumulative translation adjustments from the Company's operations in foreign countries and unrealized gains and losses on marketable securities classified as available for sale. The following table summarizes the components of other comprehensive loss for the three-month periods ended December 31, 2002 and 2001:

                                                                          Three-months ended
                                                                             December 31,
                                                                          2002             2001
                                                                          ----             ----
                                                                        Successor     Predecessor
                                                                        Company         Company
                                                                     ----------------- --------------
Net loss                                                                   $ (5,261)      $(41,603)
Other comprehensive income (loss):
   Unrealized gain on marketable securities available for sale                  129          1,075
   Foreign currency translation adjustment                                      826         (1,228)
                                                                            --------      --------
Total Comprehensive loss                                                    $(4,306)      $(41,756)
                                                                            ========      ========

14.  Contingencies

         On January 28, 2002, a derivative suit was filed in the United States District Court for the Southern District of New York against the Company, as nominal defendant, and certain of the Company's current and former directors and officers. The Company believes that the allegations in this lawsuit are without merit and intends to vigorously defend against them. In addition, the plaintiff in this lawsuit has not pursued her claims against the Company since the filing of the lawsuit. Although there can be no assurance as to the outcome or effect of this lawsuit, the Company's management does not believe, based on currently available information, that the ultimate liabilities (if any) resulting from this lawsuit will have a material adverse impact on its business, financial condition, results of operations or cash flows.

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

         On June 25, 2002, the Company entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit. The Stipulation and Order provides that 229,452 shares of the Company's common stock and $1,968 in aggregate principal amount of the 11% Senior Notes will be held in reserve in escrow pending the outcome of the

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in Thousands, Except Share and Per Share Data)


class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires the Company to pay an amount in excess of its liability insurance, the Company will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10,000 or greater) or a portion of (in the event that this excess is less than $10,000) the shares of the Company's common stock and the 11% Senior Notes being held in escrow.

         A consolidated amended complaint was filed in this lawsuit on June 28, 2002. The Company has filed a motion to dismiss the consolidated amended complaint. Briefing of that motion is not yet complete. If the motion is denied, the case will proceed to the discovery stage. The Company believes that the allegations in this lawsuit are without merit and intends to vigorously defend against them. Although there can be no assurance as to the outcome or effect of this lawsuit, the Company's management does not believe, based on currently available information, that the ultimate liabilities (if any) arising from this lawsuit will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

         On June 12, 2002, Robert B. Bell, a former officer and director of the Company, filed a complaint in the United States District Court for the Southern District of New York entitled Robert B. Bell v. Arnold M. Bressler, as Trustee, and Globix Corporation, alleging breach-of-contract claims related to the failure to make payments under a trust (the "Rabbi Trust") that the Company formed pursuant to an employment agreement with Mr. Bell. Mr. Bell is seeking damages in excess of $2.0 million plus costs, disbursements and legal fees. This action is currently being stayed pending resolution of the Company's lawsuit against Mr. Bell and Arnold N. Bressler, the Trustee of the Rabbi Trust, described below.

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

         From time to time, the Company is a party to legal proceedings arising in the normal course of its business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which the Company is a party, the Company's management does not believe, based on currently available information, that the ultimate liabilities (if any) arising from any such legal proceedings will have a material adverse impact on the Company's financial condition, results of operations or cash flows.

15.  Subsequent Events

         In January 2003, the Company retained the services of a real estate broker to explore the Company's options with respect to the land and eight story building located at 415 Greenwich Street, New York, New York, including the sale or lease of the facility. (See also Note 4, Minority Interest for further discussion regarding certain obligations upon the sale of the property.) In January 2003, the Company also retained the services of a real estate broker to lease approximately one third of its facility located at 139 Centre Street.

         In January 2003, the Company's board of directors concluded that Mr. Stevenson had met certain performance targets set forth in his employment agreement. However, for purposes of the provisions of Mr. Stevenson's employment agreement related to Mr. Stevenson's bonus and the vesting of options granted to Mr. Stevenson, the Company's board of directors deemed all of these performance targets to have been met.

         In February 2003, the Company repurchased in the open market for $4,913 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $6,380 and associated accrued interest of $577. The repurchase resulted in a gain on the discharge of debt of approximately $2,044. This gain will be recorded in the Company's Consolidated Statement of Operations for the quarter ended March 31, 2003.

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
             (Amounts in Thousands, Except Share and Per Share Data)



         On March 14, 2003, the Company's board of directors approved the sale to Communication Technology Advisors, LLC ("CTA") of a warrant exercisable for 500,000 shares of the Company's common stock at an exercise price of $3.00 per share. CTA provides consulting services to the Company. CTA's Chairman, Jared Abbruzzese, is currently a member of our board of directors. The purchase price of the warrant is $25. Although CTA has not yet purchased this warrant, it currently has the right to do so. If CTA elects to purchase this warrant, this warrant will be immediately exercisable for a period of 10 years from the date of issuance. CTA is a provider of services to the Company and as such, using the Black Scholes valuation model, the fair value of the warrant will be expensed in the quarter ended March 31, 2003.

         On March 14, 2003, the Company's board of directors approved the 2003 Stock Option Plan, authorized the issuance of options to acquire 1,828,889 shares of the Company's common stock and granted options to acquire 1,128,976 shares of the Company's common stock. The compensation committee of the Company's board of directors had previously approved the 2003 Stock Option Plan on November 5, 2002, and set the fair value strike price of options granted under the 2003 Stock Option Plan at $3.04.

         On March 19, 2003 holders of approximately 58% of the outstanding 11% Senior Notes (excluding 11% Senior Notes owned by the Company) waived the defaults described in Note 8.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

         The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about our company and our industry. Our results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties discussed in our other periodic reports and documents filed with the Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods. The following discussion and analysis should be read together with the consolidated financial statements and notes to the financial statements included in Part I of this quarterly report.

         As is more fully discussed in Note 2 ("Basis of Presentation") to the condensed consolidated financial statements included in this quarterly report, we reported under fresh start accounting pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") during the third quarter of the fiscal year ended September 30, 2002 resulting in a change in the basis of accounting in the underlying assets and liabilities of our company at the effective date (the "Effective Date") of our prepackaged plan of reorganization which we entered into in connection with our Chapter 11 filing discussed below. Accordingly, the financial statements of the Successor Company (as defined below) and the Predecessor Company (as defined below) are not comparable. For purposes of this Management's Discussion and Analysis:

o references to the "Predecessor Company" are references to the Company for periods prior to April 30, 2002 (the last day of the calendar month in which the Company emerged from bankruptcy) and references to the "Successor Company" are references to the Company for periods subsequent to April 30, 2002.

o we have compared the results of the Predecessor Company quarter ending December 31, 2001 with Successor Company quarter ending December 31, 2002

Overview

         Our company was founded in 1989 and undertook a major expansion plan in 1998 in order to more aggressively pursue opportunities resulting from the growth of the Internet. In April 1998, we completed a $160.0 million offering of 13.0% Senior Notes due 2005 (the "13.0% Senior Notes"). In July 1999, we completed construction of our initial Internet data center facilities in New York City, New York; London, England and Santa Clara, California and began operations at each facility.

         In March 1999, we completed a public offering of 16,000,000 shares of common stock, resulting in net proceeds to our company of approximately $136.5 million.

         In December 1999, we completed the private placement of 80,000 shares of preferred stock to affiliates of Hicks, Muse, Tate & Furst Incorporated, resulting in net proceeds to our company of $75.3 million.

         In February 2000, we issued $600 million in aggregate principal amount of 12.5% Senior Notes due 2010 (the "12.5% Senior Notes") to fund the continued expansion of our facilities and network and to consummate a tender offer to purchase all of the outstanding 13.0% Senior Notes. The purchase price of the tender, completed on February 8, 2000, was 106.5% of the $160.0 million in aggregate principal amount of the 13.0% Senior Notes outstanding, plus all accrued and unpaid interest.

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

Critical Accounting Policies and Estimates

         Our significant accounting policies are described in the notes to the consolidated financial statements for the fiscal year ended September 30, 2002 and critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions.

Quarter Ended December 31, 2002 Compared To The Quarter Ended December 31, 2001

         Revenue. Revenue for the quarter ended December 31, 2002 decreased 30.0% to $16.5 million from $23.4 million for the three-month period ended December 31, 2001. This decrease was primarily attributable to increased customer churn. Customer churn accounted for $6.2 million, or 89.4% of our revenue decrease. We define churn as contractual revenue losses due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. During the quarter ended December 31, 2002 our monthly churn averaged 2.1% as compared to 3.3% for the quarter ended September 30, 2002. Of this monthly churn, 1.5% was related to downgrades, 3.8% was related to cancellations, offset by 1.5% and 1.7% related to new and upgraded contracts, respectively. For the quarter ended December 31, 2002, cancellations constituted approximately 71.6% of our monthly revenue losses and downgrades contributed approximately 28.4% of our monthly revenue losses. Hardware and software sales decreased $731 thousand, or 67.6%, as a result of our shift away from lower margin hardware and software revenue. This decrease accounted for 10.6% of our total revenue decline.

         Cost of Revenue and Gross Margin. Cost of revenue for the quarter ended December 31, 2002, decreased to $5.6 million from $9.7 million for the quarter ended December 31, 2001. A decrease of $3.3 million, representing 80.8% of the total decrease in cost of revenue, was realized within non-hardware related costs. This decrease was primarily attributable to our continued focus on network reconfiguration. Decreases of $775 thousand, representing 19.2% of the total decrease in cost of revenue, was attributable to lower hardware costs as a result of our shift away from lower margin hardware sales. Gross margin increased from 58.7% for the quarter ended December 31, 2001 to 65.9% for the quarter ended December 31, 2002, primarily as a result of the reduction in network costs and our exit from the hardware business.

         Selling, General and Administrative. Selling, general and administrative expenses were $11.9 million, or 72.2% of revenue for the quarter ended December 31, 2002, as compared to $24.7 million, or 105.9% of revenue for the quarter ended December 31, 2001. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to a decrease in salaries and benefits in connection with our restructuring efforts, which focused on significant reductions in facilities and personnel. In the quarter ended December 31, 2002, salaries and benefits were $5.7 million, representing 34.9% of revenue, as compared with $14.2 million, or 60.7% of revenue, in the quarter ended December 31, 2001. The number of our employees decreased from 590 as of December 31, 2001 to 251 as of December 31, 2002. In the quarter ended December 31, 2002, rent expense was $1.6 million, representing 10.0% of revenue, as compared to $3.1 million, or 13.1% of revenue, for the quarter ended December 31, 2001. This decrease was the result of the mid 2002 lease renegotiation for Globix House, one of our data centers in London, and the impact of negative leasehold adjustments. In the quarter ended December 31, 2002, bad debt expense was $624 thousand, representing 3.7% of revenue, as compared to $1.5 million, or 6.4% of revenue, for the quarter ended December 31, 2001. This decrease was attributable to improvements in collections as well as the impact of the deterioration in the internet business environment, which resulted in our proactive reduction of the uncollectible customer accounts receivable balances from 2001.

         Depreciation and Amortization. Depreciation and amortization decreased to $3.7 million for the quarter ended December 31, 2002, as compared to $12.0 million in the quarter ended December 31, 2001. The decrease was primarily attributable to the impact of fresh start accounting, in particular the revaluation of our property, plant and equipment as of April 30, 2002.

         Interest and Financing Expense. Interest and financing expense for the quarter ended December 31, 2002 was $3.9 million, or 23.7% of revenue, as compared to $20.0 million, or 85.6% of revenue, for the quarter ended December 31, 2001. The decrease in interest and financing expense was primarily attributable to the reduction in our outstanding indebtedness pursuant to the Plan. As of the Effective Date of the Plan, quarterly interest expense was reduced from $18.8 million to approximately $3.3 million before compounding.

         Interest Income. The decrease in interest income to $388 thousand in the quarter ended December 31, 2002 from $966 thousand in the quarter ended December 31, 2001 reflected our reduced cash balance in the quarter ended December 31, 2002 and the impact of declining interest rates as compared to the same period of the prior year.

         Other Income. Other income in the quarter ended December 31, 2002 was $182 thousand, as compared to $110 thousand in the quarter ended December 31, 2001, an increase of $72 thousand, or 65.5%. This increase resulted from gains on short term investments, offset by a decrease in rental income.

         Gain on Debt Discharge. In the quarter ended December 31, 2002, we recorded a non-cash gain of $2.7 million on the discharge of debt, which includes both principal and accrued interest. This gain was related to our repurchase of $9.1 million in aggregate principal amount of the 11.0% Senior Notes for cash totaling $7.0 million, and the elimination of associated accrued interest of $627 thousand. There was no gain on debt discharge in the quarter ended December 31, 2001.

         Net Loss and Net Loss Attributable To Common Stockholders. As a result of the above, we reported a net loss of $5.3 million and a net loss attributable to common stockholders of $5.3 million, or $0.32 per share, for the quarter ended December 31, 2002, compared to a net loss of $41.6 million and a net loss attributable to common stockholders of $43.5 million, or $1.11 per share, for the quarter ended December 31, 2001. As a result of the cancellation of the shares of our preferred stock outstanding immediately prior to the Effective Date of the Plan pursuant to the terms of the Plan, dividends and accretion on preferred stock decreased from $1.8 million in the quarter ended December 31, 2001 to zero in the quarter ended December 31, 2002.

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

         As of the Effective Date of the Plan, all of our existing securities were cancelled and:

o each holder of the 12.5% Senior Notes became entitled to receive, in exchange for its claims in respect of the 12.5% Senior Notes, its pro rata share of:

         o $120 million in aggregate principal amount of our 11% Senior Secured Notes, due 2008 (the "11% Senior Notes"); and

         o 13,991,000 shares of our common stock, representing 85% of the shares of our common stock issued and outstanding following the Effective Date of the Plan; and

o each holder of shares of our preferred stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of these shares of preferred stock, its pro rata share of 2,304,400 shares of our common stock, representing 14% of the shares of our common stock issued and outstanding following the Effective Date of the Plan; and

o each holder of shares of our common stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of its shares of common stock, its pro rata share of 164,600 shares of our common stock, representing 1% of the shares of our common stock issued and outstanding following the Effective Date of the Plan.

         All of the shares of our common stock issued pursuant to the Plan are subject to dilution by the exercise of management incentive stock options, representing up to 10% of the shares of our issued and outstanding common stock on a fully-diluted basis following the Effective Date of the Plan.

         A total of 16,460,000 shares of our common stock and $120 million in aggregate principal amount of the 11% Senior Notes were deemed to be issued and outstanding on the Effective Date pursuant to the terms of the Plan. As of September 30, 2002, however, no shares of our common stock or 11% Senior Notes had been distributed. In October 2002, we distributed a total of 16,295,400 shares of common stock and $120 million in aggregate principal amount of 11% Senior Notes. Pursuant to the terms of a Stipulation and Order that we entered into with the lead plaintiffs in the class action lawsuit described in the section of Part II of this quarterly report entitled "Item 1 - Legal Proceedings", 229,452 of these shares of common stock and $1,968,000 in aggregate principal amount of these 11% Senior Notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, then we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) of the shares of common stock and 11% Senior Notes held in escrow. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date, which are allocable under the terms of the Plan to the holders of our common stock outstanding immediately prior to the Effective Date of the Plan, will occur following the resolution of the shareholder derivative suit against our company and certain of our former officers and directors described in section of Part II of this quarterly report entitled "Item 1 - Legal Proceedings"

         Net cash used in operating activities was $915 thousand in the quarter ended December 31, 2002, compared to $13.1 million in the quarter ending December 31, 2001. The improvement in our cash flow from the quarter ended December 31, 2002, compared with the quarter ended December 31, 2001, was primarily the result of a decrease in net loss, excluding the non-cash impact of depreciation and amortization and gain on debt discharge. The reduction in net cash used in operating activities also reflects a $3.3 million decrease in working capital attributable to reductions in prepaid expenses and accounts receivable.

         Net cash used in investing activities was $10.5 million in the quarter ended December 31, 2002, compared to $6.5 million in the quarter ended December 31, 2001. On December 5, 2002 we repurchased in the open market for $7.0 million a portion of our outstanding 11% Senior Notes, which had a principal value of approximately $9.1 million and accrued interest of $627 thousand. $3.2 million of our net cash used in investing activities was attributable to investments made in fixed income securities. The use of restricted cash and investments of $306 thousand was primarily attributable to the release of the collateral funds for the Company's corporate credit card. Investments in capital expenditures related to our network and facilities were $770 thousand. Of this amount, we paid $555 thousand in cash, and the balance was financed under financing arrangements or remained in accounts payable, accrued liabilities and other long term liabilities at the period-end.

         Net cash provided by financing activities was $4.1 million in the quarter ended December 31, 2002, compared to net cash used in financing activities of $1.6 million in the quarter ending December 31, 2001. In the quarter ended December 31, 2002, we repaid certain mortgage and capital lease obligations totaling $286 thousand. In the quarter ended December 31, 2002, we received a capital contribution into a minority-owned subsidiary of approximately $4.5 million.

         As of December 31, 2002, we had $40.5 million of cash and cash equivalents, $6.7 million of short-term investments and $1.5 million of marketable securities.

         We have also issued collateralized letters of credit aggregating approximately $2.6 million. The related collateral funds are included in restricted cash and investments on our consolidated balance sheet at December 31, 2002.

         In addition, we have financed certain network equipment through vendors and financial institutions under capital and operating lease arrangements. Capital lease obligations totaled approximately $3.0 million at December 31, 2002. As of December 31, 2002, we had various agreements to lease facilities and equipment and are obligated to make future minimum lease payments of approximately $74.1 million on operating leases expiring in various years through 2017. As of December 31, 2002, there were no available or unused equipment financing arrangements with vendors or financial institutions.

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

         We historically have experienced negative cash flow from operations and has incurred net losses. Our ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to continue to grow the Company's revenue and achieve further operating efficiencies. We are dependent upon our cash on hand and cash generated from operations to support our capital requirements. Although no assurances can be given, our management believes that actions taken pursuant to the Plan, including company downsizing, headcount reductions and other cost reductions, as well as cost control measures and the restructuring of our outstanding indebtedness in connection with the Plan, have positioned us to maintain sufficient cash flows from operations to meet our operating, capital and debt service requirements for the next 12 months. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability, attracting new customers or maintaining our existing customer base. Moreover, despite our restructuring we have continued to experience significant decreases in revenue and low levels of new customer additions in the period following our restructuring. In the future, we may make acquisitions or repurchase indebtedness of our company which, in turn, may adversely affect liquidity.

Recent Accounting Pronouncements

         In November 2002, the FASB issued FASB Interpretation No. 45, or FIN 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. FIN 45 is effective for our fiscal year ending September 30, 2003. Adoption of FIN 45 did not have a material impact on our consolidated results of operations or financial position.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No.
123. In addition, the statement mandates certain new disclosures that are incremental to those required by SFAS No. 123. We will continue to account for stock-based compensation in accordance with APB No. 25. As such, this standard did not have a material impact on our consolidated financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         At December 31, 2002, short-term investments consisted of an investment in a limited partnership that invests in fixed income securities.

         Marketable securities include our investments in two publicly-traded entities, Edgar On-Line and Globecomm Systems Inc., which are recorded at fair market value. We do not hedge our exposure to fluctuations in the value of our investments in equity securities.

         Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At December 31, 2002, all of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value. At December 31, 2002, $8.9 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

Item 4. Controls and Procedures

         Our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) ("Disclosure Controls") are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures for financial reporting ("Internal Controls") are procedures that are designed with the objective of providing reasonable assurance that:

         o        our transactions are properly authorized;

         o        assets are safeguarded against unauthorized or improper use;
                  and

         o        transactions are properly recorded and reported,

in each case all to permit the preparation of our financial statements in conformity with U.S. generally accepted accounting principles.

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

Evaluation of Disclosure Controls and Procedures

         Within the 90-day period prior to the filing of this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls and Procedures. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded, subject to the limitations noted above, that:

         o the design and operation of our Disclosure Controls were effective to ensure that material information related to our company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded processed, summarized and reported within the time periods specified in SEC rules and forms.

         o our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with U.S. generally accepted accounting principles.

         No significant changes were made to our Internal Controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

         There is a putative class action lawsuit pending in the United States District Court for the Southern District of New York entitled In re Globix Corp Securities Litigation, No.02-CV-00082. This lawsuit names as defendants our company and our former officers Marc Bell, Peter Herzig (who remains a director of our company) and Brian Reach, and asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001.

         On June 25, 2002, we entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit. The Stipulation and Order provides that 229,452 shares of our common stock and $1,968,000 in aggregate principal amount of the notes will be held in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) of the shares of our common stock and the notes being held in escrow.

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

         On June 12, 2002, Robert B. Bell, a former officer and director of the Company, filed a complaint in the United States District Court for the Southern District of New York, entitled Robert B. Bell v. Arnold M. Bressler, as Trustee, and Globix Corporation, alleging breach-of-contract claims related to the failure to make payments under a trust, (the "Rabbi Trust") that the Company formed pursuant to an employment agreement with Mr. Bell. Mr. Bell is seeking damages in excess of $2.0 million plus costs, disbursements and legal fees. This action is currently being stayed pending resolution of the Company's lawsuit in the United States Bankruptcy Court for the District of Delaware described below.

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

         On February 6, 2003, a putative derivative suit was filed in New York State Supreme Court (County of New York) against our company, as nominal defendant, and Lehman Brothers Inc., Chase Securities, Inc., Credit Suisse First Boston Corporation, Merrill Lynch Pierce Fenner & Smith Incorporation, Salomon Smith Barney Inc. and ABN Amro Securities LLC (as successor to ING Barings,
LLC), the initial purchasers in our February 2000 offering of the 12.5% Senior Notes. The suit alleges that the underwriting discount granted to the initial purchasers of the 12.5% Notes violated Section 5-531 of the New York General Obligations Law, which limits the amount that can be charged by a loan broker. On March 6, 2003, the plaintiff and the initial purchasers entered into a tolling agreement that would result in the dismissal of the action without prejudice pending action on a motion to dismiss an amended complaint submitted in a similar case involving debt securities issued by another corporation. On March 13, 2003 the court dismissed the action without prejudice.

         We are from time to time involved in legal proceedings in the ordinary course of our business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which we are a party, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from any such legal proceedings will have a material adverse impact on our business, financial condition, results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults upon Senior Securities

         As of December 31, 2002, we were in compliance with the material operating and financial restrictions imposed upon our company contained in the indenture governing the 11% Senior Notes. However, as of December 31, 2002, we were not in compliance with the provisions of the indenture which require us to:

         o file reports and documents with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; specifically our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Annual Report on Form 10-K for the fiscal year ended September 30, 2002 and this quarterly report;


         o    file copies of these reports with the indenture trustee;


         o cause these reports to be mailed to the holders of the 11% Senior Notes;

         o deliver to the indenture trustee a certificate from our public accountants related to our compliance with certain provisions of the indenture; and

         o deliver to the indenture trustee an officer's certificate with respect to our failure to satisfy the obligations set forth above.

         Our failure to comply with each of the obligations described above constitutes a default, but not an event of default, under the indenture. On March 19, 2003, holders of approximately 58% of the outstanding 11% Senior Notes (excluding 11% Senior Notes owned by our company) waived these defaults.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Report on Form 8-K

(a)  Exhibits

Exhibit                        Description
-------                        -----------

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 GLOBIX CORPORATION

                                 By: /S/  PETER K. STEVENSON
                                     -------------------------------------------
                                     Peter K. Stevenson, Chief Executive Officer

Date: March 26, 2003

                                 By: /S/  JOHN D. MCCARTHY
                                     -------------------------------------------
                                     John D. McCarthy, Acting Chief
                                     Financial Officer (principal financial
                                     officer and principal accounting officer)
Date: March 26, 2003

                                 CERTIFICATIONS

I, Peter K. Stevenson, certify that:


         1. I have reviewed this quarterly report on Form 10-Q of Globix Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

                                             /s/Peter K. Stevenson
                                             --------------------------
                                             Name: Peter K. Stevenson
                                             Title: Chief Executive Officer

I, John D. McCarthy, certify that:


         1. I have reviewed this quarterly report on Form 10-Q of Globix Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

                                     /s/John D. McCarthy
                                    ------------------------------------------
                                     Name: John D. McCarthy
                                     Title: Acting Chief Financial Officer