Form 10-K/A
period 2002-09-30
GLOBIX CORP
filed 2003-04-11
CIK 1003111

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

      This Amendment No. 1 amends the registrant's annual report on Form 10-K (the "Form 10-K") for the fiscal year ended September 30, 2002, filed with the Securities and Exchange Commission on March 26, 2003, (i) to include conformed signatures of PricewaterhouseCoopers LLP on the Reports of Independent Accountants appearing on pages F-2 through F-4 of the Form 10-K and (ii) to include the date of the Report of Independent Accountants issued by Arthur Andersen LLP, the registrant's former independent accountants, appearing on page F-5 of the Form 10-K, both of which were inadvertently omitted from the Form 10-K. These pages comprise part of Part II, Item 8, "Financial Statements and Supplementary Data." Accordingly, pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the complete text of Item 8, as amended (including pages F-6 through F-39 and page S-1 of the Form 10-K), is set forth below.


      This Amendment No. 1 also amends the Form 10-K to delete from Part III,
Item 14 the subsection entitled "Limitations on the Effectiveness of Disclosure Controls and Internal Controls." Pursuant to Rule 12b-15, the complete text of
Part III, Item 14, as amended, is set forth below.

      In addition, pursuant to Rule 12b-15 our principal executive officer and principal financial officer are providing the certifications required by Rule 13a-14 promulgated under the Exchange Act and are also furnishing, but not filing, written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Except as described above, no other changes have been made to the Form 10-K. This Amendment No. 1 continues to speak as of the date of the Form 10-K, and the registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements are set forth herein beginning on page F-1.

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

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number                        Document Description
------                        --------------------

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2  Certification of Acting Chief Financial Officer pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 11, 2003            GLOBIX CORPORATION


                                 /s/     Peter K. Stevenson
                                 -----------------------------------------------
                                 Peter K. Stevenson
                                 President and Chief Executive Officer

                                 CERTIFICATIONS

I, Peter K. Stevenson, certify that:

      1. I have reviewed this annual report on Form 10-K/A of Globix
Corporation;

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


Date: April 11, 2003


                                               /s/ Peter K. Stevenson
                                               ------------------------------
                                               Name: Peter K. Stevenson
                                               Title: President and Chief
                                                      Executive Officer

I, John D. McCarthy, certify that:

      1. I have reviewed this annual report on Form 10-K/A of Globix
Corporation;

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

Date: April 11, 2003


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

/s/ PRICEWATERHOUSECOOPERS LLP

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

/s/ PRICEWATERHOUSECOOPERS LLP

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