Form 10-Q/A
period 2002-12-31
GLOBIX CORP
filed 2003-04-11
CIK 1003111

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

         Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |X|

         The number of shares of the registrant's common stock deemed to be outstanding as of March 24, 2003 was 16,460,000.

--------------------------------------------------------------------------------

         This Amendment No. 1 amends the registrant's quarterly report on Form 10-Q for the quarter ended December 31, 2002, filed with the Securities and Exchange Commission on March 26, 2003 (the "Form 10-Q"), to delete from Part I,
Item 4 the subsection entitled "Limitations on the Effectiveness of Disclosure Controls and Internal Controls." Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the complete text of Part I, Item 4, as amended, is set forth below. This Amendment No. 1 also corrects two minor typographical errors on the cover page of the Form 10-Q. In addition, pursuant to Rule 12b-15, our principal executive officer and principal financial officer are providing the certifications required by Rule 13a-14 promulgated under the Exchange Act.

         Except as described above, no other changes have been made to the Form 10-Q. This Amendment No. 1 continues to speak as of the date of the Form 10-Q, and the registrant has not updated the disclosures contained therein to reflect any events which occurred at a later date.

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



                                 GLOBIX CORPORATION

                                 By: /S/  PETER K. STEVENSON
                                     -------------------------------------------
                                     Peter K. Stevenson
                                     President and Chief Executive Officer

Date: April 11, 2003

                                 By: /S/  JOHN D. MCCARTHY
                                     -------------------------------------------
                                     John D. McCarthy
                                     Acting Chief Financial Officer (principal
                                     financial officer)
Date: April 11, 2003

                                 CERTIFICATIONS

I, Peter K. Stevenson, certify that:


         1. I have reviewed this quarterly report on Form 10-Q/A of Globix Corporation;

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

Date: April 11, 2003

                                             /s/Peter K. Stevenson
                                             --------------------------
                                             Name: Peter K. Stevenson
                                             Title: President and
                                             Chief Executive Officer

I, John D. McCarthy, certify that:


         1. I have reviewed this quarterly report on Form 10-Q/A of Globix Corporation;

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