Form 10-Q
period 2003-03-31
GLOBIX CORP
filed 2003-05-16
CIK 1003111

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ ] No [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares of the Registrant's common stock outstanding as of March 31, 2003 was 16,460,000
--------------------------------------------------------------------------------

                       GLOBIX CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                              PAGE
                                                                                                                              ----
Part I       Financial Information....................................................................................
   Item 1    Condensed Consolidated Balance Sheets-- As of March 31, 2003 (unaudited) and September 30, 2002..........          1
             Condensed Consolidated Statements of Operations-- For the Three Months Ended March 31, 2003 and 2002               2
             (unaudited)
             Condensed Consolidated Statements of Operations-- For the Six Months Ended March 31, 2003 and 2002                 2
             (unaudited)
             Condensed Consolidated Statements of Cash Flows-- For the Six Months Ended March 31, 2003 and 2002                 3
             (unaudited)
             Notes to Condensed Consolidated Financial Statements (unaudited).........................................          5

   Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations....................         16
   Item 3    Quantitative and Qualitative Disclosures About Market Risk...............................................         20
   Item 4    Controls and Procedures..................................................................................         20

Part II      Other Information........................................................................................         22
   Item 1.   Legal Proceedings........................................................................................         22
   Item 2.   Changes in Securities and Use of Proceeds................................................................         23
   Item 3.   Defaults Upon Senior Securities..........................................................................         23
   Item 4.   Submission of Matters to a Vote of Security Holders......................................................         23

Signatures............................................................................................................      23/24

                       GLOBIX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                              MARCH 31,   SEPTEMBER 30,
                                                                                                2003          2002
                                                                                                ----          ----
ASSETS
Current assets:
     Cash and cash equivalents ...........................................................      30,926     $  47,562
     Short-Term investments ..............................................................       7,613         5,392
     Marketable securities ...............................................................       1,072         1,327
     Accounts receivable, net of allowance for doubtful accounts of $ 1,969 and
       $2,565, respectively ..............................................................       6,070         7,060
     Prepaid expenses and other current assets ...........................................       4,777         7,735
     Restricted cash .....................................................................       1,866         1,760
                                                                                             ---------     ---------
         Total current assets ............................................................      52,324        70,836
Investments ..............................................................................       2,397            --
Investments, restricted ..................................................................       7,359         7,337
Property, plant and equipment, net .......................................................     168,579       174,710
Intangible assets, net of accumulated amortization of $1,196 and $543 respectively .......       8,959         9,612
Other assets .............................................................................         225           225
                                                                                             ---------     ---------
Total assets .............................................................................   $ 239,843     $ 262,720
                                                                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Capital lease and other obligations .................................................   $   1,687     $   1,520
     Accounts payable ....................................................................       8,586         8,971
     Accrued liabilities .................................................................      12,455        17,924
                                                                                             ---------     ---------
         Total current liabilities .......................................................      22,728        28,415
Capital lease obligations, net of current portion ........................................       2,097         2,807
Mortgage payable .........................................................................      20,047        20,186
11 % Senior Notes ........................................................................     104,489       120,000
Accrued interest - 11 % Senior Notes .....................................................      10,636         5,681
Other long term liabilities ..............................................................      12,892        13,084
                                                                                             ---------     ---------
         Total liabilities ...............................................................     172,889       190,173

Commitments and Contingencies ............................................................          --            --
Minority interest in subsidiary ..........................................................       5,769            --

Stockholders' Equity :
Common stock, $.01 par value; 500,000,000 shares authorized; 16,460,000 shares issued and
   outstanding, respectively .............................................................         165           165
Additional paid-in capital ...............................................................      94,162        93,112
Accumulated other comprehensive income ...................................................         343           401

Accumulated deficit ......................................................................     (33,485)      (21,131)
                                                                                             ---------     ---------
Total stockholders' equity ...............................................................      61,185        72,547
                                                                                                           ---------
Total liabilities and stockholders' equity ...............................................   $ 239,843     $ 262,720
                                                                                             =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31  SIX MONTHS ENDED MARCH 31
                                                                                  2003         2002        2003          2002
                                                                                  ----         ----        ----          ----
                                                                                             RESTATED                   RESTATED
                                                                               SUCCESSOR    PREDECESSOR    SUCCESSOR   PREDECESSOR
                                                                                COMPANY      COMPANY        COMPANY      COMPANY
Revenue                                                                       $    15,368   $   21,389    $   31,848   $    44,768
Operating costs and expenses:
     Cost of revenue.....................................................           5,274        9,737        10,898        19,400
     Selling, general and administrative.................................          12,570       21,401        24,461        46,149
     Restructuring charges...............................................            ----       24,834          ----        24,834
     Impairment of intangible assets.....................................            ----        3,221          ----         3,221
     Depreciation and amortization.......................................           4,116       12,174         7,843        24,186
                                                                              -----------   ----------    ----------   -----------
Total operating costs and expenses.......................................          21,960       71,367        43,202       117,790
                                                                              -----------   ----------    ----------   -----------
     Other operating income..............................................             345         ----           345          ----
Loss from operations.....................................................          (6,247)     (49,978)      (11,009)      (73,022)
     Interest and financing expense......................................          (3,561)     (14,036)       (7,465)      (34,060)
     Interest income.....................................................             347          875           735         1,841
     Other income/(expense)..............................................             204         (506)          386          (396)
     Gain on debt discharge...............................................          2,044         ----         4,771          ----
     Minority interest in subsidiary.....................................             120          955           228         1,344
       Reorganization Items..............................................            ----       (5,598)         ----        (5,598)
                                                                              -----------   ----------    ----------   -----------
Net loss.................................................................          (7,093)     (68,288)      (12,354)     (109,891)
     Dividends and accretion on preferred stock..........................            ----       (1,329)         ----        (3,177)
                                                                              -----------   ----------    ----------   -----------
Net loss attributable to common stockholders.............................     $    (7,093)  $  (69,617)   $  (12,354)  $  (113,068)
                                                                              ===========   ==========    ==========   ===========

Basic and diluted net loss per share attributable to common stockholder..     $     (0.43)  $    (1.75)   $    (0.75)  $     (2.87)
                                                                              ===========   ==========    ==========   ===========

Weighted average common shares outstanding--basic and diluted.............     16,460,000   39,688,862    16,460,000    39,330,033
                                                                              ===========   ==========    ==========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED MARCH 31,
                                                                                                     2003         2002
                                                                                                     ----         ----
                                                                                                                RESTATED
                                                                                                   SUCCESSOR   PREDECESSOR
                                                                                                    COMPANY      COMPANY
Cash flows from operating activities:
Net loss .......................................................................................   $ (12,354)   $(109,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization ..................................................................       7,843       24,186
Provision for uncollectible accounts receivable ................................................       1,255        3,534
Issuance of stock warrants to consultants ......................................................       1,051           --
Services contributed to minority-owned subsidiary ..............................................          --          372
Gain on debt discharge .........................................................................      (4,771)          --
Restructuring and other charges (net of cash payments) .........................................          --        8,233
Minority interest in subsidiary ................................................................        (228)      (1,344)
Gain on investment .............................................................................        (181)          --
Gain on sale of marketable securities ..........................................................          --          (27)
Loss on impairment of intangible assets ........................................................          --        3,221
Loss on impairment of investments ..............................................................          --          490
Amortization of debt issuance costs ............................................................          --          647
Amortization of deferred compensation ..........................................................          --        1,971
Changes in operating assets and liabilities:
Accounts receivable ............................................................................        (240)      (2,321)
Prepaid expenses and other current assets ......................................................       2,900         (208)
Other assets ...................................................................................          --           50
Accounts payable ...............................................................................        (459)      (7,231)
Accrued liabilities ............................................................................      (5,469)      12,315
Accrued interest ...............................................................................       6,158       31,250
Other ..........................................................................................        (233)        (153)
                                                                                                   ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES ..........................................................      (4,728)     (34,906)
                                                                                                   ---------    ---------
Cash flows from investing activities:
Investment in short-term and long-term investments .............................................      (4,410)          --
(Investment in) use of restricted cash and investments .........................................         (96)       6,365
Proceeds from sale of marketable securities ....................................................          --           64
Return of strategic investments ................................................................          --          193
Purchases of property, plant and equipment .....................................................        (790)     (22,115)
                                                                                                   ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES ..........................................................      (5,296)     (15,493)
                                                                                                   ---------    ---------
Cash flows from financing activities:
Capital distribution to minority-owned subsidiary ..............................................         (97)          --
Capital contribution from minority-owned subsidiary ............................................       6,094           --
Repayments of mortgage payable and capital lease obligations ...................................        (692)      (4,545)
Repayment of Senior Notes.......................................................................     (11,943)          --
                                                                                                   ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES ..........................................................       6,638       (4,545)
                                                                                                   ---------    ---------
Effects of exchange rate changes on cash and cash equivalents ..................................          26          (47)
                                                                                                   ---------    ---------
Net decrease in cash and cash equivalents ......................................................     (16,636)     (54,991)
Cash and cash equivalents, beginning of period .................................................      47,562      111,502
                                                                                                   ---------    ---------
Cash and cash equivalents, end of period .......................................................   $  30,926    $  56,511
                                                                                                   =========    =========
Supplemental disclosure of cash flow information:
Cash paid for interest .........................................................................   $   1,165    $   1,814
Non-cash investing and financing activities:
   Equipment acquired under capital lease obligations ..........................................   $      --    $   1,036
   Capital expenditures included in accounts payable, accrued liabilities ......................   $     191    $     308
     and other long term liabilities
   Cumulative dividends and accretion on preferred stock .......................................   $      --    $   3,177

The accompanying notes are an integral part of these condensed consolidated financial statements

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     PART 2

1.   REORGANIZATION AND EMERGENCE FROM CHAPTER 11

Globix Corporation ("Globix", the "Company",) is a provider of Internet solutions to businesses. The solutions include secure and fault-tolerant Internet data centers with network services providing network connectivity to the Internet and Internet-based managed and application services, which include co-location, dedicated hosting, streaming media and messaging services. The Company currently offers services from facilities in New York City, New York, Santa Clara, California, Atlanta, Georgia and London, England.

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The Company historically has experienced negative cash flow from operations and has incurred net losses. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to continue to grow the Company's revenue and achieve further operating efficiencies. For the six-month period ended March 31, 2003, the Company had a net loss of $12,354. The Company is dependent upon its cash on hand and cash generated from operations to support its capital requirements and meet its financing obligations as they come due. Although no assurances can be given, the Company's management believes that actions taken pursuant to the Plan, including company downsizing, headcount reductions and other cost reductions, as well as cost control measures and the restructuring of the Company's outstanding debt in connection with the Plan, have positioned the Company to maintain sufficient cash flows from operations to meet its operating, capital and debt service requirements for the next twelve months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, or in attracting new customers, or in maintaining its existing customer base. Moreover, despite its restructuring the Company has continued to experience significant decreases in revenue and low levels of new customer additions in the period following its restructuring. In the future, the Company may make acquisitions or repurchase indebtedness of the Company, which, in turn, may adversely affect the Company's liquidity.

2.   BASIS OF PRESENTATION

The financial statements have been prepared by the Company according to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company's financial position at March, 31, 2003 and the three month and six month periods ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature.

As a result of the application of fresh start accounting under American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), as of May 1, 2002, the Company's financial results for the three month and six month periods ended March 31, 2003 and for the three month and six month periods ended March 31, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Successor Company (as defined below) and the Predecessor Company (as defined below) have been separately disclosed. For the purposes of these financial statements, references to the "Predecessor Company" are references to the Company for periods prior to April 30, 2002 (the last day of the calendar month in which the Company emerged from bankruptcy) and references to the "Successor Company" are references to the Company for periods subsequent to April 30, 2002. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements. Results of operations for the three-month and six month periods ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for future periods.

The preparation of the Company's financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.

Significant estimates include estimates of the collectibility of accounts receivable, the useful lives and ultimate realizability of property, equipment, intangible assets, deferred tax assets and restructuring reserves. The market for the Company's services is characterized by intense competition and could impact the future realizability of the Company's assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions

Recent Accounting Pronouncements

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

For the three-month and six-month periods ended March 31, 2002, goodwill amortization amounted to $571 and $1,141 respectively. If the Company had adopted SFAS 142 as of October 1, 2001 and discontinued goodwill amortization, the Company's net income and loss per common share on a pro forma basis would have been as follows:

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Pro Forma Results                                Predecessor Company Predecessor Company
                                                 ---------------------------------------

                                                 Three Months ended   Six months ended
                                                    March 31, 2002      March 31, 2002
                                                 -------------------------------------
Net Loss (restated)                                 $ (68,288)          $(109,891)
    Add back of goodwill amortization                     571               1,141
                                                    ---------           ---------
Adjusted net loss                                     (67,717)           (108,750)
    Dividends and accretion on preferred stock         (1,329)             (3,177)
                                                    ---------           ---------
Adjusted net loss attributable to common
shareholders                                        $ (69,046)          $(111,927)

Basic and diluted loss per share attributable
to common stockholders                              $   (1.74)          $   (2.85)
                                                    =========           =========

Stock Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") for recognizing stock-based compensation expense for financial statement purposes. Under APB No. 25, the Company applied the intrinsic value method of accounting and therefore does not recognize compensation expense for options granted to employees, because options are only granted at a price equal or higher to fair value on the day of grant. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 and SFAS No. 148 "Accounting for Stock-Based Compensation" which amends and mandates certain additional methods and pro forma disclosures as if the fair value method had been utilized.

The following table illustrates the effect on net loss from continuing operations and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Globix option is calculated using the Black-Scholes option-pricing model.

                                       Three Months Ended                        Six Months Ended
                                March 31, 2003      March 31, 2002       March 31, 2003    March 31, 2002
                                --------------      --------------       --------------    --------------
Pro forma Net Loss:
As Reported                     $      (7,093)      $     (68,288)       $      (12,354)   $    (109,891)

Pro Forma
Pro forma Net income per share  $      (7,573)            (69,887)       $      (12,903)   $    (113,220)
                                -------------       -------------        --------------    -------------

As Reported                     $       (0.43)              (1.72)       $        (0.75)   $       (2.79)

Pro Forma                       $       (0.46)      $       (1.76)       $        (0.78)   $       (2.88)
                                -------------       -------------        --------------    -------------

The fair value of each stock option granted is estimated on the date of grant using Black-Scholes option pricing model with the following assumptions:

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                               2003                         2002
                                               ----                         ----
                                            Ranges from                    Average
                                  ----------------------------           ----------
Risk-free interest rate                2.17%    to       2.74%                4.18%
Expected Volatility                     133%    to        133%                 133%
Expected Life                        3 years    to     5 years              6 years
Contractual Life                    10 years    to    10 years             10 years
Expected dividend yield                  0 %               0 %                   0%
Fair value of options granted     $     1.41    to  $     2.05           $     0.41

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts, as additional stock option awards are anticipated in future years.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                        MARCH 31,  SEPTEMBER 30,
                                                          2003        2002
                                                          ----        ----
Land ...............................................   $   2,713    $   2,713
Building and building improvements .................      84,094       84,094
Leasehold improvements .............................      74,612       71,322
Computer hardware and software and network equipment      16,201       15,607
Furniture and equipment ............................       3,691        3,660
                                                       ---------    ---------
                                                         181,311      177,396
Less: Accumulated depreciation and amortization ....     (12,732)      (5,549)
Add: Construction in progress ......................           0        2,863
                                                       ---------    ---------
Property, plant and equipment, net .................   $ 168,579    $ 174,710
                                                       =========    =========

Certain computer and network equipment are recorded under capital leases that aggregated approximately $4,466 and $4,466 as of March 31, 2003 and September 30, 2002, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $1,023 and $465 as of March 31, 2003 and September 30, 2002, respectively.

ATC Merger Corp., a wholly owned subsidiary of the Company, owns the land and building located at 139 Centre Street, New York, New York. The nine-story building houses the Company's corporate headquarters and one of its Internet data center facilities. A former owner of the right to purchase the Centre Street property may be entitled to additional consideration if Globix sells the property. Such amount will be equal to the greater of (a) $1.0 million (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) ten percent of the gross sales price of the property if such sales price is greater than $17.5 million.

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

In June 2001, the Company had entered into an agreement whereby the Tax Credits generated from the renovation of the Property would be utilized by a third party (the "Investor") via a subsidiary (the "LLC"), in consideration for a capital contribution to the LLC of approximately $16,549, which represents a 99.9% interest in the LLC. As of September 30, 2002, the LLC had received $5,778 of such capital contribution. The LLC received an additional $4,458 in October 2002 and an additional $1,636 in January 2003. As of March 31, 2003, the LLC had received $11,872 of such capital contribution. The balance of the capital contribution is due from the Investor in annual installments as follows:

Year Ending September 30,                                  Contribution
--------------------------                                 ------------
2004 ..........................................               1,557
2005 ..........................................               1,479
2006...........................................               1,400
2007...........................................                 241
                                                                ---

Total                                                         4,677

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Pursuant to the LLC's operating agreement, the LLC paid the Investor $97 for the six months ended March 31, 2003 in relation to a mandatory priority return owed to them. The priority return is an annual calculated amount based on 3% of the Investor's capital contribution.

In connection with the above transaction, the Investor has a put option with the Company. The put option provides that during the six months following the 61st month after the date of the certification of the qualifying rehabilitation expenditures (the "Certification Date"), which occurred on September 17, 2002, the Investor may require the Company to purchase the Investor's interest in the LLC for an amount equal to 25% of the Investor's capital contribution in the LLC. If the Investor does not exercise its put option, the Company may exercise a call option during a period of 24 months following the 73rd month after the Certification Date. The call option allows the Company to acquire the Investor interest in LLC for the greater of the fair market value of the Investor interest in the LLC or an amount equal, on an after tax basis, to taxes payable by the Investor upon the sale of its investment.

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

The Put Option that the Company has written has been recorded at its fair value and will be marked to fair value through earnings. At March 31, 2003, the fair value of this option is negligible.

5.   ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                   MARCH 31,        SEPTEMBER 30,
                                                                     2003               2002
                                                                     ----               ----
Franchise tax, sales tax, and property tax................         $     671         $   2,177
Salaries, benefits and commissions........................               907             1,636
Telecommunications accrual                                             1,103             1,706
Technology licenses and maintenance contracts                            151             1,205
Deferred Revenue                                                       3,186             1,503
Restructuring..............................................            1,612             1,828
Other......................................................            4,825             7,869
                                                                   ---------         ---------
                                                                   $  12,455         $  17,924
                                                                   =========         =========

6.   RESTRUCTURING AND OTHER

     The following table displays the activity and balances of the restructuring reserve account from inception to March 31, 2003:

                                                                  Restructuring                   Other
                                                     --------------------------------------     ---------
                                                       Employee       Contract     Facility       Asset
                                                     Terminations   Settlements    Closings     Write-Down      Total
                                                     ------------   -----------    --------     ----------      -----
September 30, 2001 Balance (Predecessor Company)       $ 1,006       $  4,050      $ 1,953        $ 2,182      $  9,191
Additional Restructure Charge                            2,946         16,407        2,120          6,922        28,395
Deductions - Non-cash                                     (889)            --         (422)        (6,922)       (8,233)
Deductions - Cash                                       (2,162)       (18,480)        (812)            --       (21,454)
Reversal to Fiscal 2001 Plan                                 -          (678)         (701)        (2,182)       (3,561)

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       -------       --------      -------        -------      --------
March 31, 2002 Balance (Predecessor Company)               901          1,299        2,138              0         4,338

Deductions - Cash                                         (358)            --         (857)            --        (1,215)
                                                       -------       --------      -------        -------      --------
April 30, 2002 Balance (Predecessor Company)               543          1,299        1,281             --         3,123

Deductions - Cash                                         (400)            --         (895)            --        (1,295)
                                                       -------       --------      -------        -------      --------
September 30, 2002 Balance (Successor Company)             143          1,299          386             --         1,828
                                                       -------       --------      -------        -------      --------
Deductions - Cash                                         (143)            --          (73)            --          (216)
                                                       -------       --------      -------        -------      --------
March 31, 2003 Balance (Successor Company)             $     -       $  1,299      $   313        $     -      $  1,612
                                                       =======       ========      =======        =======      ========

The above deductions to the restructuring reserve represent primarily cash payments and write-offs of previously capitalized costs.

7.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities consist of the following:

                                                Successor Company

                                             March 31     September 30
                                               2003           2002
                                            ---------       --------
Note Payable                                $   2,600       $  2,600
Rabbi Trust Obligation                          2,762          2,777
Negative Leasehold Liability                    7,320          7,607
Deferred Rent                                     210            100
                                            ---------       --------
                                            $  12,892       $ 13,084
                                            =========       ========

The Company has a $2,600 note payable, due April 15, 2004. The note bears interest, payable monthly, at 4.75%. The note is collateralized by an irrevocable standby letter of credit. The related funds are included in restricted cash on the accompanying consolidated balance sheet.

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

8.   SENIOR NOTES

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

On March 19, 2003, holders of approximately 58% of the outstanding 11% Senior Notes waived the following defaults:

         - File reports and documents with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, specifically the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002;

         -        File copies of these reports with the indenture trustee;

         - Cause these reports to be mailed to the holders of the 11% Senior Notes;

         - Deliver to the indenture trustee a certificate from the company's public accountants related to the Company's compliance with certain provisions of the Indenture; and

         - Deliver to the indenture trustee a certificate an officer's certification with respect to the Company's failure to satisfy the obligations set forth above

After giving effect to the waiver, as of March 31, 2003, the Company was in compliance with the provisions of the Indenture.

In December 2002, the Company repurchased in the open market for $7,030 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $9,130 and associated accrued interest of $627. The repurchase resulted in a gain on the discharge of debt of approximately $2,727. Such gain is included in the Consolidated Statement of Operations in the six-months ended March 31, 2003.

In February 2003, the Company repurchased in the open market for $4,913 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $6,380 and associated accrued interest of $577. The repurchase resulted in a gain on the discharge of debt of approximately $2,044. Such gain is included in the Consolidated Statement of Operations for the three months and six months ended March 31, 2003.

9.   MORTGAGE INTEREST

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

10. STOCKHOLDERS EQUITY

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

derivative suit described in Note 14 against the Company and certain of its present and former officers and directors.

On March 14, 2003, the Company's board of directors approved the 2003 Stock Option Plan, authorized the issuance of options to acquire 1,828,889 shares of the Company's common stock and granted options to acquire 1,128,943 shares of the Company's common stock. The compensation committee of the Company's board of directors had previously approved the 2003 Stock Option Plan on November 5, 2002, and set the fair value strike price of options granted under the 2003 Stock Option Plan at $3.04.

On March 14, 2003, the Company's board of directors approved the sale to Communication Technology Advisors, LLC ("CTA") of a warrant exercisable for 500,000 shares of the Company's common stock at an exercise price of $3.00 per share. CTA provides consulting services to the Company. CTA's Chairman, Jared Abbruzzese, is currently a member of our board of directors. The purchase price of the warrant is $25. Although CTA has not yet purchased this warrant, it currently has the right to do so. If CTA elects to purchase this warrant, this warrant will be immediately exercisable for a period of 10 years from the date of issuance. CTA is a provider of services to the Company and as such, using the Black Scholes valuation model, the fair value of the warrant $ 1,051 is expensed as part of SG&A in the current quarter ended March 31, 2003. The assumptions used in the Black-Scholes model include the risk free rate of 2.92%, volatility of 133%, nil dividend yield, a contractual life of 10 years and an expected life of five years with a fair market value of $2.50.

11.  LOSS PER SHARE

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. In accordance with the requirements of Statement of Financial Accounting Standard No. 128, the following common stock equivalents have been excluded from the calculation of diluted net loss per common share as their inclusion would be antidilutive.

                                             March 31
                                     Successor   Predecessor
                                      Company      Company
                                     ------------------------
                                        2003          2002
Convertible preferred stock .....           --      8,617,300
Stock Options....................    1,128,943     13,439,900
Unvested Restricted Stock........           --      2,207,600
Warrants ........................      500,000        194,800
                                     ---------     ----------
                                     1,628,943     24,459,600
                                     =========     ==========

In October 2002, a total of 16,295,400 shares of common stock were distributed in accordance with the terms of the Plan. 164,600 shares of common stock will be distributed following resolution of the shareholder derivative suit discussed in
Note 14. For purposes of these financial statements, however, and consistent with the provisions of the Plan, a total 16,460,000 shares have been treated as outstanding

12.  SEGMENT REPORTING

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

The Company's activities fall within one operating segment. The following table sets forth geographic segment information for three months and the six months ended March 31, 2003 (Successor Company) and three months and the six months ended March 31, 2002 (Predecessor Company):

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                     Successor                 Predecessor        Successor       Predecessor
                                                      Company                   Company            Company          Company
                                                             Three Month Period                        Six Month Period
                                                               Ended March 31,                          Ended March 31,
                                                       2003                      2002                2003             2002
                                                       ----                      ----                ----             ----
Revenue:
United States                                       $     9,398                $  15,499          $  19,979       $    33,050
Europe                                                    5,970                    5,890             11,869            11,718
                                                    -----------                ---------          ---------       -----------
Consolidated                                             15,368                   21,389             31,848            44,768
                                                    ===========                =========          =========       ===========
Identifiable assets:
United States...................................    $   185,922                                   $ 185,922
Europe..........................................         44,962                                      44,962

Consolidated....................................    $   230,884                                   $ 230,884
                                                    ===========                                   =========

The identifiable assets reflected in the table exclude intangible assets

13.  COMPREHENSIVE LOSS

The Company reports comprehensive loss under the provisions of SFAS No. 130. Accumulated other comprehensive loss is reported as a component of stockholders equity in the consolidated balance sheets. The Company primarily has two components of comprehensive loss: cumulative translation adjustments from the Company's operations in foreign countries and unrealized gains and losses on marketable securities classified as available for sale. The following table summarizes the components of other comprehensive loss for the three-month and six-month periods ended March 31, 2003 and 2002:

                                                                   THREE-MONTH PERIOD ENDED         SIX-MONTH PERIOD ENDED
                                                                           MARCH 31,                       MARCH 31,
                                                                           ---------                       ---------
                                                                   SUCCESSOR      PREDECESSOR      SUCCESSOR       PREDECESSOR
                                                                   ---------      -----------      ---------       -----------
                                                                      2003           2002             2003            2002
                                                                      ----           ----             ----            ----
Net loss.......................................................    $  (7,093)     $  (68,288)      $ (12,354)      $  (109,891)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available
for sale.......................................................         (448)            226            (319)            1,301
Foreign currency translation adjustment.......................          (565)         (1,576)            261            (2,804)
                                                                   ---------      ----------       ---------       -----------
Comprehensive loss:                                                $  (8,106)     $  (69,638)      $ (12,412)      $  (111,394)
                                                                   =========      ==========       =========       ===========

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

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

In addition, in connection with the same underlying issues, on July 24, 2002 the Company filed a complaint in the United States Bankruptcy Court for the District of Delaware entitled Globix Corporation v. Arnold N. Bressler, as Trustee of the Globix Corporation Rabbi Trust and Robert B. Bell. In this action, the Company has requested that the assets of the Rabbi Trust be turned over to the Company. The Company has also requested that Mr. Bressler, as Trustee of the Rabbi Trust, be enjoined from dissipating the assets of the Rabbi Trust pending resolution of the Company's claims by the court and has filed a motion for a declaratory judgment to establish the maximum amount of Mr. Bell's claims. Mr. Bressler has asserted counter claims in this action, and both Mr. Bressler and Mr. Bell have submitted objections in this action, which is currently in the discovery phase. The Company is vigorously pursuing its claims in this action and defending against Mr. Bressler's counterclaims.

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

15. RESTATEMENT INFORMATION:

During the audit for the period ended September 30, 2002 the following restatements to restructuring and other charges and to reorganization items were recorded which related to the three and six month ended March 31, 2002.

(1) A change of $23,612 in restructuring and other charges was comprised of the following:

    o The reversal of $22,428 of asset impairments that were not recorded in compliance with the requirements of SFAS No. 121.

    o A reversal of $1,184 related to assets previously written-off by the Company for which the Company received a subsequent settlement payment from the vendor. The Company had previously increased the restructuring accrual in connection with the settlement payment.

(2) An adjustment of $5,631 to reorganization items included the following:

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

                                                THREE MONTHS       SIX MONTHS
                                                    ENDED              ENDED
                                              MARCH 31, 2002      MARCH 31, 2002
                                              --------------      --------------

Net loss attributable to common
  stockholders (previously filed)                $ (87,598)        $(131,049)

Change in restructuring and other
  charges                                           23,612(1)         23,612(1)

Adjustments to reorganization items                 (5,631)(2)        (5,631)(2)
                                                 ---------         ---------
Net loss attributable to common
  stockholders (restated)                        $ (69,617)        $(113,068)
                                                 =========         =========


In the three-months ended December 31, 2002 Condensed Consolidated Statements of Cash Flows, the repurchase of Senior Notes of $7,030 were presented in the Cash Flows from Investing section. For the six-months ended March 31, 2003 such amounts have been reclassified to financing activities.

16. SUBSEQUENT EVENTS

In April 2003, the Company repurchased on the open market for $2,669 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $3,466 and associated accrued interest of $357. The repurchase resulted in a gain on the discharge of debt of approximately $1,154. Such gain will be included in the consolidated statement of operations in the quarter ending June 30, 2003.

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

As is more fully discussed in Note 2 ("Basis of Presentation") to the condensed consolidated financial statements included in this quarterly report, we reported under fresh start accounting pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") during the third quarter of the fiscal year ended September 30, 2002 resulting in a change in the basis of accounting in the underlying assets and liabilities of our company at the effective date (the "Effective Date") of our prepackaged plan of reorganization which we entered into in connection with our Chapter 11 filing discussed below. Accordingly, the financial statements of the Successor Company (as defined below) and the Predecessor Company (as defined below) are not comparable. For purposes of this Management's Discussion and Analysis:

- references to the "Predecessor Company" are references to the Company for periods prior to April 30, 2002 (the last day of the calendar month in which the Company emerged from bankruptcy) and references to the "Successor Company" are references to the Company for periods subsequent to April 30, 2002.

- we have compared the results of the Predecessor Company three and six month periods ended March 31, 2002 with Successor Company three and six-month periods ended March 31, 2003

OVERVIEW

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

In February 2000, we issued $600 million in aggregate principal amount of 12.5% Senior Notes due 2010 (the "12.5% Senior Note") to fund the continued expansion of our facilities and network and to consummate a tender offer to purchase") all of the outstanding 13.0% Senior Notes. The purchase price of the tender, completed on February 8, 2000, was 106.5% of the $160.0 million in aggregate principal amount of the 13.0% Senior Notes outstanding, plus all accrued and unpaid interest.

On March 1, 2002, our company and two of our wholly owned subsidiaries, Comstar.net, Inc. and ATC Merger Corp., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, together with the Plan, in the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing.

On April 8, 2002, the bankruptcy court confirmed the Plan. Effective April 25, 2002, all conditions necessary for the Plan to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in the notes to the consolidated financial statements for the fiscal year ended September 30, 2002 and critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended September 30, 2002. This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions.

QUARTER ENDED MARCH 31, 2002 COMPARED TO THE QUARTER ENDED MARCH 31, 2003

Revenue. Revenue for the quarter ended March 31, 2003 decreased 28.1% to $15.4 million from $21.4 million for the three-month period ended March 31, 2002. This decrease was primarily attributable to increased customer churn. Customer churn accounted for $5.2 million, or 85.0% of our revenue decrease. We define churn as contractual revenue losses due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. During the quarter ended March 31, 2003 our monthly churn averaged 2.2% as compared to 2.3% for the quarter ended March 31, 2002. Of this average monthly churn, 1.6% was related to downgrades, 3.1% was related to cancellations, offset by 1.1% and 1.3% related to new and upgraded contracts, respectively. Hardware and software sales decreased $851 thousand, or 85.9%, as a result of our shift away from lower margin hardware and software revenue. This decrease accounted for 15.0% of our total revenue decline.

Cost of Revenue. Cost of revenue for the quarter ended March 31, 2003, decreased to $5.3 million from $9.7 million for the quarter ended March 31, 2002. A decrease of $3.7 million, representing 82.0% of the total decrease in cost of revenue, was realized within non-hardware related costs. This decrease was primarily attributable to our continued focus on deriving efficiencies and cost savings from our network. Decreases of $790 thousand, representing 17.7% of the total decrease in cost of revenue, was attributable to lower hardware costs as a result of our shift away from lower margin hardware sales.

Selling, General and Administrative. Selling, general and administrative expenses were $12.6 million, or 81.8% of revenue for the quarter ended March 31, 2003, as compared to $21.4 million, or 100.0% of revenue for the quarter ended March 31, 2002. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to a decrease in salaries and benefits in connection with our restructuring efforts, which focused on significant reductions in facilities and personnel. In the quarter ended March 31, 2003, salaries and benefits were $5.6 million, representing 36.2% of revenue, as compared with $11.5 million, or 53.6% of revenue, in the quarter ended March 31, 2002. Our average number of employees decreased from approximately 490 as of quarter ending March 31, 2002 to 240 as of quarter ending March 31, 2003. In the quarter ended March 31, 2003, rent expense was $1.6 million, representing 10.3% of revenue, as compared to $2.7 million, or 12.8% of revenue, for the quarter ended March 31, 2002. This decrease was the result of the mid 2002 lease renegotiation for Globix House, one of our data centers in London, and the impact of lower lease expenses resulting from a revaluation of the lease values in conjunction with negative leasehold adjustments of $166 thousand as a result of fresh start accounting. In the quarter ended March 31, 2003, bad debt expense was $631 thousand, representing 4.0% of revenue, as compared to $2.0 million, or 9.6% of revenue, for the quarter ended March 31, 2002. This decrease was attributable to improvements in our collections process as well as proactive reduction in the number of high risk customer account receivable balances from 2001.

Restructuring Charges. During the quarter ended March 31, 2002, the Company made an additional modification to its business plan, under the Plan of Reorganization, to reduce certain Internet data center lease obligations, close certain network access points and network aggregation points, resulting in the termination of certain employees, lease obligations and write-off of certain equipment, leasehold improvements and other costs. In connection with this modification, a restructuring charge of $24.8 million was recorded, of which $17.2 million was for the write-off of previously escrowed lease deposit and landlord inducement and legal payments, $4.7 million was a write-off of equipment and leasehold improvements and $2.9 million was associated with employee terminations.

Loss on Impairment of Intangibles. This non cash expense during the three-months ended March 31, 2003 was attributable to the write-down, in accordance with SFAS No. 121 of goodwill generated from our acquisition of Comstar.net, Inc., totaling $ 3.2 million in the quarter ending March 31, 2002.


Depreciation and Amortization. Depreciation and amortization decreased to $4.1 million for the quarter ended March 31, 2003, as compared to $12.2 million in the quarter ended March 31, 2002. The decrease was primarily attributable to the impact of fresh start accounting, in particular the revaluation of our property, plant and equipment as of April 30, 2002.

Other Operating Income. This increase is due to the sale of DSL customer accounts in the amount of $345 thousand.

Interest and Financing Expense. Interest and financing expense for the quarter ended March 31, 2003 was $3.6 million, or 22.9% of revenue, as compared to $14.0 million, or 65.6% of revenue, for the quarter ended March 31, 2002. The decrease in interest and financing expense was primarily attributable to the reduction in our outstanding indebtedness pursuant to the Plan. As of the Effective Date of the Plan, quarterly interest expense was reduced to $3.6 million from approximately $14.0 million before compounding.

Interest Income. The decrease in interest income to $347 thousand in the quarter ended March 31, 2003 from $875 thousand in the quarter ended March 31, 2002 reflected our reduced cash balance in the quarter ended March 31, 2003 and the impact of declining interest rates as compared to the same period of the prior year.

Other Income/Expense. Other income in the quarter ended March 31, 2003 was $204 thousand, as compared to an expense of $506 thousand in the quarter ended March 31, 2002, an increase of $0.7 million. This was primarily due to insurance receipts in the amount of $88 thousand associated with the September 11th, 2001 terrorist attack, while the prior period results from write-offs of strategic investments in the amount of $490 thousand.

Gain on Debt Discharge. In the quarter ended March 31, 2003, we recorded a non-cash gain of $2.0 million on the discharge of debt, which includes both principal and accrued interest. This gain was related to our repurchase of $6.4 million in aggregate principal amount of the 11.0% Senior Notes for cash totaling $4.9 million, and the elimination of associated accrued interest of $577 thousand. There was no gain on debt discharge in the quarter ended March 31, 2002.

Reorganization Items. Reorganization expenses of $5.6 million in the quarter ending March 31,2002 were attributable to expenses incurred by the Predecessor Company in connection with its bankruptcy filing.

Net Loss and Net Loss Attributable To Common Stockholders. As a result of the above, we reported a net loss of $7.1 million and a net loss attributable to common stockholders of $7.1 million, or $0.43 per share, for the quarter ended March 31, 2003, compared to a restated net loss of $68.3 million and a net loss attributable to common stockholders of $69.6 million, or $1.75 per share, for the quarter ended March 31, 2002. As a result of the cancellation of the shares of our preferred stock outstanding immediately prior to the Effective Date of the Plan pursuant to the terms of the Plan, dividends and accretion on preferred stock decreased from $1.3 million in the quarter ended March 31, 2002 to zero in the quarter ended March 31, 2003.

SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2003

Revenue. Revenue for the six months ended March 31, 2003 decreased 29.1% to $31.8 million from $44.8 million for the six-month period ended March 31, 2002. This decrease was primarily attributable to increased customer churn. Customer churn accounted for $11.5 million, or 89.2% of our revenue decrease. We define churn as contractual revenue losses due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. During the six-months ended March 31, 2003 our monthly churn averaged 2.2% as compared to approximately 2.7% for the six-months ended March 31, 2002. Of this average monthly churn, 1.6% was related to downgrades, 3.5% was related to cancellations, offset by 1.3% and 1.5% related to new and upgraded contracts, respectively. For the six-months ended March 31, 2003, cancellations constituted approximately 69.0% of our monthly revenue losses and downgrades contributed approximately 31.0% of our monthly revenue losses. Hardware and software sales decreased $1.5 million, or 77.0%, as a result of our shift away from lower margin hardware and software revenue. This decrease accounted for 11.6% of our total revenue decline.

Cost of Revenue. Cost of revenue for the six-months ended March 31, 2003, decreased to $10.9 million from $19.4 million for the six-months ended March 31, 2002. A decrease of $7.2 million, representing 84.2% of the total decrease in cost of revenue, was realized within non-hardware related costs. This decrease was primarily attributable to our continued focus on deriving efficiencies and cost savings from our network. Decreases of $1.3 million, representing 15.8% of the total decrease in cost of revenue, was attributable to lower hardware costs as a result of our shift away from lower margin hardware sales.

Selling, General and Administrative. Selling, general and administrative expenses were $24.5 million, or 76.9% of revenue for the six-months ended March 31, 2003, as compared to $46.1 million, or 103.1% of revenue for the six-months ended March 31, 2002. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to a decrease in salaries and benefits in connection with our restructuring efforts, which focused on significant reductions in facilities and personnel. In the six-months ended March 31, 2003, salaries and benefits were $11.3 million, representing 35.5% of revenue, as compared with $25.7 million, or 57.3% of revenue, in the six-months ended March 31, 2002. Our average number of employees decreased from approximately 554 as of six-months ending March 31, 2002 to 246 as of six-months ended March 31, 2003. In the six-months ended March 31, 2003, rent expense was $3.2 million, representing 10.1% of revenue, as compared to $5.8 million, or 13.0% of revenue, for the six-months ended March 31, 2002. This decrease was the result of the mid 2002 lease renegotiation for Globix House, one of our data centers in London, and the impact of lower lease expenses resulting from a revaluation of the lease values in conjunction with negative leasehold adjustments of $330 thousand as a result of fresh start accounting. In the six-months ended March 31, 2003, bad debt expense was $1.1 million, representing 3.7% of revenue, as compared to $3.5 million, or 7.9% of revenue, for the six-months ended March 31, 2002. This decrease was attributable to improvements in collections as well as the impact of the deterioration in the internet business environment, which resulted in our proactive reduction in the number of high risk customer account receivable balances from 2001. In the six-months ended March 31, 2003 professional fees were $2.5 million, or 7.8% of revenue, as compared to $1.2 million, or 2.6% of revenue in the six-months ended March 31, 2002. The assumptions used in the Black-Scholes model include the risk free rate of 2.92%, volatility of 133%, nil dividend yield, a contractual life of 10 years and an expected life of five years with a fair market value of $2.50.

Restructuring Charges. During the six-months ended March 31, 2002, the Company made an additional modification to its business plan, under the Plan of Reorganization, to reduce certain Internet data center lease obligations, close certain network access points and network aggregation points, resulting in the termination of certain employees, lease obligations and write-off of certain equipment, leasehold improvements and other costs. In connection with this modification, a restructuring charge of $24.8 million was recorded, of which $17.2 million was for the write-off of previously escrowed lease deposit and landlord inducement and legal payments, $4.7 million was a write-off of equipment and leasehold improvements and $2.9 million associated with employee terminations.

Loss on Impairment of Intangibles. This non cash expense during the six-months ended March 31, 2003 was attributable to the write-down, in accordance with SFAS No. 121 of goodwill generated from our acquisition of Comstar.net, Inc., totaling $3.2 million.

Depreciation and Amortization. Depreciation and amortization decreased to $7.8 million for the six-months ended March 31, 2003, as compared to $24.2 million in the six-months ended March 31, 2001. The decrease was primarily attributable to the impact of fresh start accounting, in particular the revaluation of our property, plant and equipment as of April 30, 2002.

Other Operating Income. This increase is due to the sale of DSL customer accounts in the amount of $345 thousand.

Interest and Financing Expense. Interest and financing expense for the six-months ended March 31, 2003 was $7.5 million, or 23.3% of revenue, as compared to $34.1 million, or 76.1% of revenue, for the six-months ended March 31, 2002. The decrease in interest and financing expense was primarily attributable to the reduction in our outstanding indebtedness pursuant to the Plan. As of the Effective Date of the Plan, quarterly interest expense was reduced to $3.6 million from approximately $14.0 million before compounding.

Interest Income. The decrease in interest income to $735 thousand in the six-months ended March 31, 2003 from $1.8 million in the six-months ended March 31, 2002 reflected our reduced cash balance in the six-months ended March 31, 2003 and the impact of declining interest rates as compared to the same period of the prior year.

Other Income/Expense. Other income in the six-months ended March 31, 2003 was $386 thousand, as compared to an expense of $396 thousand in the six months ended March 31, 2002, an increase of $0.8 million. This increase is due to insurance receipts in the amount of $88 thousand associated with the September 11th, 2001 terrorist attack, while the prior period results from write-offs of strategic investments in the amount of $490 thousand.

Gain on Debt Discharge. In the six-months ended March 31, 2003, we recorded a non-cash gain of $4.8 million on the discharge of debt, which includes both principal and accrued interest. This gain was related to our repurchase of $15.5 million in aggregate principal amount of the 11.0% Senior Notes for cash totaling $11.9 million, and the elimination of associated accrued interest of $1.2 million. There was no gain on debt discharge in the six-months ended March 31, 2002.

Reorganization Items. Reorganization expenses of $5.6 million were attributable to expenses incurred by the Predecessor Company in connection with its bankruptcy filing.

Net Loss and Net Loss Attributable To Common Stockholders. As a result of the above, we reported a net loss of $12.4 million and a net loss attributable to common stockholders of $12.4 million, or $0.75 per share, for the six-months ended March 31, 2003, compared to a net loss of $109.9 million and a net loss attributable to common stockholders of $113.1 million, or $2.87 per share, for the six-months ended March 31, 2002. As a result of the cancellation of the shares of our preferred stock outstanding immediately prior to the Effective Date of the Plan pursuant to the terms of the Plan, dividends and accretion on preferred stock decreased from $3.2 million in the six-months ended March 31, 2002 to zero in the six-months ended March 31, 2003.

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

As of the Effective Date of the Plan, all of our existing securities were cancelled and:

- each holder of the 12.5% Senior Notes became entitled to receive, in exchange for its claims in respect of the 12.5% Senior Notes, its pro rata share of:

         - $120 million in aggregate principal amount of our 11% Senior Secured Notes, due 2008 (the "11% Senior Notes"); and

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

A total of 16,460,000 shares of our common stock and $120 million in aggregate principal amount of the 11% Senior Notes were deemed to be issued and outstanding on the Effective Date pursuant to the terms of the Plan. As of September 30, 2002, however, no shares of our common stock or 11% Senior Notes had been distributed. In October 2002, we distributed a total of 16,295,400 shares of common stock and $120 million in aggregate principal amount of 11% Senior Notes. Pursuant to the terms of a Stipulation and Order that we entered into with the lead plaintiffs in the class action lawsuit described in the section of Part II of this quarterly report entitled "Item 1 - Legal Proceedings", 229,452 of these shares of common stock and $1,968,000 in aggregate principal amount of these 11% Senior Notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, then we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) of the shares of common stock and 11% Senior Notes held in escrow. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date, which are allocable under the terms of the Plan to the holders of our common stock outstanding immediately prior to the Effective Date of the Plan, will occur following the resolution of the shareholder derivative suit against our company and certain of our former officers and directors described in section of Part II of this quarterly report entitled "Item 1 - Legal Proceedings". At present, we are unable to estimate when the resolution of this lawsuit will take place or whether any shares will be available for distribution to the holders of our common stock outstanding immediately prior to the Effective Date, once the lawsuit is resolved.

Net cash used in operating activities was $4.7 million in the six-months ended March 31, 2003, compared to $34.9 million in the six months ended March 31, 2002. The improvement in our operating cash flow was primarily the result of a decrease in net loss, excluding the non-cash impact of depreciation and amortization of $7,843 and $24,186 respectively and the lack of restructuring charges. The reduction in net cash used in operating activities also reflects a $11.0 million reduction in accounts payable and accrued liabilities.

Net cash used in investing activities was $5.3 million in the six-months ended March 31, 2003, compared to $15.5 million in the six-months ended March 31, 2002. $4.4 million of our net cash used in investing activities was attributable to investments made in fixed income securities. The use of restricted cash and investments of $96 thousand was primarily attributable to the release of the collateral funds for the Company's corporate credit card. Investments in capital expenditures related to our network and facilities were $981 thousand. Of this amount, we paid $790 thousand in cash, and the balance was financed under financing arrangements or remained in accounts payable, accrued liabilities and other long term liabilities at the period-end.

Net cash used in financing activities was $6.6 million in the six-months ended March 31, 2003, as compared to $4.6 million in the quarter ended March 31, 2002. In the six-months ended March 31, 2003, we repaid certain mortgage and capital lease obligations totaling $692 thousand. In the six-months ended March 31, 2003, we received a capital contribution into a minority-owned subsidiary of approximately $6.1 million. Also we repurchased in the open market for $11.9 million a portion of our outstanding 11% Senior Notes, which had a principal value of approximately $15.5 million and accrued interest of $1.2 million.

As of March 31, 2003, we had $30.9 million of cash and cash equivalents, $7.6 million of short-term investments and $1.1 million of marketable securities.

We have also issued collateralized letters of credit aggregating approximately $2.6 million. The related collateral funds are included in restricted cash and investments on our consolidated balance sheet at March 31, 2003.

In addition, we have financed certain network equipment through vendors and financial institutions under capital and operating lease arrangements. Capital lease obligations totaled approximately $3.5 million at March 31, 2003. As of March 31, 2003, we had various agreements to lease facilities and equipment and are obligated to make future minimum lease payments of approximately $73.1 million on operating leases expiring in various years through 2017. As of March 31, 2003, there were no available or unused equipment financing arrangements with vendors or financial institutions.

In April 2003, we repurchased on the open market for $2,669 a portion of our outstanding 11% Senior Notes, which had a principal value of approximately $3,466 and associated accrued interest of $357. The repurchase resulted in a gain on the discharge of debt of approximately $1,154. Such gain will be included in the condensed consolidated statement of operations in the quarter ending June 30, 2003.

We historically have experienced negative cash flow from operations and have incurred net losses. Our ability to generate positive cash flow from operations and achieve profitability is dependent upon our ability to grow the Company's revenue and achieve further operating efficiencies. We are dependent upon our cash on hand and cash generated from revenues to support our capital requirements and financing obligations. Although no assurances can be given, our management believes that actions taken pursuant to the Plan, including company downsizing, headcount reductions and other cost reductions, as well as cost control measures and the restructuring of our outstanding indebtedness in connection with the Plan, have positioned us to maintain sufficient cash flows to meet our operating, capital and debt service requirements for the next 12 months. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability, attracting new customers or maintaining our existing customer base. Moreover, despite our restructuring we have continued to experience significant decreases in revenue and low levels of new customer additions in the period following our restructuring. In the future, we may make acquisitions or repurchase indebtedness of our company which, in turn, may adversely affect liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2003, short-term investments consisted of an investment in a limited partnership that invests in fixed income securities. Marketable securities include our investments in two publicly traded entities, Edgar On-Line and Globecomm Systems Inc., which are recorded at fair market value. We do not hedge our exposure to fluctuations in the value of our investments in equity securities.

Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At March 31, 2003, all of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value. At March 31, 2003, $9.2 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rule 13a-14(c) or 15d -14 under the Exchange Act) ("Disclosure Controls") are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls and procedures for financial reporting ("Internal Controls") are procedures that are designed with the objective of providing reasonable assurance that:

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Disclosure Controls. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations noted above, that:

         - the design and operation of our Disclosure Controls were effective to ensure that material information related to our company which is required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

On March 1, 2002, our company and two of our wholly owned subsidiaries, Comstar.net, Inc. and ATC Merger Corp., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, together with the Plan, with the United States Bankruptcy Court for the District of Delaware. On April 8, 2002, the bankruptcy court confirmed the Plan. Effective April 25, 2002, all conditions necessary for the Plan to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection.

There is a putative class action lawsuit pending in the United States District Court for the Southern District of New York entitled In re Globix Corp Securities Litigation, No.02-CV-00082. This lawsuit names as defendants our company and our former officers Marc Bell, Peter Herzig (who remains a director of our company) and Brian Reach, and asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated there under on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001.

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

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

(a) Exhibits

Exhibit                        Description
-------                        -----------
 99.1    Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

 99.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

Current Report on Form 8-K filed March 28, 2003, relating to a press release filed under Item 12 of Form 8-K

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

                                 GLOBIX CORPORATION

                                 By: /S/ PETER K. STEVENSON
                                     -------------------------------------------
                                     Peter K. Stevenson, Chief Executive Officer

Date: May 15, 2003

                                 By: /S/ ROBERT M. DENNERLEIN
                                     -------------------------------------------
                                     Robert M. Dennerlein, Chief
                                     Financial Officer (principal financial
                                     officer and principal accounting officer)

Date: May 15, 2003

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

Date: May 15, 2003

                                                  /s/Peter K. Stevenson
                                                  --------------------------
                                                  Name: Peter K. Stevenson
                                                  Title: Chief Executive Officer

I, Robert M. Dennerlein, certify that:

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

Date: May 15, 2003

                                                  /s/ Robert M. Dennerlein
                                                  ------------------------------
                                                  Name: Robert M. Dennerlein
                                                  Title: Chief Financial Officer