Form 10-Q
period 2003-06-30
GLOBIX CORP
filed 2003-08-20
CIK 1003111

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [X]



     Number of shares of the Registrant's common stock outstanding as of June 30, 2003 was 16,460,000.

--------------------------------------------------------------------------------

                       GLOBIX CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                                                                            Page
                                                                                                                            ----
Part I       Financial Information
   Item 1    Condensed Consolidated Balance Sheets (unaudited)-- As of June 30, 2003  and September 30, 2002..........       1
             Condensed Consolidated Statements of Operations (unaudited)-- For the Three Months Ended June 30, 2003, One     2
             Month Ended April 30, 2002 and the Two Months Ended June 30, 2002
             Condensed Consolidated Statements of Operations (unaudited)-- For the Nine Months Ended June 30, 2003, Seven    3
             Months Ended April 30, 2002 and the Two Months Ended June 30, 2002
             Condensed Consolidated Statements of Cash Flows (unaudited)-- For the Nine Months Ended June 30, 2003 and       4
             Seven months ended April 30, 2002 and the Two months ended June 30, 2002
             Notes to Condensed Consolidated Financial Statements (unaudited).........................................       6

   Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations....................      19
   Item 3    Quantitative and Qualitative Disclosures About Market Risk...............................................      24
   Item 4    Controls and Procedures..................................................................................      24

Part II      Other Information........................................................................................      25
   Item 1.   Legal Proceedings........................................................................................      25
   Item 2.   Changes in Securities and Use of Proceeds................................................................      25
   Item 3.   Defaults Upon Senior Securities..........................................................................      25
   Item 4.   Submission of Matters to a Vote of Security Holders......................................................      25
   Item 6.   Exhibits and Reports on Form 8-K.........................................................................      25

Signatures............................................................................................................   26/30


                       GLOBIX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (All Amounts in Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                                                                     June 30,      September 30,
                                                                                                       2003             2002
                                                                                                       ----             ----
Assets
Current assets:
     Cash and cash equivalents...............................................................          $ 24,366        $ 47,562
     Short-term investments..................................................................             9,362           5,392
     Marketable securities...................................................................             1,137           1,327
     Accounts receivable, net of allowance for doubtful accounts of $ 2,487 and
       $2,565, respectively..................................................................             6,105           7,060
     Prepaid expenses and other current assets...............................................             4,967           7,735
     Restricted cash.........................................................................             1,813           1,760
                                                                                                          -----           -----
         Total current assets................................................................            47,750          70,836
Investments..................................................................................             3,279              --
Investments, restricted......................................................................             4,694           7,337
Property, plant and equipment, net...........................................................           166,390         174,710
Intangible assets, net of accumulated amortization of $1,522 and $543 respectively                        8,633           9,612
Other assets.................................................................................               225             225
                                                                                                      ----------       --------
Total assets.................................................................................         $ 230,971        $262,720
                                                                                                      =========        ========

Liabilities and Stockholders' Equity
Current liabilities:
     Capital lease and other obligations.....................................................           $ 1,532        $  1,520
     Accounts payable........................................................................             8,852           8,971
     Accrued liabilities.....................................................................            11,009          17,924
                                                                                                         ------          ------
         Total current liabilities...........................................................            21,393          28,415
Capital lease obligations, net of current portion............................................             1,995           2,807
Mortgage payable.............................................................................            19,980          20,186
11 % Senior Notes ...........................................................................           112,321         120,000
Accrued interest - 11 % Senior Notes.........................................................             2,094           5,681
Other long term liabilities..................................................................            10,230          13,084
                                                                                                       --------       ---------
         Total liabilities...................................................................           168,013         190,173
                                                                                                       --------       ---------

Commitments and contingencies

Minority interest in subsidiary                                                                           5,664              --

Stockholders' Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 16,460,000 shares issued and
   outstanding...............................................................................               165             165
Additional paid-in capital...................................................................            94,162          93,112
Accumulated other comprehensive income ......................................................             1,828             401
Accumulated deficit..........................................................................           (38,861)        (21,131)
                                                                                                      ---------         -------
Total stockholders' equity...................................................................            57,294          72,547
                                                                                                      ---------        --------
Total liabilities and stockholders' equity...................................................          $230,971        $262,720
                                                                                                      =========        ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (All Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


                                                                                                          Predecessor
                                                                                 Successor Company          Company
                                                                                 -----------------          -------
                                                                              Three           Two             One
                                                                              Months         Months          Month
                                                                              Ended          Ended           Ended
                                                                             June 30        June 30         April 30
                                                                              2003            2002            2002
                                                                              -----           ----            ----

Revenue                                                                     $14,519       $ 12,702         $ 6,505

Operating costs and expenses:
     Cost of revenue (excluding depreciation, amortization, payroll           4,601          4,505           2,723
     and occupancy included below)
     Selling, general and administrative                                      9,253         10,749          11,057
     Loss on impairment of assets                                              --             --              (643)
      Restructuring and other expense                                          --             --                --
     Depreciation and amortization                                            4,057          2,454           3,929
                                                                            -------       --------        ---------
Total operating costs and expenses                                           17,911         17,708          17,066
                                                                            -------       --------        ---------

Loss from operations                                                         (3,392)        (5,006)        (10,561)
Other (expenses)income:
     Interest and financing expense                                          (3,758)        (2,677)           (451)
     Interest income                                                            295            314             183
     Gain on debt discharge                                                   1,154           --           427,066
      Minority interest in subsidiary                                           105           --             4,434
     Reorganization items                                                      --             --            (2,164)
     Fresh start accounting adjustments                                        --             --          (148,569)
     Other income (expense)                                                     220           (145)           (113)
                                                                            -------       --------        --------
Net (loss) income                                                            (5,376)        (7,514)        269,825

Dividends and accretion on preferred stock                                     --             --              --
                                                                            -------       --------        --------
Net (loss) income attributable to common stockholders                       $(5,376)      $ (7,514)       $269,825
                                                                            =======       ========        ========

Basic net (loss) income per share attributable to common stockholders       $ (0.33)      $  (0.46)       $   6.52
                                                                            =======       ========        ========

Weighted average common shares outstanding - basic                       16,460,000     16,460,000      41,395,781
                                                                         ==========     ==========      ==========

Diluted net (loss) income per share
 attributable to common stockholders                                         $(0.33)    $    (0.46)     $     5.37
                                                                         ==========     ==========      ==========


Weighted average common shares
 outstanding-diluted                                                     16,460,000     16,460,000      50,284,381
                                                                         ==========    ===========      ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)


                                                                                                            Predecessor
                                                                             Successor Company                Company
                                                                             -----------------                -------
                                                                            Nine            Two               Seven
                                                                           Months          Months             Months
                                                                           Ended           Ended              Ended
                                                                          June 30         June 30            April 30
                                                                            2003            2002               2002
                                                                            ----            ----               ----
Revenue                                                                 $    46,367     $    12,702         $    51,273

Operating costs and expenses:
     Cost of revenue (excluding depreciation, amortization, payroll          15,499           4,505              22,123
       and occupancy included below)
     Selling, general and administrative                                     33,714          10,749              57,206
     Loss on impairment of assets                                                 -               -               2,578
     Restructuring and other expense                                              -               -              24,834
     Depreciation and amortization                                           11,900           2,454              28,115
                                                                        -----------     -----------         -----------

Total operating costs and expenses                                           61,113          17,708             134,856

     Other operating income                                                     345               -                   -
                                                                        -----------     -----------         -----------
Loss from operations                                                        (14,401)         (5,006)            (83,583)
Other income (expenses)
     Interest and financing expense                                         (11,223)         (2,677)            (34,511)
     Interest income                                                          1,030             314               2,024
     Gain on debt discharge                                                   5,925               -             427,066
     Minority interest in subsidiary                                            333               -               5,778
     Reorganization items                                                         -               -              (7,762)
     Fresh start accounting adjustments                                           -               -            (148,569)
     Other income (expense)                                                     606            (145)              (509)
                                                                        -----------     -----------         -----------
Net (loss) income                                                           (17,730)         (7,514)            159,934
Dividends and accretion on preferred stock                                        -               -              (3,178)
                                                                        -----------     -----------         -----------
Net (loss) income attributable to common stockholders                   $   (17,730)    $    (7,514)        $   156,756
                                                                        ===========     ===========         ===========

Basic net (loss) income per share attributable to common
stockholders                                                            $     (1.08)    $     (0.46)        $      3.96
                                                                        ===========     ===========         ===========

Weighted average common shares outstanding - basic                       16,460,000      16,460,000          39,618,856

Diluted net (loss) income per share
 attributable to common stockholders                                    $     (1.08)    $     (0.46)        $      3.30
                                                                        ===========     ===========         ===========

Weighted average common shares
  outstanding-diluted                                                    16,460,000      16,460,000          48,507,456
                                                                        ===========     ===========         ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (All Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


                                                                                                    Predecessor
                                                                       Successor Company              Company
                                                                       -----------------              -------

                                                                    Nine Months     Two Months      Seven Months
                                                                      Ended            Ended            Ended
                                                                  June 30, 2003    June 30, 2002   April 30, 2002

Cash flows from operating activities
Net (loss) income                                                    $(17,730)        $(7,514)         $159,934
Adjustments to reconcile net (loss) income to
 net cash provided by (used in) operating activities:
     Depreciation and amortization                                     11,900           2,454            28,115
     Provision for uncollectible accounts receivable                    1,432             984             4,284
     Services contributed to minority-owned subsidiary                   --              --                 372
     Amounts charged in respect of warrant granted to consultant        1,051            --                 --
     Gain on debt discharge                                            (5,925)           --            (427,066)
     Unrealized loss(gain) on investments                                (356)           --                --
     Non Cash Restructuring and other charges                            --              --               8,233
     Loss on impairment of operating assets                              --              --               2,578
     Loss on impairment of investments                                   --                25               490
     Gain on sale of marketable securities                               --              --                 (27)
     Amortization of debt issuance costs                                 --              --                 650
     Amortization of deferred compensation                               --              --               7,027
     Minority interest in subsidiary                                     (333)           --              (5,778)
     Fresh start accounting adjustment                                   --              --             148,569
Changes in operating assets and liabilities:
     Accounts receivable                                                 (336)          2,909            (3,449)
     Prepaid expenses and other current assets                          2,846           3,088            (4,574)
     Other assets                                                        --              --                  54
     Accounts payable                                                    (265)          2,332            (5,181)
     Accrued liabilities                                               (7,184)         (3,440)              497
     Accrued interest                                                   9,271           2,200            31,431
     Other                                                             (3,112)            (67)           (1,152)
                                                                     --------         -------          --------
Net cash (used in) provided by operating activities                    (8,741)          2,971           (54,993)
                                                                     --------         -------          --------
Cash flows from investing activities
Use of restricted cash and investments                                  2,727             511            24,235
Proceeds from sale of marketable securities                              --              --                  64
Return of strategic investments                                          --              --                 193
Purchases of property, plant and equipment                             (1,186)           (415)          (23,341)
Investment in short-term and long-term investments                     (6,967)           --                --
                                                                     --------         -------          --------
Net cash (used in) provided by investing activities                    (5,426)             96             1,151
                                                                     --------         -------          --------

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           (All Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


                                                                                                    Predecessor
                                                                       Successor Company              Company
                                                                       -----------------              -------

                                                                Nine Months        Two Months        Seven Months
                                                                   Ended             Ended             Ended
                                                               June 30, 2003     June 30, 2002    April 30, 2002

Cash flows from financing activities
Capital contribution from minority-owned subsidiary                 6,094               --                --
Capital distribution to minority-owned subsidiary                     (97)              --                --
Repayments of mortgage payable and capital lease obligations       (1,050)            (2,012)           (4,946)
Repurchase of Senior Notes                                        (14,612)              --                --
                                                                ---------          ---------         ---------
Net cash used in financing activities                              (9,665)            (2,012)           (4,946)
                                                                ---------          ---------         ---------
Effects of exchange rate changes on cash and cash equivalents         636                308                 8
Net (decrease) increase in cash and cash equivalents              (23,196)             1,363           (58,780)
Cash and cash equivalents, beginning of period                     47,562             52,722           111,502
                                                                ---------          ---------         ---------
Cash and cash equivalents, end of period                        $  24,366          $  54,085         $  52,722
                                                                =========          =========         =========
Supplemental disclosure of cash flow information:
Cash paid for interest                                          $   1,755          $     399         $   2,101
Non-cash investing and financing activities
    Equipment acquired under capital lease obligations          $    --            $    --           $   1,036
    Capital expenditures included in accounts payable
         accrued liabilities and other long term liabilities    $    --            $     378         $     273
    Cumulative dividends and accretion on preferred stock       $    --            $    --           $   3,178
    Restructuring of mandatorily redeemable convertible
         preferred stock                                        $    --            $    --           $  83,220
    Issuance of 11% Senior Notes as payable in kind interest    $  11,298
    Restructuring of debt                                       $     --           $    --           $ 427,066

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

The Plan provides that all of the shares of the Company's common stock issued pursuant to the Plan are subject to dilution by the exercise of management incentive stock options, representing up to 10% of the shares of the Company's issued and outstanding common stock on a fully-diluted basis following the Effective Date of the Plan.

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


The Company historically has experienced negative cash flow from operations and has incurred net losses. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to grow the Company's revenue and achieve further operating efficiencies. For the nine-month period ended June 30, 2003, the Company had a net loss of $17,730. The Company is dependent upon its cash on hand and cash generated from operations to support its capital requirements and meet its financing obligations as they come due. Although no assurances can be given, the Company's management believes that actions taken pursuant to the Plan, including company downsizing, headcount reductions and other cost reductions, as well as cost control measures and the restructuring of the Company's outstanding debt in connection with the Plan, have positioned the Company to maintain sufficient cash flows from operations to meet its operating, capital and debt service requirements for the next twelve months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, attracting new customers, or maintaining its existing customer base. Moreover, despite its restructuring the Company has continued to experience significant decreases in revenue and low levels of new customer additions in the period following its restructuring. In the future, the Company may make acquisitions or repurchase indebtedness of the Company, which, in turn, may adversely affect the Company's liquidity.

2. Basis of Presentation

The condensed consolidated financial statements have been prepared by the Company according to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company's financial position at June 30, 2003 and the three month and nine month periods ended June 30, 2003 and one month and seven month periods ended April 30, 2002 and two month period ended June 30, 2002. All such adjustments are of a normal recurring nature.

As a result of the application of fresh start accounting under the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), as of May 1, 2002, the Company's financial results for the three month and nine month periods ended June 30, 2003 and for the three month and nine month periods ended June 30, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Successor Company (as defined below) and the Predecessor Company (as defined below) have been separately disclosed. For the purposes of these financial statements, references to the "Predecessor Company" are references to the Company for periods prior to April 30, 2002 (the last day of the calendar month in which the Company emerged from bankruptcy) and references to the "Successor Company" are references to the Company for periods subsequent to April 30, 2002. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements. Results of operations for the three-month and nine month periods ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for future periods.

The following table describes the periods presented in the financial statements and related notes thereto:

     PERIOD                                              REFERRED TO AS
     ------                                              --------------
     From May 1, 2002 through June 30, 2003              "Successor Company"

     From October 1, 2001 through April 30, 2002         "Predecessor Company"

Certain amounts in the consolidated condensed financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

USE OF ESTIMATES

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

For the seven-months ended April 30, 2002 goodwill amortization amounted to $1,141. If the Company had adopted SFAS 142 as of October 1, 2001 and discontinued goodwill amortization, the Company's net income and loss per common share on a proforma basis would have been as follows:

PRO FORMA RESULTS

                                                                                     Predecessor
                                                                                     Seven Months
                                                                                         Ended
                                                                                        April 30,
                                                                                          2002
                                                                                     -------------
Net income                                                                              $159,934
   Addback of goodwill amortization                                                        1,141
                                                                                        --------
Adjusted net income                                                                      161,075
   Dividends and accretions on preferred stock                                            (3,178)
                                                                                        --------
Adjusted net income attributable to common shareholders                                 $157,897
                                                                                        ========

Adjusted basic earnings per share attributable to common shareholders                    $  3.99
                                                                                         =======

Adjusted diluted earnings per share attributable to common shareholders                  $  3.32
                                                                                         =======

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS 148). This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net loss of an entity's accounting policy decisions with respect to stock-based employee compensation. Further, SFAS 148 amends Accounting Principles Board Opinion
No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information.

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)

                                                                            Successor Company              Predecessor
                                                                                                              Company
                                                                 Three months ended   Two months ended    One month ended
                                                                    June 30, 2003      June 30, 2002      April 30, 2002

Net(loss) income attributable to common
stockholders:                                                          $(5,376)            $(7,514)           $269,825
                                                                       =======             =======            ========
Pro forma net (loss) income attributed to
common stockholders:                                                   $(5,960)            $(7,514)           $264,841
                                                                       =======             =======            ========

Pro forma basic (loss) income per per
share attributable to common stockholders:                             $ (0.36)            $ (0.46)           $   6.40
                                                                       =======             =======            ========

Pro forma diluted (loss) income per
share attributable to common stockholders:                             $ (0.36)            $ (0.46)           $   5.27
                                                                       =======             =======            ========

                                                                Successor Company                      Predecessor Company
                                                           ----------------------------------          --------------------
                                                            Nine months          Two months                Seven months
                                                                ended               ended                     ended
                                                           June 30, 2003        June 30, 2002             April 30, 2002
                                                           -------------        -------------            ---------------
Net(loss) income attributable to common
stockholders:                                                 $ (17,730)            $(7,514)                  $156,756
                                                              =========             =======                   ========
Pro forma net (loss) income attributed to common
stockholders                                                  $ (18,863)            $(7,514)                  $151,621
                                                              =========             =======                   ========

Pro forma basic (loss) income per
share attributable to common stockholders:                    $   (1.15)            $ (0.46)                  $   3.83
                                                              =========             =======                   ========

Pro forma diluted (loss) income per share
    attributable to common stockholders:                      $   (1.15)            $ (0.46)                  $   3.19
                                                              =========             =======                   ========


The fair value of each stock option granted is estimated on the date of grant using Black-Scholes option pricing model with the following assumptions:

                                             2003                     2002
                                            -----                     ----
                                          Ranges from                Average
                                       ----------------             ---------
Risk-free interest rate                2.12%       2.74%                4.18%
Expected Volatility                           133%                       133%
Expected Life                                5 years                  6 years
Contractual Life                            10 years                10 years
Expected dividend yield                        0%                         0%
Fair value of options granted         $1.41       $2.61               $0.41

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts, as additional stock option awards are anticipated in future years.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)

improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150 ("SFAS No. 150"), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of free standing financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS
No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS
No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                        June 30,   September 30,
                                                          2003         2002
                                                          ----         ----
Land ...............................................   $   2,713    $   2,713
Building and building improvements .................      84,380       84,094

Leasehold improvements .............................      75,404       71,322
Computer hardware and software and network equipment      16,750       15,607
Furniture and equipment ............................       3,761        3,660
                                                       ---------    ---------
                                                         183,008      177,396
Less: Accumulated depreciation and amortization ....     (16,618)      (5,549)
Add: Construction in progress ......................        --          2,863
                                                       ---------    ---------
Property, plant and equipment, net .................   $ 166,390    $ 174,710
                                                       =========    =========

Certain computer and network equipment are recorded under capital leases that aggregated approximately $4,466 and $4,466 as of June 30, 2003 and September 30, 2002, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $1,302 and $465 as of June 30, 2003 and September 30, 2002, respectively.

ATC Merger Corp. a wholly owned subsidiary of the Company, owns the land and building located at 139 Centre Street, New York, New York. The nine-story building houses the Company's corporate headquarters and one of its Internet data center facilities. A former owner of the right to purchase the Centre Street property may be entitled to additional consideration if Globix sells the property. Such amount will be equal to the greater of (a) $1.0 million (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) ten percent of the gross sales price of the property if such sales price is greater than $17.5 million.

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

In June 2001, the Company had entered into an agreement whereby the Tax Credits generated from the renovation of the Property would be utilized by a third party (the "Investor") via a subsidiary (the "LLC"), in consideration for a capital contribution to the LLC of approximately $16,549, which represents a 99.9% interest in the LLC. As of June 30, 2003, the LLC had received $11,872 of such capital contribution. The balance of the capital contribution is due from the Investor in annual installments as follows:

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)


                  Year Ending September 30,                                  Contribution
                  --------------------------                                 ------------
                  2004 ......................................................  $ 1,557
                  2005 ......................................................    1,479
                  2006.......................................................    1,400
                  2007.......................................................      241
                                                                               -------
                  Total .....................................................  $ 4,677
                                                                               =======

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

The Put Option that the Company has written has been recorded at its fair value and will be marked to fair value through earnings. At June 30, 2003, the fair value of this option is negligible.

5. Accrued Liabilities

       Accrued liabilities consist of the following:

                                                                     June 30,       September 30,
                                                                       2003              2002
                                                                       ----              ----
Franchise tax, sales tax, and property tax...................         $  767         $   2,177
Salaries, benefits and commissions...........................            868             1,636
Telecommunications accrual...................................          2,185             1,706
Technology licenses and maintenance contracts................            249             1,205
Deferred Revenue.............................................          2,434             1,503
Restructuring................................................          1,105             1,828
Other........................................................          3,401             7,869
                                                                     -------           -------
                                                                     $11,009           $17,924
                                                                     =======           =======

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)

6.  Restructuring and Other

The following table displays the activity and balances of the restructuring reserve account from inception to June 30, 2003:

                                                                       Restructuring                    Other
                                                          --------------------------------------     ----------
                                                            Employee       Contract     Facility        Asset
                                                          Terminations   Settlements    Closings     Write-Down      Total
                                                          ------------   -----------    --------     ----------      -----
         September 30, 2001 Balance (Predecessor Company)   $ 1,006       $  4,050      $ 1,953        $ 2,182      $  9,191
         Additional Restructure Charge                        2,946         16,407        2,120          6,922        28,395
         Deductions - Non-cash                                 (889)            --         (422)        (6,922)       (8,233)
         Deductions - Cash                                   (2,520)       (18,480)      (1,669)            --       (22,669)
         Reversal to Fiscal 2001 Plan                              -          (678)        (701)        (2,182)       (3,561)
                                                             -------       --------      -------        -------      --------
         April 30, 2002 Balance (Predecessor Company)           543          1,299        1,281             --         3,123

         Deductions - cash                                     (340)          --           (710)            --        (1,050)
                                                           --------      ---------      --------        -------      --------
         June 30, 2002 Balance (Successor Company)              203          1,299          571             --         2,073

         Deductions - Cash                                      (60)            --         (185)            --          (245)
                                                            -------       --------      -------        -------      --------
         September 30, 2002 Balance (Successor Company)         143          1,299          386             --         1,828
                                                            -------       --------      -------        -------      --------
         Deductions - Cash                                     (143)          (485)         (95)            --          (723)
                                                            -------       --------      -------        -------      --------
         June 30, 2003 Balance (Successor Company)          $   -         $    814      $   291        $     -      $  1,105
                                                            =======       ========      ========       =======      ========

The above deductions to the restructuring reserve represent primarily cash payments and write-offs of previously capitalized costs.

7.  Other Long-Term Liabilities

     Other long-term liabilities consist of the following:

                                    June, 30        September 30
                                      2003               2002
                                      ----               ----
Note Payable                        $ 2,600             $ 2,600
Rabbi Trust Obligation                 --                 2,777
Negative Leasehold Liability          7,369               7,607
Deferred Rent                           261                 100
                                    -------             -------
                                    $10,230             $13,084
                                    =======             =======

The Company has a $2,600 note payable, due November 15, 2005. The note bears interest, payable monthly, at 4.75%. The note is collateralized by an irrevocable standby letter of credit. The related funds are included in investments, restricted on the accompanying consolidated balance sheet.

On July 21, 1999, the Company established a trust for the benefit of a former executive. The trust agreement was for three years beginning in April 1999 through March 1, 2002. The agreement was amended on March 21, 2001, and provided for payments from the trust commencing April 2001. Payments were made from the Trust until March 1, 2002, when the Company and two of its wholly owned subsidiaries filed for Chapter 11 bankruptcy protection. The Company was in litigation over the trust which was settled pursuant to court order confirmation of the settlement dated June 13, 2003. Pursuant to this settlement, Mr. Bell received a distribution of $990 and the Company received a distribution of approximately $1,700. The amount of approximately $100 was retained by the trustee to cover the costs of winding up the trust.

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

The 11% Senior Notes will mature on May 1, 2008. The 11% Senior Notes will bear interest at 11% per annum, payable annually in May of each year, commencing on May 1, 2003. Interest on the 11% Senior Notes for the first year of the two year period following the initial date of issuance was paid in May of 2003 in kind by the issuance of additional notes in the amount of $11,300. The terms of the notes issued in payment of interest are identical to the 11% Senior Notes (other than the date of issuance). For the third and fourth years following issuance, interest is payable in cash or, at the Company's option when authorized by its board of directors, in additional notes with terms identical to the 11% Senior Notes (other than the date of issuance), or in any combination of cash and additional notes. For the remaining two years until maturity, interest is payable in cash.

The 11% Senior Notes were issued under an indenture dated as of April 23, 2002 (the "Indenture"), among the Company, HSBC Bank USA, as trustee (the "Trustee") and Bluestreak Digital, Inc., Gamenet Corporation, NAFT Computer Service Corporation, NAFT International Ltd., PFM Communications, Inc., GRE Consulting, Inc., 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, Comstar.net, Inc. and Comstar Telecom & Wireless, Inc., as the initial Subsidiary Guarantors. The Company has merged each of these subsidiary guarantors, other than 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, with and into the Company.

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

In December 2002, the Company repurchased in the open market for $7,030 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $9,130 and associated accrued interest of $627. The repurchase resulted in a gain on the discharge of debt of approximately $2,727. Such gain is included in the Consolidated Statement of Operations in the nine months ended June 30, 2003.

In February 2003, the Company repurchased in the open market for $4,913 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $6,380 and associated accrued interest of $577. The repurchase resulted in a gain on the discharge of debt of approximately $2,044. Such gain is included in the Consolidated Statement of Operations for the nine months ended June 30, 2003.

In April 2003, the Company repurchased on the open market for $2,669 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $3,466 and associated accrued interest of $357. The repurchase resulted in a gain on the discharge of debt of approximately $1,154. Such gain is included in the Consolidated Statement of Operations for the three and nine months ended June 30, 2003.

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

On June 13, 2003, the Company's board of directors granted the issuance of options to acquire 182,000 shares of the Company's common stock. During the third quarter 2003, options covering 279,828 shares were forfeited by former employees.

On March 14, 2003, the Company's board of directors approved the sale to Communication Technology Advisors, LLC ("CTA") of a warrant exercisable for 500,000 shares of the Company's common stock at an exercise price of $3.00 per share. CTA provides consulting services to the Company. CTA's Chairman, Jared Abbruzzese, was a member of our board of directors until June 24, 2003. The purchase price of the warrants is $25. Although CTA has not yet purchased this warrant, it currently has the right to do so. If CTA elects to purchase this warrant, it will be immediately exercisable for a period of 10 years from the date of issuance. CTA is a provider of services to the Company and as such, the value of the warrant is expensed as determined by using the Black Scholes valuation model. The assumptions used in the Black- Scholes model include the risk free rate of 2.92%, volatility of 133%, nil dividend yield, a contractual life of 10 years and an expected life of five years with a fair market value of $2.50. The fair value of the warrant $ 1,051 was expensed as part of SG&A in the quarter ended March 30, 2003.

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


                                                  Successor                               Predecessor
                                                   Company                                  Company
                                     Nine months ended     Two months ended            Seven months ended
                                          June 30,             June 30,                     April 30,
                                           2003                2002                          2002
                                    --------------------------------------------------------------------
    Stock Options.................       1,031,115                   --                    10,021,258
    Warrants .....................        500,000                    --                       194,797
                                         ---------            ---------                    ----------
                                         1,531,115                   --                    10,216,055
                                         =========            =========                    ==========

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
                                                      ==========       ==========      ==========


                                                                 Predecessor Company
                                                    ---------------------------------------------
                                                           One month ended April 30, 2002
                                                    ---------------------------------------------
                                                        Numerator     Denominator      Per Share
                                                    Income or (loss)     Shares          Amount
                                                    ---------------   -----------      ----------
Basic earnings per share
  Net income                                          $  269,825
   Dividends and accretion on preferred stock                  -
                                                      ----------       ----------
  Net income attributable to common stockholders         269,825       41,395,781      $     6.52
                                                                                       ==========

Addback of dividends on preferred stock                                 8,888,600

Diluted earnings per share
                                                      ----------       ----------
  Net income attributable to common stockholders      $  269,825       50,284,381      $     5.37
                                                      ==========       ==========      ==========



12. Segment Reporting

The Company reports segment information under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company is a full service provider of sophisticated Internet solutions. The Company operates several Internet data centers throughout the United States of America and Europe. Each Internet data center provides the same internet related services to similar type of customers.

The Company's activities fall within one operating segment. The following table sets forth geographic segment information for the three months and the nine months ended June 30, 2003 (Successor Company), two months ended June 30, 2002 (Successor Company) and the one month and seven months ended April 30, 2002 (Predecessor Company):

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)


                                     Successor Company          Predecessor            Successor Company       Predecessor
                                     -----------------            Company              -----------------         Company
                                                                  -------                                       --------
                                Three Months     Two Months       One Month       Nine Months    Two Months     Seven Months
                                     Ended          Ended            Ended            Ended          Ended          Ended
                                June 30, 2003  June 30, 2002   April 30, 2002    June 30, 2003  June 30, 2002  April 30, 2002
                                 ------------  -------------   --------------    -------------  -------------  --------------
Revenue:
United States                         $8,785         $ 8,581          $4,697        $ 28,764        $ 8,581       $ 37,747
Europe                                 5,734           4,121           1,808          17,603          4,121         13,526
                                    --------        --------         -------        --------       --------       --------
Consolidated                        $ 14,519        $ 12,702         $ 6,505        $ 46,367        $12,702       $ 51,273
                                    ========        ========         =======        ========       ========       ========

Identifiable Tangible Assets:
United States                      $ 176,714
Europe                                45,624
                                   ---------

Consolidated                       $ 222,338
                                   =========


13. Comprehensive Income (Loss)

The Company reports comprehensive loss under the provisions of SFAS No. 130. Accumulated other comprehensive loss is reported as a component of stockholders equity in the consolidated balance sheets. The Company primarily has two components of comprehensive loss: cumulative translation adjustments from the Company's operations in foreign countries and unrealized gains and losses on marketable securities classified as available for sale. The following table summarizes the components of other comprehensive loss for the three-month and nine-month periods ended June 30, 2003 and for the two months ended June 30, 2002 and the seven months ended April 30, 2002:


                                                                           Successor Company          Predecessor
                                                                           -----------------            Company
                                                                                                        -------
                                                                    Three months      Two months       One month
                                                                        ended            ended           ended
                                                                    June 30, 2003    June 30, 2002   April 30, 2002
                                                                    -------------    -------------   ---------------
          Net (loss) income.......................................        $(5,376)         $(7,514)       $269,825
          Other comprehensive income (loss):
          Unrealized gain (loss) on marketable securities
          available for sale......................................              3           (1,046)           (116)
          Foreign currency translation adjustment.................          1,482            1,325             996
                                                                         --------          --------       ---------
          Comprehensive (loss) income                                    $ (3,891)         $(7,235)       $270,705
                                                                         =========        =========       =========


                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)



                                                                     Nine months      Two months      Seven months
                                                                        Ended            Ended            ended
                                                                     June 30, 2003   June 30, 2002   April 30, 2002
                                                                     (Successor)      (Successor)    (Predecessor)
                                                                     ------------     ------------   --------------
          Net (loss) income                                            $  (17,730)         $(7,514)       $ 159,934
          Other comprehensive income (loss):
          Unrealized gain (loss) on marketable securities
          available for sale                                                 (316)          (1,046)           1,185
          Foreign currency translation adjustment                           1,743            1,325           (1,807)
                                                                        ----------        ---------       ---------
          Comprehensive (loss) income:                                  $ (16,303)         $(7,235)       $ 159,312
                                                                        ==========        =========       =========

14 .  Contingencies

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

There is a putative class action lawsuit pending in the United States District Court for the Southern District of New York titled; In re: Globix Corp Securities Litigation, No.02-CV-00082. This lawsuit names as defendants the Company and the Company's former officers Marc Bell, Peter Herzig (who remains a director of the Company) and Brian Reach, and asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased the Company's securities between November 16, 2000 and December 27, 2001.

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

On June 12, 2002, Robert B. Bell, a former officer and director of the Company, filed a complaint in the United States District Court for the Southern District of New York entitled Robert B. Bell v. Arnold M. Bressler, as Trustee, and Globix Corporation, alleging breach-of-contract claims related to the failure to make payments under a trust (the "Rabbi Trust") that the Company formed pursuant to an employment agreement with Mr. Bell. This action was settled on June 13, 2003. As a result of the settlement Mr. Bell received a distribution of $990 from the Rabbi Trust.

In addition, in connection with the same underlying issues, on July 24, 2002 the Company filed a complaint in the United States Bankruptcy Court for the District of Delaware entitled Globix Corporation v. Arnold N. Bressler, as Trustee of the Globix Corporation Rabbi Trust and Robert B. Bell. This action was also settled on June 13, 2003. As a result of the settlement the company received a distribution of $1,700 from Rabbi Trust.


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

                       GLOBIX CORPORATION AND SUBSIDIARIES

       UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)

15. Reclassification information:

In the three months ended December 31, 2002 Condensed Consolidated Statements of Cash Flows, the repurchase of Senior Notes of $7,030 were presented as cash flows from investing activities. For the nine-months ended June 30, 2003 such amounts have been reclassified to financing activities.

In the seven months ended April 30, 2002 Condensed Consolidated Statement of Cash Flows presented previously, the purchase of $4.7 million of fixed assets was presented as cash flows from operating activities. Such amounts have been reclassified to investment activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," and "Legal Proceedings," constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2003 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Among these factors are the Company's high degree of leverage and history of operating losses, its ability to retain existing customers and attract new customers, its ability to achieve cost-savings and generate positive cash flow, risks associated with potential acquisitions and divestitures and other factors affecting the Company's business generally. Such factors are more fully described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which should be considered in connection with a review of this report. For a general discussion of risks affecting the Company's business, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

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

     - we have combined the actual results of operations for the Successor Company for the two months ended June 30, 2002 and the Predecessor Company for the one month and seven months ended April 30, 2002 as pro forma combined 2002 operating results in order to present a more meaningful comparative analysis to the current operating results for the three and nine month periods ended June 30, 2003. Successor Company and Predecessor Company financial data are derived from the condensed consolidated financial statements that appear elsewhere in this quarterly report.

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

Quarter Ended June 30, 2003 Compared To The Quarter Ended June 30, 2002

Revenue. Revenue for the quarter ended June 30, 2003 decreased 24.4% or $4.7 million to $14.5 million from $19.2 million for the three-month period ended June 30, 2002. This decrease was primarily attributable to customer churn. We define churn as contractual revenue losses due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. During the quarter ended June 30, 2003 our monthly churn averaged 1.7% as compared to 2.5% for the quarter ended June 30, 2002. Of this average monthly churn, 2.5% was related to downgrades, 2.2% was related to cancellations, offset by 1.4% and 1.7% related to new and upgraded contracts, respectively.

Cost of Revenue. Cost of revenue for the quarter ended June 30, 2003, decreased to $4.6 million from $7.2 million for the quarter ended June 30, 2002. A decrease of $2.5 million, representing 95.3% of the total decrease in cost of revenue, was realized within non-hardware related costs. This decrease was primarily attributable to our continued focus on deriving efficiencies and cost savings from our network.

Selling, General and Administrative. Selling, general and administrative expenses were $9.3 million, or 64.1% of revenue for the quarter ended June 30, 2003, as compared to $21.8 million, or 113.5% of revenue for the quarter ended June 30, 2002. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to a decrease in salaries and benefits in connection with our restructuring efforts, which focused on significant reductions in facilities and personnel. In the quarter ended June 30, 2003, salaries and benefits were $5.0 million, representing 34.7% of revenue, as compared with $13.4 million, or 70.0% of revenue, in the quarter ended June 30, 2002. Our average number of employees decreased from approximately 350 as of quarter ending June 30, 2002 to 230 as of quarter ending June 30, 2003. In the quarter ended June 30, 2003, rent expense was $1.7 million, representing 11.0% of revenue, as compared to $1.5 million, or 8.0% of revenue, for the quarter ended June 30, 2002. In the quarter ended June 30, 2003, bad debt expense was $177 thousand, representing 1.0% of revenue, as compared to $1.7 million, or 9.0% of revenue, for the quarter ended June 30, 2002. This decrease was attributable to improvements in our collections process as well as proactive reduction in the number of high risk customer account receivable balances from 2001. Selling, general and administrative expenses were reduced by $1.7 million in the quarter ended June 30, 2003 due to the receipt of $1.7 million from the settlement of the Rabbi Trust litigation.

Loss on Impairment of Intangibles. The $(0.6) million credit in the one month ended April 30, 2002 was associated with the partial reversal of an estimated write-off in the fiscal year ended September 30, 2001 of certain assets associated with an indefeasible right of use, or IRU, capacity on a wavelength purchased from a supplier whose financial viability was originally thought to have impaired the recoverability of these assets.

Depreciation and Amortization. Depreciation and amortization decreased to $4.1 million for the quarter ended June 30, 2003, as compared to $6.4 million in the quarter ended June 30, 2002. The decrease was primarily attributable to the impact of fresh start accounting, in particular the revaluation of our property, plant and equipment as of April 30, 2002.

Interest and Financing Expense. Interest and financing expense for the quarter ended June 30, 2003 was $3.8 million, or 26.2% of revenue, as compared to $3.1 million, or 16.3% of revenue, for the quarter ended June 30, 2002. In April 2003, the Company repurchased on the open market a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $3,466 and associated accrued interest of $357, reducing its interest expense.
In the quarter ended June 30, 2002 interest expense was not recorded in April due to the bankruptcy filing thus reducing interest expense.

Interest Income. The decrease in interest income to $295 thousand in the quarter ended June 30, 2003 from $497 thousand in the quarter ended June 30, 2002 reflected our reduced cash balance in the quarter ended June 30, 2003 and the impact of declining interest rates as compared to the same period of the prior year.

Gain on Debt Discharge. Gain on debt discharge was $1.2 million for the quarter ended June 30, 2003, as compared to $427.1 million for the quarter ended June 30, 2002. The gain in the quarter ended June 30, 2003 is a direct result of the repurchase of 11.0% Senior Notes. The gain of $427.1 million in the quarter ended June 30, 2002 is a direct result of the exchange of 12.5% Senior Notes for 11% Senior Notes as prescribed in the Plan.

Reorganization Items. Reorganization expenses of $ 2.2 million in the quarter ending June 30,2002 were attributable to expenses incurred by the Predecessor Company in connection with its bankruptcy filing.

Fresh Start Accounting Adjustments. Pursuant to fresh start accounting principles, we have adjusted the value of our assets and liabilities to their fair values as of April 30, 2002. The net effect of all fresh start accounting adjustments in the quarter ended June 30, 2002 resulted in a charge of $148.6 million.

Other Income (Expense). Other income in the quarter ended June 30, 2003 was $220 thousand, as compared to an expense of $258 thousand in the quarter ended June 30, 2002 an increase of $458 thousand. The primary reason for the increase was the recognition of $175 thousand gain on investments in the quarter ended June 30, 2003 and the recognition of $175 thousand loss on investments in the quarter ended June 30, 2002.

Nine Months Ended June 30, 2003 Compared To The Nine Months Ended June 30, 2002

Revenue. Revenue for the nine months ended June 30, 2003 decreased 27.5% or $17.6 million to $46.4 million from $64.0 million for the nine months ended June 30, 2002. This decrease was primarily attributable to customer churn. During the nine months ended June 30, 2003 our monthly churn averaged 2.0% as compared to approximately 2.6% for the nine months ended June 30, 2002. Of this average monthly churn, 1.9% was related to downgrades, 3.0% was related to cancellations, offset by 1.4% and 1.6% related to new and upgraded contracts, respectively. Hardware and software sales decreased $1.5 million, or 73.0%, as a result of our shift away from lower margin hardware and software revenue. This decrease accounted for 8.7% of our total revenue decline.

Cost of Revenue. Cost of revenue for the nine-months ended June 30, 2003, decreased to $15.5 million from $26.6 million for the nine-months ended June 30, 2002. A decrease of $11.1 million, representing 86.8% of the total decrease in cost of revenue, was realized within non-hardware related costs. This decrease was primarily attributable to our continued focus on deriving efficiencies and cost savings from our network. Decreases of $1.5 million, representing 13.2% of the total decrease in cost of revenue, was attributable to lower hardware costs as a result of our shift away from lower margin hardware sales.

Selling, General and Administrative. Selling, general and administrative expenses were $33.7 million, or 72.6% of revenue for the nine-months ended June 30, 2003, as compared to $68.0 million, or 106.3% of revenue for the nine-months ended June 30, 2002. The decrease in selling, general and administrative expenses as a percentage of revenue was primarily attributable to a decrease in salaries and benefits in connection with our restructuring efforts, which focused on significant reductions in facilities and personnel. In the nine-months ended June 30, 2003, salaries and benefits were $16.4 million, representing 35.3% of revenue, as compared with $39.1 million, or 55.6% of revenue, in the nine-months ended June 30, 2002. Our average number of employees decreased from approximately 485 as of nine-months ending June 30, 2002 to 240 as of nine-months ended June 30, 2003. In the nine-months ended June 30, 2003, rent expense was $4.9 million, representing 10.6% of revenue, as compared to $7.3 million, or 11.5% of revenue, for the nine-months ended June 30, 2002. This decrease was the result of the mid 2002 lease renegotiation for Globix House, one of our data centers in London, and the impact of lower lease expenses resulting from a revaluation of the lease values in conjunction with negative leasehold adjustments as a result of fresh start accounting. In the nine-months ended June 30, 2003, bad debt expense was $1.4 million, representing 3.1% of revenue, as compared to $5.3 million, or 8.2% of revenue, for the nine-months ended June 30, 2002. This decrease was attributable to improvements in collections as well as the impact of the deterioration in the internet business environment, which resulted in our proactive reduction in the number of high risk customer account receivable balances from 2001. Selling, general and administrative expenses were reduced by $1.7 million in the quarter ended
June 30, 2003 due to the receipt of $1.7 million from the settlement of the Rabbi Trust litigation.

Loss on Impairment of Intangibles. This non cash expense during the nine-months ended June, 2002 was attributable to the write-down, in accordance with SFAS No. 121 of goodwill generated from our acquisition of Comstar.net, Inc., totaling $2.6 million.

Restructuring and Other Expense. During the nine-months ended June 30, 2002, the Company made an additional modification to its business plan, under the Plan of Reorganization, to reduce certain Internet data center lease obligations, close certain network access points and network aggregation points, resulting in the termination of certain employees, lease obligations and write-off of certain equipment, leasehold improvements and other costs. In connection with this modification, a restructuring charge of $24.8 million was recorded, of which $17.2 million was for the write-off of previously escrowed lease deposit and landlord inducement and legal payments, $ 4.7 million was a write-off of equipment and leasehold improvements and $2.9 million associated with employee terminations.

Depreciation and Amortization. Depreciation and amortization decreased to $11.9 million for the nine-months ended June 30, 2003, as compared to $30.6 million in the nine-months ended June 30, 2002. The decrease was primarily attributable to the impact of fresh start accounting, in particular the revaluation of our property, plant and equipment as of April 30, 2002.

Other Operating Income. This increase is due to the sale of DSL customer accounts in the amount of $345 thousand during the nine months ended June 30, 2003.

Interest and Financing Expense. Interest and financing expense for the nine-months ended June 30, 2003 was $11.2 million, or 24.1% of revenue, as compared to $37.2 million, or 58.1% of revenue, for the nine-months ended June 30, 2002. The decrease in interest and financing expense was primarily attributable to the reduction in our outstanding indebtedness pursuant to the Plan. The reduction in the principal amount of outstanding Bonds from $600 million to $120 million in May 2002 reduced interest expense.

Interest Income. The decrease in interest income to $1.0 million in the nine-months ended June 30, 2003 from $2.3 million in the nine-months ended June 30, 2002 reflected our reduced cash balance in the nine-months ended June 30, 2003 and the impact of declining interest rates as compared to the same period of the prior year.

Gain on Debt Discharge. Gain on debt discharge was $5.9 million for the nine-months ended June 30, 2003, as compared to $427.1 million for the nine-months ended June 30, 2002. The gain in the nine-months ended June 30, 2003 is a direct result of the repurchase of 11.0% Senior Notes. The gain of $427.1 million in the nine-months ended June 30, 2002 is a direct result of the exchange of 12.5% Senior Notes for 11% Senior Notes as prescribed in the Plan.

Reorganization Items. Reorganization expenses of $ 7.8 million in the nine-months ended June 30, 2002 were attributable to expenses incurred by the predecessor company in connection with its bankruptcy filing.

Fresh Start Accounting Adjustments. Pursuant to fresh start accounting principles, we have adjusted the value of our assets and liabilities to their fair values as of April 30, 2002. The net effect of all fresh start accounting adjustments in the nine-months ended June 30, 2002 resulted in a charge of $148.6 million.

Other Income/Expense. Other income in the nine-months ended June 30, 2003 was $606 thousand, as compared to an expense of $654 thousand in the nine months ended June 30, 2002, an increase of $1.3 million. This increase is due primarily to write-offs of strategic investments in the amount of $490 thousand in the prior period and insurance receipts in the amount of $88 thousand associated with the September 11th, 2001 terrorist attack in the current period.

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

The Plan provides that all of the shares of our common stock issued pursuant to the Plan are subject to dilution by the exercise of management incentive stock options, representing up to 10% of the shares of our issued and outstanding common stock on a fully-diluted basis following the Effective Date of the Plan.

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

Net cash used in operating activities was $8.7 million in the nine-months ended June 30, 2003, compared to $52.0 million in the nine months ended June 30, 2002. The improvement in our operating cash flow was primarily the result of the decrease in our net loss after giving effect to the non cash items of depreciation and amortization of $18.8 million, gain on debt discharge of $421.1 million, the fresh start accounting adjustment of $148.6 million in 2002 and non cash restructuring charges of $8.2 million in 2002.

Net cash used in investing activities was $5.4 million in the nine-months ended June 30, 2003, compared to net cash provided by investing activities of $1.2 million in the nine months ended June 30, 2002. The decrease in cash flows from investing activities of $11.3 million was primarily attributable to the decrease in restricted deposits related to net settlements of prior year leases of approximately $22 million, increased investments of $7 million, partially offset by lower capital spending of $22.6 million.

Net cash used in financing activities was $9.7 million in the nine-months ended June 30, 2003, as compared to $7 million in the nine-months ended June 30, 2002. The increase in net cash used in financing activities of $2.7 million is primarily attributable to the repurchase in the open market for $14.6 million a portion of our outstanding 11% Senior Notes in the nine months ended June 30, 2003, offset by a capital contribution into a minority-owned subsidiary of $6.1 million and a decrease in repayments of mortgage and capital lease obligations of $5.9 million.

As of June 30, 2003, we had $24.4 million of cash and cash equivalents, $9.4 million of short-term investments and $1.1 million of marketable securities.

We have also issued collateralized letters of credit aggregating approximately $2.6 million. The related collateral funds are included in restricted cash and investments on our consolidated balance sheet at June 30, 2003.

As of June 30, 2003, we had no material commitments for capital expenditures.

As of June 30, 2003, we had contractual obligations due in future periods as follows:



                                                               Payments Due by Period (In thousands)
Contractual Obligations                        Total          Less than 1 year    1-3 years     4-5 years   After 5 years

11% Senior Notes                            $  112,321          $       -       $       -       $     -      $  112,321

11% Senior Notes - Accrued Interest              2,094                  -               -             -           2,094

Mortgage Payable                                20,248                268             627           750          18,603

Capital Lease Obligations                        2,473              1,187           1,286             -               -

Operating Leases                                64,592              4,460           8,042         8,196          43,894

Telecommunications Commitments                  45,013             13,883          18,698        10,331           2,101

Note Payable                                     2,600                  -           2,600             -               -
                                            ----------          ---------       ---------     ---------      ----------
Total Contractual Cash Obligations          $  249,341          $ 19,798        $  31,253     $  19,277      $  179,013
                                            ==========          =========       =========     =========      ==========

We historically have experienced negative cash flow from operations and have incurred net losses. Our ability to generate positive cash flow from operations and achieve profitability is dependent upon our ability to grow the Company's revenue and achieve further operating efficiencies. We are dependent upon our cash on hand and cash generated from revenues to support our capital requirements and financing obligations. Although no assurances can be given, our management believes that actions taken pursuant to the Plan, including company downsizing, headcount reductions and other cost reductions, as well as cost control measures and the restructuring of our outstanding indebtedness in connection with the Plan, have positioned us to maintain sufficient cash flows to meet our operating, capital and debt service requirements for the next 12 months. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability, attracting new customers or maintaining our existing customer base. Moreover, despite our restructuring we have continued to experience significant decreases in revenue and low levels of new customer additions in the period following our restructuring. In the future, we may make acquisitions or repurchase indebtedness of our company, which, in turn, may adversely affect liquidity.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2003, short-term investments consisted of an investment in a limited partnership that invests in fixed income securities. Marketable securities include our investments in two publicly traded entities, Edgar On-Line and Globecomm Systems Inc., which are recorded at fair market value. We do not hedge our exposure to fluctuations in the value of our investments in equity securities.

Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. At June 30, 2003, all of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value. At June 30, 2003, $6.5 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

Item 4. Controls and Procedures

Since the Company's emergence from bankruptcy effective April 25, 2002, the Company has had to face many challenging and complex accounting and financial reporting issues, including fresh start accounting, restructuring and restatements. In addition, the Company has experienced significant turnover in its financial reporting staff, as well as limited management resources. The Company fell behind in its SEC reporting for the year ended September 30, 2002, and has experienced difficulty in catching up with its filing obligations for the year ended September 30, 2002 while fulfilling its responsibilities for current periods. While the Company is attempting to address these challenges and fulfill its reporting obligations for the current and prior year, the combined effect of these challenges has created weaknesses in the Company's accounting and reporting environment.

Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective as of that date, except as noted above. In addition, except as noted above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On February 6, 2003, a putative derivative suit was filed in New York State Supreme Court (County of New York) against our company, as nominal defendant, and Lehman Brothers Inc., Chase Securities, Inc., Credit Suisse First Boston Corporation, Merrill Lynch Pierce Fenner & Smith Incorporation, Salomon Smith Barney Inc. and ABN Amro Securities LLC (as successor to ING Barings, LLC), the initial purchasers in our February 2000 offering of the 12.5% Senior Notes. The suit alleges that the underwriting discount granted to the initial purchasers of the 12.5% Notes violated Section 5-531 of the New York General Obligations Law, which limits the amount that can be charged by a loan broker. The plaintiff and the initial purchasers have entered into a tolling agreement pending resolution of a similar case involving debt securities issued by another corporation. On March 13, 2003 the court dismissed the action involving our company without prejudice.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit                        Description
-------                        -----------
31.1     Certification of Chief Executive Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

31.2     Certification of Chief Financial Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

32.1     Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Current Report on Form 8-K filed April 25, 2003, relating to the Company's press release issued under Item 9 of Form 8-K

Current Report on Form 8-K filed May 14, 2003, relating to the appointment of the Company's Chief Financial Officer

Current Report on Form 8-K filed May 20, 2003, relating to the Company's earnings press release

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



                                 GLOBIX CORPORATION

                                 By: /s/  PETER K. STEVENSON
                                     -------------------------------------------
                                     Peter K. Stevenson, Chief Executive Officer

Date: August 20, 2003

                                 By: /s/  Robert M. Dennerlein
                                     -------------------------------------------
                                     Robert Dennerlein, Chief
                                     Financial Officer (principal financial
                                     officer and principal accounting officer)
Date: August 20, 2003

                           STATEMENT OF DIFFERENCES

The section symbol shall be expressed as...................................'SS'