Form 10-Q/A
period 2002-03-31
GLOBIX CORP
filed 2003-08-27
CIK 1003111

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes...........  No..........    Not Applicable - Securities not yet distributed.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Number of shares of the Registrant's common stock outstanding as of April 24, 2002 was 41,896,479.

--------------------------------------------------------------------------------

                      (All Dollar Amounts in thousands)

                               GLOBIX CORPORATION

This Amendment No. 1 amends the registrant's quarterly report on form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on June 15, 2002 (the "Form 10-Q"), to restate certain information in the condensed consolidated financial statements and the notes included in Part I, Item 1 and to make corresponding changes in Part I, Item 2, as described in the restatement note below. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), the complete text of Part I, Items 1 and 2 is included in this amendment.

In addition, pursuant to Rule 12b-15, our principal executive officer and our principal financial officer are providing the certifications required by Rule 13a-14 under the Exchange Act. The officer certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits 32.1 and 32.2, and Part II, Item 6 has been amended to list these officer certifications in the Exhibit List.

Except for the officer certifications and matters set forth in the restatement note below, no other changes have been made to the Form 10-Q/A. This Amendment No. 1 continues to speak as of the date of the Form 10-Q, and the registrant has not updated the disclosures contained therein to reflect any events, which occurred at a later date.

Restatement information:

Exhibit I.

The previously reported condensed consolidated financial statements as of and for the three and six months ended March 31, 2002 have been restated to reflect the following adjustments:

Restructuring and other charges and reorganization items were recorded which related to the three and six month ended March 31, 2002.

(1) A reduction of $23,612 in restructuring and other charges was comprised of the following:

    o Reversal of $22,428 of asset impairments that were not recorded in compliance with the requirements of SFAS No. 121.

    o Reversal of $1,184 related to assets previously written-off by the Company for which the Company received a subsequent settlement payment from the vendor. The Company had previously increased the restructuring accrual in connection with the settlement payment.

(2) An adjustment of $5,631 to reorganization items included the following:

    o $6,181 write-off of deferred reorganization costs the Company subsequently determined should have been expensed as incurred in conformity with SOP 90-7.


    o A gain of $550 related to a settlement of an obligation under a software purchase agreement that had not been previously recorded.

Following is a reconciliation of the net loss attributable to common stockholders from the three and six months ended March 31, 2002 previously filed to the restated three months and six months ended March 31, 2002.


                                                                   THREE MONTHS       SIX MONTHS
                                                                      ENDED              ENDED
                                                                  MARCH 31, 2002      MARCH 31, 2002
                                                                  --------------      --------------
Net loss attributable to common stockholders (previously filed)     $(87,598)         $ (131,049)

Change in restructuring and other charges                             23,612 (1)          23,612 (1)

Adjustments to reorganization items                                   (5,631)(2)          (5,631)(2)
                                                                    --------          -----------
Net loss attributable to common stockholders (restated)             $(69,617)         $ (113,068)
                                                                    ========          ===========

 In addition the following items are amended:

     o The condensed consolidated Balance Sheets and Statement of Operations were adjusted to reflect the above adjustment.
     o The condensed consolidated Statement of Cash Flows was adjusted to reflect the foreign exchange translation and classification of the purchase of fixed assets from operating activities.
     o    Notes to the Financial Statements

o Note 1. The addition of additional disclosure as to the basis of presentation and use of estimates

o Note 2. The effects of fresh start accounting and the discharge of debt shown pro forma and the set aside of securities for litigation

o    Note 3. Changes in assets as a result of the restatement.

o    Note 4. Changes in accrued liabilities due to restructuring

o    Note 5. Changes due to restructuring and restatement

o    Note 6. Additional disclosure relating to the Senior Notes

o    Note 9. Correction of the number of vested restricted shares

o Note 10. Corrects misstatement of the number of unvested restricted shares and warrants and restates the disclosures to conform to the restated financial statements

o Note 11. Restates the disclosure to conform to the restated financial statements.

o    Note 12. Restates the disclosures to conform to the restated financials

o Management's Discussion and Analysis - updated to conform to restated financial statements

     o Clarification of discussion of revenues and margins for the three-months and six-months ended March 31, 2002

     o Addition of Reorganization Items discussion for the three-months ended March 31, 2002

     o Addition of Impairment of Intangible Assets discussion for the six-months ended March 31, 2002

     o Addition of Minority Interest discussion for the six-months ended March 31, 2002

     o Addition of Reorganization Items discussion for the six-months ended March 31, 2002

     o    Additional disclosure of the effects of bankruptcy

                                Table of Contents

                                                                                                                            Page
                                                                                                                            ----
Part I     Financial Information.........................................................................................

   Item 1. Condensed Consolidated Balance Sheets-- As of March 31, 2002 (restated)(unaudited) and September 30, 2001 .....   1
           Condensed Consolidated Statements of Operations-- For the Three Months Ended March 31, 2002
           (restated)(unaudited) and 2001(unaudited) .....................................................................   2
           Condensed Consolidated Statements of Operations-- For the Six Months Ended March 31, 2002 (restated)(unaudited)
           and 2001(unaudited)............................................................................................   2
           Condensed Consolidated Statements of Cash Flows-- For the Six Months Ended March 31, 2002 (restated)(unaudited)
           and 2001(unaudited)............................................................................................   3
           Notes to Condensed Consolidated Financial Statements (restated)(unaudited) ....................................   4

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (restated)...............  15

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................................................  22

Part II    Other Information

   Item 1. Legal Proceedings.............................................................................................   23

   Item 2. Changes in Securities and Use of Proceeds.....................................................................   24

   Item 3. Defaults Upon Senior Securities...............................................................................   24

   Item 4. Submission of Matters to a Vote of Security Holders...........................................................   24

   Item 5. Other Information.............................................................................................   24

   Item 6. Exhibits and Reports on Form 8-K...............................................................................  25

Signatures................................................................................................................  27

                       GLOBIX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

                                                                                             Restated
                                                                                             March 31,  September 30,
                                                                                               2002         2001
                                                                                               ----         ----
Assets
Current assets:
     Cash and cash equivalents .........................................................   $  56,511    $ 111,502
     Marketable securities .............................................................       2,874        1,610
     Accounts receivable, net of allowance for doubtful accounts of $2,129 and
       $8,052, respectively ............................................................      11,476       13,809
     Prepaid expenses and other current assets .........................................      12,409        7,785
     Restricted cash....................................................................      19,165        6,984
                                                                                           ---------    ---------
             Total current assets ......................................................     102,435      141,690
Investments, restricted ................................................................       7,666       26,886
Property, plant and equipment, net .....................................................     335,217      356,149
Debt issuance costs, net of accumulated amortization of $2,543 and $1,896,
   respectively ........................................................................      18,255       19,006
Intangible assets, net of accumulated amortization of $0 and $2,485,
   respectively ........................................................................        --          4,362
Other assets............................................................................         501        4,895
                                                                                           ---------    ---------

              Total assets .............................................................   $ 464,074    $ 552,988
                                                                                           =========    =========

Liabilities and Stockholders' Deficit
Current liabilities:
     Capital lease and other obligations ...............................................   $   6,299    $   6,687
     Accounts payable ..................................................................       5,694       14,022
     Accrued liabilities ...............................................................      39,670       30,141
     Accrued interest ..................................................................        (a)        12,500
                                                                                           ---------    ---------
         Total current liabilities .....................................................      51,663       63,350
Capital lease obligations, net of current portion ......................................       7,085       10,309
Mortgage payable .......................................................................      20,309       20,441
Senior Notes (see Note 5) ..............................................................        (a)       600,000
Other long term liabilities.............................................................       3,062        7,577
Liabilities Subject to Compromise ......................................................     643,750         --
                                                                                           ---------    ---------
         Total liabilities .............................................................     725,869      701,677

Minority interest in subsidiary ........................................................       4,435        5,406
Redeemable convertible preferred stock (see Note 7) ....................................      83,695       83,230

Stockholders' Deficit:
Common stock, $.01 par value; 500,000,000 shares authorized; 41,896,479 and
   41,920,229 shares issued and outstanding, respectively ..............................         419          419
Additional paid-in capital .............................................................     167,929      171,176
Deferred compensation ..................................................................      (5,056)      (7,097)
Accumulated other comprehensive income .................................................      (4,206)      (2,703)
Accumulated deficit ....................................................................    (509,011)    (399,120)
                                                                                           ---------    ---------
              Total stockholders' deficit ..............................................    (349,925)    (237,325)
                                                                                           ---------    ---------
              Total liabilities and stockholders' deficit ..............................   $ 464,074    $ 552,988
                                                                                           =========    =========

(a) Liabilities reclassed per SOP 90-7 Financial Reporting by Entities in Reorganization. (Current Liabilities Accrued Interest 43,750 & Senior Notes 600,000)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (All Dollar Amounts in Thousands Except Share and Per Share Data)
                                   (unaudited)


                                                                Three Months Ended March 31,    Six Months Ended March 31,
                                                                      2002            2001          2002             2001
                                                                      ----            ----          ----             ----
                                                                    Restated                      Restated
                                                                    --------                      --------
Revenue .....................................................   $     21,389    $     26,782    $     44,768    $     53,018
Operating costs and expense:
     Cost of revenue (excluding depreciation,
        amortization, payroll and occupancy shown below) ....          9,737          10,480          19,400          20,948
     Selling, general and administrative ....................         21,401          28,308          46,149          59,072
     Restructuring and other expense ........................         24,834            --            24,834          38,109
     Impairment of intangible assets ........................          3,221            --             3,221            --
     Depreciation and amortization ..........................         12,174           7,951          24,186          15,547
                                                                ------------    ------------    ------------    ------------
Total operating costs and expenses ..........................         71,367          46,739         117,790         133,676
                                                                ------------    ------------    ------------    ------------
Loss from operations ........................................        (49,978)        (19,957)        (73,022)        (80,658)
     Interest and financing expense .........................        (14,036)        (16,118)        (34,060)        (32,598)
     Interest income ........................................            875           4,439           1,841          10,915
     Other expense ..........................................           (506)           (330)           (396)           (577)
     Minority interest in subsidiary.........................            955            --             1,344            --
     Reorganization items ...................................         (5,598)                         (5,598)
                                                                ------------    ------------    ------------    ------------
Loss before cumulative effect of a change in
  accounting principle ......................................        (68,288)        (31,966)       (109,891)       (102,918)
Cumulative effect of a change in accounting
  principle (net of tax) ....................................           --              --              --            (2,332)
                                                                ------------    ------------    ------------    ------------
Net loss ....................................................        (68,288)        (31,966)       (109,891)       (105,250)
     Dividends and accretion on preferred stock .............         (1,329)         (1,761)         (3,177)         (3,496)
                                                                ------------    ------------    ------------    ------------
Net loss attributable to common stockholders ................   $    (69,617)   $    (33,727)   $   (113,068)   $   (108,746)
                                                                ============    ============    ============    ============
Basic and diluted loss per share attributable to common
   stockholders' before cumulative effect of a change in
   accounting principle .....................................   $      (1.75)   $      (0.87)   $      (2.87)   $      (2.80)
Cumulative effect of a change in accounting principle........           --              --              --             (0.06)
                                                                ------------    ------------    ------------    ------------
Basic and diluted net loss per share attributable
   to common stockholders ...................................   $      (1.75)   $      (0.87)   $      (2.87)   $      (2.86)
                                                                ------------    ------------    ------------    ------------

Weighted average common shares outstanding--basic and diluted     39,688,862      38,709,658      39,330,033      38,011,488
                                                                ============    ============    ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)



                                                                                               Six months ended
                                                                                                   March 31,
                                                                                             2002          2001
                                                                                             ----          ----
                                                                                           Restated
                                                                                           --------
Cash flows from operating activities:
Net loss ...............................................................................   $(109,891)   $(105,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization ..........................................................      24,186       15,547
Provision for uncollectible accounts receivable ........................................       3,534        2,557
Services contributed to minority owned subsidiary ......................................         372         --
Cumulative effect of a change in accounting principle ..................................        --          2,332
Restructuring and other charges (net of cash payments) .................................       6,375       17,094
Minority interest in subsidiary ........................................................      (1,344)        --
Gain on sale of short-term investment ..................................................        --         (1,459)
Gain on sale of marketable securities ..................................................         (27)        --
Loss on impairment of intangible assets ................................................       3,221         --
Loss on impairment of investments ......................................................         490        1,950
Amortization of debt issuance costs ....................................................         647          568
Amortization of deferred compensation ..................................................       1,971          562
Changes in operating assets and liabilities:
Accounts receivable ....................................................................      (2,321)      (1,517)
Prepaid expenses and other current assets ..............................................        (208)      (4,618)
Other assets ...........................................................................          50       (4,274)
Accounts payable .......................................................................      (7,231)      (1,481)
Accrued liabilities ....................................................................      16,223        9,253
Accrued interest .......................................................................      31,250           (2)
Other ..................................................................................      (1,126)        (736)
                                                                                           ---------    ---------
Net cash used in operating activities ..................................................     (33,829)     (69,474)
                                                                                           ---------    ---------
Cash flows from investing activities:
Proceeds from sale of short-term investments ...........................................        --         10,180
Use of restricted cash and investments .................................................       6,365        5,747
Proceeds from sale of marketable securities ............................................          64         --
Return of Strategic investments ........................................................         193
Purchases of property, plant and equipment .............................................     (23,192)     (91,269)
                                                                                           ---------    ---------
Net cash used in investing activities ..................................................     (16,570)     (75,342)
                                                                                           ---------    ---------

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants, net ..............................        --          2,456
Repayments of mortgage payable and capital lease obligations ...........................      (4,545)      (2,065)
                                                                                           ---------    ---------
Net cash (used in) provided by financing activities ....................................      (4,545)         391
Effects of exchange rate changes on cash and cash equivalents ..........................         (47)      (2,157)
                                                                                           ---------    ---------
Net decrease in cash and cash equivalents ..............................................     (54,991)    (146,582)
Cash and cash equivalents, beginning of period .........................................     111,502      363,877
                                                                                           ---------    ---------
Cash and cash equivalents, end of period ...............................................   $  56,511    $ 217,295
                                                                                           =========    =========


Supplemental disclosure of cash flow information:
Cash paid for interest .................................................................   $   1,814    $  38,907
Cash paid for income taxes .............................................................   $    --      $      34
Non-cash investing and financing activities:
   Equipment acquired under capital lease obligations ..................................   $   1,036    $   8,573
   Capital expenditures included in accounts payable, accrued liabilities and other long
     term liabilities ..................................................................   $     308    $   4,969
Cumulative dividends and accretion on preferred stock (non-cash) .......................   $   3,177    $   3,496


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                       GLOBIX CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

1.     Basis of Presentation

       The financial statements have been prepared by the Company according to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments necessary for a fair presentation of the Company's financial position at March 31, 2002 and the results of its operations for the three-month and six-month periods ended March 31, 2002 and 2001 and its cash flows for the six- month periods ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. Interim financial statements are prepared on a basis consistent with the Company's annual financial statements. Results of operations for the three-month and six-month periods ending March 31, 2002 are not necessarily indicative of the operating results that may be expected for future periods.


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

       On April 8, 2002, the United States Bankruptcy Court confirmed the joint pre-packaged Plan of Reorganization filed by the Company and certain subsidiaries. The Company emerged from Chapter 11 bankruptcy protection and all conditions necessary for the Plan to become effective were satisfied or waived effective April 25, 2002.

       Under the Plan and as of the effective date all existing securities of the Company are deemed cancelled and: (a) each holder of Senior Notes is entitled to receive, in exchange for such Senior Notes, its pro rata share of
(i) $120,000 principal amount of new 11% Senior Secured Notes due 2008, and (ii) shares of new Common Stock representing approximately 85% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options representing up to 10% of the

                       GLOBIX CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

Company's issued and outstanding new Common Stock on a fully-diluted basis; (b) each holder of Preferred Stock, in exchange for such Preferred Stock (which, as stated above, is deemed cancelled as of the effective date), is entitled to receive, in exchange for such Preferred Stock, its pro rata share of shares of new Common Stock representing approximately 14% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options; and (c) each holder of an old Common Stock equity interest (which, as stated above, is deemed cancelled as of the effective date) is entitled to receive, in exchange for such old Common Stock equity interest, its pro rata share of shares of new Common Stock representing approximately 1% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options.

       Although the Plan has become effective, distributions of Senior Secured Notes and new Common Stock to holders of existing common stock and notes under the Plan in April 2002 have not yet been made. Such distributions will be made as soon as practicable after adequate distribution reserves are established to accommodate valid securities claims, if any. The Company believes that the securities claims are without merit and intends to object to the allowance of such claims. Under the Plan, any recovery for such security holder claims must be satisfied from the new Senior Secured Notes and shares of new Common Stock available for distribution to existing Senior Note holders and common stockholders. The Company expects to petition the Bankruptcy Court to establish a minimum reserve of the Senior Secured Notes and new Common Stock for such securities claims in order to allow for the prompt distribution of the remaining Senior Notes and new Common Stock to holders of existing common stock and notes under the Plan.

       The reorganization reduced significantly the principal amount of the Company's outstanding indebtedness by reducing outstanding indebtedness by approximately $480,000 and converting a substantial portion of the Company's indebtedness into new Common Stock. Moreover, the new debt issued under the Plan permits Globix to satisfy interest payments in kind for at least two years and, at the discretion of the Company's board of directors, up to four years, thereby significantly reducing liquidity concerns arising from pre-Chapter 11 bankruptcy debt service obligations. The Company believes that the restructuring substantially reduces uncertainty with respect to its financial future. There can be no assurance that the Company will be successful in executing its business plan and there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Upon the consummation of the Chapter 11 filing and emergence from bankruptcy in April 2002, the Company will record a gain on the exchange of the Senior Notes and preferred stock for the Senior Secured Notes and new common stock. On the Effective Date of the Plan, we will recognize a gain on the discharge of debt of $427,100 associated with the exchange of the 12.5% Senior Notes for the 11% Senior Notes under the Plan and recognize this gain in the seven month period ended April 30, 2002. Such gain includes the extinguishment of the Senior Notes and the cancellation of associated accrued interest and will be offset by the write-off of previously deferred costs associated with the Senior Notes.

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)



                                                  Restated         Debt         Fresh Start        Proforma
                                               March 31, 2002    Discharge    Adjustments (1)    March 31,2002
                                               --------------    ---------   ----------------    -------------
Assets
Total current assets                               102,435            --              --           102,435
Restricted investments                               7,666            --              --             7,666
Property, plant and equipment, net                 335,217            --          (150,540)        184,677
Other assets                                           501                                             501
Debt issuance costs, net                            18,255         (17,398)(c)        (857)           --

Total assets                                     $ 464,074       $ (17,398)      $(151,397)      $ 295,279
                                                 =========       =========       =========       =========

Liabilities and Stockholders' (Deficit) Equity


Total current liabilities                           51,663          (2,713)(d)      (4,069)         44,881


Senior Secured Notes                                  --           120,000(a)                      120,000
Long term liabilities                               30,456            --             4,011          34,467
                                                 ---------       ---------       ---------       ---------
  Total liabilities not subject to compromise       82,119         117,287             (58)        199,348

  Liabilities subject to compromise                643,750        (643,750)(b)
                                                 ---------       ---------       ---------       ---------
Total Liabilities                                  725,869        (526,463)            (58)        199,348


Minority interest in subsidiary                      4,435            --              --             4,435

Mandatorily Redeemable Convertible
 Preferred Stock                                    83,695         (83,695)(d)        --              --

Total Stockholders' (Deficit) Equity              (349,925)        592,760        (151,339)         91,496(e)
                                                 ---------       ---------       ---------       ---------

Total Liabilities and Stockholders'
 Equity (Deficit)                                $ 464,074       $ (17,398)      $(151,397)      $ 295,279
                                                 =========       =========       =========       =========

--------------------------------------------------------------------------------

Explanation of the above adjustment columns are as follows:

a) To reflect the issuance of the 11% Senior Secured Notes.
b) To eliminate the 12.5% Senior Notes and associated accrued interest.
c) Write-off of deferred costs associated with the Senior Notes.
d) To eliminate Preferred stock and the associated accrued dividends.
e) The equity value of the successor company for the Proforma at March 31, 2002 is calculated as follows:

   Enterprise value                               $240,000
    New Senior Secured Notes                      (120,000)
    Mortgage                                       (20,552)
    Capitalized leases                              (7,952)
                                                  --------
     Equity Value of reorganized Globix           $ 91,496
                                                  ========

(1) To adjust assets and liabilities to estimated fair value to be determined by independent third party appraisal.

                       GLOBIX CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

3.     Property, Plant and Equipment

       Property, plant and equipment consist of the following:


                                                       March 31,   September 30,
                                                         2002         2001
                                                         ----         ----
Land................................................   $   1,997    $   1,997
Building and building improvements..................     102,810      108,216
Leasehold improvements..............................     143,001      145,617
Computer hardware and software and network equipment     132,830      134,767
Furniture and equipment.............................       9,479        9,693
                                                       ---------    ---------
                                                         390,117      400,290
Less: Accumulated depreciation and amortization.....     (70,210)     (54,499)
Add: Construction in progress.......................      15,310       10,358
                                                       ---------    ---------
Property, plant and equipment, net..................   $ 335,217    $ 356,149
                                                       =========    =========

       Certain computer and network equipment are recorded under capital leases that aggregated approximately $23,100 and $23,500 as of March 31, 2002 and September 30, 2001, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $9,800 and $6,600 as of March 31, 2002 and September 30, 2001, respectively.

       Costs incurred prior to completion of construction of Internet data centers and network infrastructure upgrades are reflected as construction in progress in the accompanying consolidated balance sheets and are recorded as property, plant and equipment at the date each Internet data center or network segment becomes operational. Construction in progress includes direct expenditures for construction of the Internet data center facilities, related network equipment and network upgrade projects and is stated at cost. Capitalized costs include costs incurred under the construction contract, advisory and consulting fees incurred during the construction phase. Capitalized interest is included in property, plant and equipment under the provision of SFAS No. 34 and totals zero and $7,100 for the periods ended March 31, 2002 and 2001, respectively. Included in the construction in progress at March 31, 2002 and September 30, 2001 are capital projects currently in progress related to the completion of the New York and London Internet data centers and certain equipment associated with these facilities, which has not been placed in service.

       ATC Merger Corp. ("ATC Corp."), a wholly owned subsidiary of the Company, owns the land and building located at 139 Centre Street, New York, New York. The nine-story building houses the Company's corporate headquarters and one of its Internet data center facilities. A former owner of the right to purchase the Centre Street property may be entitled to additional consideration if Globix sells the property. Such amount will be equal to the greater of (a) $1,000 (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) ten percent of the gross sales price of the property if such sales price is greater than $17,500.

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

     In June 2001, the Company entered into an agreement whereby the Tax Credits generated from the renovation of the Property will be utilized by a third party (the "Investor") via a Globix minority-owned subsidiary (the "LLC") in consideration for up to approximately $14,000 capital contribution to the LLC. As of March 31, 2002, approximately $5,400 of such capital contribution has been received by the LLC. The balance of the funding under the capital contribution is based upon the completion of future project related events, as defined in the LLC agreement. The Company has consolidated the financial statements of the LLC since inception, due to effective control of the LLC by Globix; resulting in a minority interest in subsidiary in the accompanying consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

4.     Accrued Liabilities

       Accrued liabilities consist of the following:

                                                       March 31,      September 30,
                                                         2002              2001
                                                         ----              ----
     Restructuring reserves......................      $20,799           $ 9,191
     Deferred revenue............................        2,618             2,692
     Accrued construction costs..................           --             6,175
     Accrued dividends payable...................        2,713                --
     Other.......................................       13,540            12,083
                                                       -------           -------
                                                       $39,670           $30,141
                                                       =======           =======

        The Company has announced a number of restructuring actions to reduce expenses and streamline operations. These actions included a workforce reduction and rationalization of data center and sales locations. The Company recorded restructuring charges of $56,109 in fiscal 2001. The Company recorded net restructuring of $24,834 in the six month period ended March 31, 2002. This amount is comprised of $28,395, offset by reversals of $3,561, related to revised estimates and a $1,184 vendor settlement related to an asset impaired in the prior year. The Company believes these actions will result in ongoing annual operating expense savings of approximately $24,000.

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

The following table displays the activity and balances of the restructuring reserve account from inception to March 31, 2002:

                                                                    Restructuring                    Other
                                                        --------------------------------------       -----
                                                          Employee       Contract      Facility      Asset
                                                        Terminations   Settlements     Closings    Write-Down      Total
                                                        ------------   -----------     --------    ----------      -----
     Restructure Charge                                    1,200        21,169         5,333        28,407        56,109
     Deductions-Non-Cash                                      --            --            --       (22,889)      (22,889)
     Deductions-Cash                                        (194)      (17,119)       (3,380)       (3,336)      (24,029)
                                                          -------       -------       -------       -------       -------
     September 30, 2001 Balance (Predecessor Company)      1,006         4,050         1,953         2,182         9,191

     Additional Restructure Charge                         2,946        16,407         2,120         6,922        28,395
     Deductions-Non-Cash                                    (889)           --         1,436(a)     (6,922)       (6,375)
     Deductions-Cash                                      (2,162)       (3,336)       (1,353)           --        (6,851)
     Reversal to Fiscal 2001 Plan                             --          (678)         (701)       (2,182)       (3,561)
                                                          -------       -------       -------       -------       -------
     March 31, 2002 Balance (Predecessor Company)            901        16,443         3,455            --        20,799

(a) Balance includes $1,541 for the write off of accrued lease liability.

                       GLOBIX CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

5.     Senior Notes

       In January 2000, the Company agreed to sell $600,000 12.5% senior notes (the "Senior Notes") due 2010 in a private placement to a group of initial purchasers and in March 2000 completed a tender offer to purchase all of the outstanding 13% Senior Notes, $160,000 in principal amount. The purchase price in the tender offer was 106.5% of the principal amount, plus accrued and unpaid interest. On February 8, 2000 the Company closed on its offering for the $600,000 12.5% Senior Notes due 2010, resulting in net proceeds of approximately $580,000, after underwriting fees and offering expenses.

       The 12.5% Senior Notes are to mature on February 1, 2010. Interest on the 12.5% Senior Notes is payable semiannually on February 1 and August 1 of each year, commencing August 1, 2000. The 12.5% Senior Notes are unsecured obligations of the Company and ranked pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness and ranked senior in right of payment to any future subordinated indebtedness. In connection with the offering the Company incurred costs of approximately $20,000 that was being amortized over ten years using the effective interest method.

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

       Under the Plan and as of the effective date all existing securities of the Company are deemed cancelled and: (a) each holder of Senior Notes is entitled to receive, in exchange for such Senior Notes, its pro rata share of
(i) $120,000 principal amount of new 11% Senior Secured Notes due 2008, and (ii) shares of new Common Stock representing approximately 85% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding new Common Stock on a fully-diluted basis; (b) each holder of Preferred Stock, in exchange for such Preferred Stock (which, as stated above, is deemed cancelled as of the effective date), is entitled to receive, in exchange for such Preferred Stock, its pro rata share of shares of new Common Stock representing approximately 14% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options; and (c) each holder of an old Common Stock equity interest (which, as stated above, is deemed cancelled as of the effective date) is entitled to receive, in exchange for such old Common Stock equity interest, its pro rata share of shares of new Common Stock representing approximately 1% of the initial shares of new Common Stock, subject to dilution by the exercise of management incentive options.

         As of the Effective Date of the Plan, all of the existing 12.5% Senior Notes will be cancelled and each holder of the 12.5% Senior Notes will be entitled to receive, in exchange for its 12.5% Senior Notes, its pro rata share of $120,000 in aggregate principal amount of the 11% Senior Notes and 13,991,000 shares of the Company's common stock, representing 85% of the shares of the Company's common stock issued and outstanding following the Effective Date of the Plan, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding common stock on a fully-diluted basis following the Effective Date of the Plan. The interest of $11,507 on the 12.5% Senior Notes for the period March 1, 2002 through the Effective Date of the Plan was not accrued in accordance with SOP 90-7.

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

       The 11% Senior Notes will be issued under an indenture dated as of April 23, 2002 (the "Indenture"), among the Company, HSBC Bank USA, as trustee (the "Trustee") and Bluestreak Digital, Inc., Gamenet Corporation, NAFT Computer Service

                       GLOBIX CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

Corporation, NAFT International Ltd., PFM Communications, Inc., GRE
Consulting, Inc., 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, Comstar.net, Inc. and Comstar Telecom & Wireless, Inc., as the initial Subsidiary Guarantors.

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

6.     Mortgage Payable

       On January 25, 2000, ATC Corp. borrowed $21,000 from a financial institution pursuant to a mortgage note secured by the property at 139 Centre Street, New York. Interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025.

7.     Redeemable Convertible Preferred Stock

       The Company had designated 250,000 shares of its authorized 5,000,000 shares of Preferred Stock, $0.01 par value, as Series A 7.5% Convertible Preferred Stock. At March 31, 2002, there were 89,435 shares of Preferred Stock outstanding and 160,565 shares of Preferred Stock reserved for issuance.

       On December 3, 1999, the Company issued $80,000 (80,000 shares) in Preferred Stock to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") to expand the build-out of its Internet data centers and other facilities. The Preferred Stock was convertible into common stock at $10.00 per share at any time and could not be called for redemption by the Company for five years. Under the agreement, the Preferred Stock was subject to mandatory redemption in 2014 and yielded an annual dividend of 7.5% payable quarterly in cash or additional shares of Preferred Stock, at the option of the Company. The holders of the Preferred Stock had a liquidation preference of $1,000 per share and were entitled to cumulative dividends.

       The Preferred Stock is recorded in the accompanying condensed consolidated balance sheet outside the stockholders equity section due to its mandatory redemption feature. The Company incurred approximately $4,750 of issuance costs in connection with the Preferred Stock transaction. Such costs have been recorded as a reduction of the carrying amount of the Preferred Stock and were being accreted through a charge to additional paid in capital over the five-year period to the earliest redemption date.

        The Company did not declare or pay dividends for the three-month periods ended March 31, 2002 and December 31, 2001. Cumulative dividends payable for such period totaling $2,700 have been accrued at March 31, 2002 and are included in accrued liabilities. On March 1, 2002, the Company and two of its wholly owned domestic subsidiaries filed Chapter 11 petitions in the United States Bankruptcy Court for the District of Delaware.

        In accordance with SOP 90-7, upon entering Chapter 11 of the U. S. Bankruptcy Code, the Preferred Stock dividend accrual was discontinued as of March 1, 2002. On April 8, 2002, the United States Bankruptcy Court confirmed the joint pre-packaged Plan of Reorganization filed by the Company and certain subsidiaries. The Company emerged from Chapter 11 bankruptcy protection and all conditions necessary for the Plan to become effective were satisfied or waived effective April 25, 2002.

       All holders of shares of our preferred stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of these shares of preferred stock, its pro rata share of 2,304,400 shares of our common stock, representing 14% of the shares of our common stock issued and outstanding following the Effective Date of the Plan.

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

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

       Effective April 26, 2002, the new Board of Directors of the Company approved the vesting of 100% of the remaining unvested restricted shares. This will result in a non-cash charge to compensation expense of $5,100 in the month of April 2002.

9.     Loss Per Share

       Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. In accordance with the requirements of Statement of Financial Accounting Standards No. 128 the following common stock equivalents have been excluded from the calculation of dilutive net loss per common share as their inclusion would be anti-dilutive.





                                                           March 31,
                                                           ---------
                                                     2002             2001
                                                     ----             ----
Convertible preferred stock..............         8,617,300        8,303,000
Stock options............................        13,439,900       10,398,400
Unvested restricted stock................         2,207.600        3,063,500
Warrants.................................           194,800          194,800
                                                 ----------       ----------
                                                 24,459,600       21,959,700
                                                 ==========       ==========


       As a result of the Chapter 11 reorganization, effective April 25, 2002, all unexercised options and warrants were cancelled. The following is a reconciliation of net loss attributable to common stockholders' for the three-month periods and six-months ended March 31, 2002 and 2001:



                                                                   Three-month period ended         Six-month period ended
                                                                           March 31,                       March 31,
                                                                           ---------                       ---------
                                                                      2002           2001             2002            2001
                                                                      ----           ----             ----            ----
Numerator:
Loss before cumulative effect of a change in accounting
  principle....................................................      $ (68,288)     $ (31,966)     $ (109,891)      $(102,918)
Dividend and accretion on preferred stock......................         (1,329)        (1,761)         (3,177)         (3,496)
                                                                    ----------     ----------     -----------      ----------

Net loss attributable to common stockholders' before
  cumulative effect of a change in accounting principle........        (69,617)       (33,727)       (113,068)       (106,414)
Cumulative effect of a change in accounting principle..........             --             --              --          (2,332)
                                                                    ----------     ----------     -----------      ----------
Net loss attributable to common stockholders'..................      $ (69,617)     $ (33,727)     $ (113,068)     $ (108,746)
                                                                    ==========     ==========     ===========      ==========

Denominator:
Weighted average shares outstanding--basic and diluted..........    39,688,862     38,709,658     $39,330,033      38,011,488
                                                                    ==========     ==========     ===========      ==========

                       GLOBIX CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)


10.      Segment Information

         The Company reports segment information under SFAS No. 131, which establishes standards for reporting information about operating segments in annual financial statements, and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company is a full service provider of sophisticated Internet solutions. The Company operates several Internet data centers throughout the United States and the United Kingdom. Each Internet data center provides the same internet related services to similar type of customers. Effective April 1, 2001 and for the fiscal quarter ended June 30, 2001, Globix reports its results of operations in one operating segment under the provisions of SFAS No. 131. Previously the Company reported under two operating segments. The following table sets forth geographic segment information for the three-month and six-month periods ended March 31, 2002 and 2001:


                                                     Three-month period ended        Six-month period ended
                                                            March 31,                     March 31,
                                                            --------                      ---------
                                                          2002         2001        2002           2001
                                                          ----         ----        ----           ----
Revenue:
United States...................................       $ 15,499     $ 21,138       $ 33,051      $ 42,785
Europe..........................................          5,890        5,644         11,717        10,233
                                                       --------    ---------      ---------     ---------
Consolidated....................................       $ 21,389     $ 26,782       $ 44,768      $ 53,018
                                                       ========     ========       ========      ========

Operating income (loss):
United States...................................       $(26,846)    $(17,008)      $(45,413)     $(74,701)
Europe..........................................        (23,132)      (2,949)       (27,609)       (5,957)
                                                       --------    ---------      ---------     ---------
Consolidated....................................       $(49,978)    $(19,957)      $(73,022)     $(80,658)
                                                       ========    =========      =========     =========

Identifiable assets:
United States...................................      $ 378,261     $566,239       $378,261      $566,239
Europe..........................................         85,813       75,038         85,813        75,038
                                                      ---------     --------      ---------      --------
Consolidated....................................      $ 464,074     $641,277       $464,074      $641,277
                                                      =========     ========      =========      ========

        The identifiable assets reflected in the table exclude intangible assets

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

                                                                   Three-month period ended        Six-month period ended
                                                                           March 31,                      March 31,
                                                                           ---------                      ---------
                                                                      2002           2001           2002            2001
                                                                      ----           ----           ----            ----
Net loss.......................................................       $(68,288)   $ (31,966)    $(109,891)      $(105,250)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available
  for sale.....................................................            226         (290)        1,301          (3,403)
Foreign currency translation adjustment........................         (1,576)      (3,268)       (2,804)         (2,156)
                                                                     ---------     --------     ---------      ----------
Comprehensive loss:                                                  $ (69,638)    $(35,524)    $(111,394)     $ (110,809)
                                                                     =========     ========     =========      ==========




13.  Recent Technical Accounting Pronouncements

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

14.    Contingencies

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

in each of these actions are without merit and intends to defend against these actions vigorously. However, there can be no assurance that this litigation will not have a material adverse effect on the Company, its financial position, results of operations or cash flows.

15.    Subsequent Events

       On April 25, 2002, the Company emerged from Chapter 11 bankruptcy protection after the United States Bankruptcy Court confirmed the plan of reorganization, and all conditions necessary for the plan to become effective were satisfied or waived.

       In April and May of 2002, the Company expects to settle certain long-term lease obligations with various vendors, which had a carrying value of approximately $6,800 at March 31, 2002. These settlements will result in a gain on early extinguishment of debt of approximately $4,100. Such gain will be recorded in the Statement of Operations in the quarter ending June 30, 2002.

       Effective with the emergence from bankruptcy on April 25, 2002, the Company negotiated a new 15-year lease for its second London Internet data center and significantly reduced the leased square footage and associated operating costs. This transaction resulted in the payment of certain escrow amounts and inducement payments, which were recorded as part of the restructuring charge recorded in the three-months ended March 31, 2002. These payments include $15,100 of previously escrowed funds recorded as restricted cash in the accompanying March 31, 2002 Balance Sheet.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Forward Looking Information

       This Report on Form 10-Q/A contains certain forward-looking statements concerning, among other things, the Company's plans and objectives for future operations, planned products and services, potential expansion into new markets, and anticipated customer demand for our existing and future products and services. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage the inclusion of prospective information so long as those statements are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are:

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

       o Globix's ability to recruit and retain sufficient and qualified personnel needed to staff our operations,

       o   The ability of Globix to raise additional capital, if necessary,

       o Ability to obtain and maintain relisting on the NASDAQ National Market or another primary market,

       o Potential marketplace or technology changes, rendering existing products and services obsolete, and

       o Changes in or the lack of anticipated changes in the regulatory environment, including potential legislation increasing our exposure to content distribution and intellectual property liability.

     The following discussion and analysis should be read together with the consolidated financial statements and notes to the financial statements included in Part II Item 8 of the Company's Annual Report on Form 10-K for the year ended September 30, 2001. The following discussion contains forward-looking statements based on Globix's current expectations, assumptions, estimates and projections about Globix and its industry. Globix's results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties appearing in our other periodic reports and documents filed with the Securities and Exchange Commission. The results shown herein are not necessarily indicative of the results to be expected in any future periods.


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

       Globix historically has experienced negative cash flow from operations and has incurred net losses. Globix's ability to generate positive cash flow from operations and achieve profitability is dependent upon Globix's ability to continue to grow its revenue base and achieve further operating efficiencies. For the six months ended March 31, 2002 and 2001, Globix generated negative cash flows from operations of approximately $ 33.8 million and $69.5 million, respectively, and incurred net losses of approximately $109.9 million and $105.3 million, respectively. As of March 31, 2002, Globix had an accumulated deficit of approximately $509.0 million.

Three-Months Ended March 31, 2002 As Compared To The Three-Months Ended March 31, 2001

       Revenue. Revenue for the three-month period ended March 31, 2002 decreased 20.1% to $21.4 million from $26.8 million for the three-month period ended March 31, 2001. This decrease was primarily attributable to increased customer churn. We define churn as contractual revenue losses due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price.

       Cost of Revenue. Cost of revenue for the three-month period ended March 31, 2002 was $9.7 million or 45.3% of total revenue as compared to $10.5 million or 39.1% of total revenue for the three-month period ended March 31, 2001. This decrease was primarily attributable to lower revenue spread over the fixed costs and revenue mix.

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

       Restructuring and Other Expenses. This charge of approximately $24.8 million recorded in the three-month period ended March 31, 2002 is attributable to lease termination and other equipment related expenses associated with the execution of the Company's Plan of Reorganization, whereby it took an estimated charge associated with the reduction of certain lease obligations and write-off of leasehold improvements and equipment related to certain Internet data center lease obligations, closing certain network access points and network aggregation points.

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

       Reorganization Items. Reorganization expenses of $5.6 million recorded in the three-months ended March 31, 2002 were attributable to expenses incurred by the Company in connection with the Chapter 11 bankruptcy filing and reorganization. There were no reorganization expenses in the three-months ended March 31, 2002.

       Net Loss and Net Loss Attributable To Common Stockholders. As a result of the above, Globix reported a net loss of $68.3 million and a net loss attributable to common stockholders of $69.6 million for the three-month period ended March 31, 2002 or $1.75 per share as compared to a net loss of $32.0 million and a net loss attributable to common stockholders of $33.7 million or $0.87 per share for the three-month period ended March 31, 2001.

Six-Months Ended March 31, 2002 As Compared To The Six-Months Ended March 31,
2001

       Revenue. Total revenue for the six-month period ended March 31, 2002 decreased 15.5% to $44.8 million from $53.0 for the six-month period ended March 31, 2001. This decrease was primarily attributable to the increase in customer churn and the reluctance of new customers to contract with Globix during the bankruptcy proceeding. We define churn as contractual revenue losses due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price.

       Cost of Revenue. Cost of revenue for the six-month period ended March 31, 2002 was $19.4 million or 43.3% of total revenue as compared to $20.9 million or 39.5% of total revenue for the six-month period ended March 31, 2001. The decrease in cost of revenue was primarily attributable to a decrease in revenue.

       Selling, General and Administrative. Selling, general and administrative expenses for the six-month period ended March 31, 2002 were $46.2 million or 103.1% of total revenue as compared to $59.1 million or 111.5% of total revenue for the six-month period ended March 31, 2001. Approximately $9.6 million or 74.4% of the decrease was attributable to a decrease in salaries and benefits due to the decrease in the number of employees from approximately 860 as of March 31, 2001 to approximately 380 as of March 31, 2002. Approximately $4.7 million of the decrease is due to a decrease in marketing and professional expenses. Bad debt expense decreased by $1.0 million. Also related to the decrease in employees, travel and entertainment expense decreased by $1.0 million. These decreases were offset by an increase of $3.3 million of rent expense and $0.9 million of technology license expense.

       Restructuring and Other Expenses. This charge of approximately $24.8 million recorded in the six-month period ended March 31, 2002 is attributable to lease termination and other equipment related expenses associated with the execution of the Company's Plan of Reorganization, whereby it took an estimated charge associated with the reduction of certain lease obligations and write-off of leasehold improvements and equipment related to certain Internet data center lease obligations, closing certain network access points and network aggregation points.

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

       Impairment of Intangible Assets. The charge of approximately $3.2 million recorded in the six-months ended March 31, 2002 is attributable to the write down of intangible assets considered to be impaired as a result of the deterioration of business conditions in certain markets.

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

       Reorganization Items. Reorganization expenses of $5.6 million recorded in the six-months ended March 31, 2002 were attributable to expenses incurred by the Company in connection with the Chapter 11 bankruptcy filing and reorganization. There were no reorganization expenses in the six-months ended March 31, 2002.

       Cumulative Effect of a change in Accounting Principle Effective October 1, 2000, the Company changed its revenue recognition method for set up and service installation fees upon the adoption of SAB No. 101. Prior to the Company's adoption of SAB No. 101, the Company recognized revenue immediately upon completion of set up or installation. The change in accounting principle resulted in a revenue deferral and cumulative effect charge totaling $2,332, or $0.06 per share, which was reflected in the Company's consolidated statements of operations for the six months ended June 30, 2001.

       Net Loss and Net Loss Attributable to Common Stockholders As a result of the above, Globix reported a net loss of 109.9 million and net loss attributable to common stockholders of $113.1 million for the six-month period ended March 31, 2002 or $2.87 loss per share as compared to a net loss of $105.3 million and a net loss attributable to common stockholders of $108.7 million or $2.86 loss per share for the six-month period ended March 31, 2001

Liquidity and Capital Resources

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

       On April 8, 2002, the United States Bankruptcy Court confirmed the joint pre-packaged Plan of Reorganization filed by the Company and certain subsidiaries. The Company emerged from Chapter 11 bankruptcy protection and all conditions necessary for the Plan to become effective were satisfied or waived effective April 25, 2002.

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

       The reorganization reduced significantly the principal amount of the Company's outstanding indebtedness by reducing outstanding indebtedness by approximately $480 million and converting a substantial portion of the Company's indebtedness into new Common Stock. Moreover, the new debt issued under the Plan permits Globix to satisfy interest payments in kind for at least two years and, at the discretion of the Company's board of directors, up to four years, thereby significantly reducing liquidity concerns arising from pre-Chapter 11 bankruptcy debt service obligations. The Company believes that the restructuring substantially reduces uncertainty with respect to its financial. There can be no assurance that the Company will be successful in executing its new business plan and there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       Cash flows used in operating activities were $33.9 and $69.5 million for the six-months ended March 31, 2002 and 2001, respectively. Cash flows from operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, especially accounts receivable, prepaid expenses and other assets and accounts payable and accrued liabilities. In both periods, our net loss was the primary component of cash used in operating activities, offset by non-cash interest charges as well as depreciation and amortization expenses, provisions for uncollectible accounts receivable and non-cash restructuring charges and, in 2001, a cumulative effects of a change in accounting principle and an impairment on investments.

       Cash flows used in investing activities were $15.5 and $75.3 million for the six-months ended March 31, 2002 and 2001, respectively. Investments in capital expenditures related to our network and facilities were $ 22.1 million and $91.3 million for the six-months ended March 31, 2002 and 2001, respectively.

       Cash flows used in (provided by) financing activities were $4.5 and $(0.4) million for the six-months ended March 31, 2002 and 2001, respectively. In 2002 and 2001, Globix repaid certain mortgage and capital lease obligations. In 2002, offset by a capital contribution from a minority interest subsidiary and in 2001 offset by proceeds from the exercise of stock options and warrants.

       As of March 31, 2002, we had $86.2 million of cash, cash equivalents, restricted cash, restricted investments and marketable securities, including $59.4 million without restrictions as to use.

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

       Net cash used in operating activities decreased to $33.8 million from $69.5 million for the periods ended March 31, 2002 and 2001, respectively. Operating losses are expected to continue to decrease during the course of the fiscal 2002 versus the prior year due principally to reductions in headcount and other cost savings initiatives. Capital expenditures for the year ending September 30, 2002 are also expected to be significantly less than the prior fiscal years and quarters.

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

       Revenue consists primarily of managed hosting and dedicated Internet access fees, and sales of systems administration and application services (such as streaming media, network security and administration and network monitoring).

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

   Property, Plant and Equipment

       Property, plant and equipment are stated at cost, subject to adjustment for impairment, less accumulated depreciation or amortization computed on the straight-line method. Buildings and building improvements are depreciated over their estimated useful life of up to forty years. Computer hardware and software, network equipment and furniture and equipment are depreciated over their estimated useful lives, ranging from three to seven years. Leasehold improvements are amortized over the term of the lease, or life of the asset, whichever is shorter.

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

                                             FOR                        AGAINST
                                            AMOUNT/     % OF VOTED       AMOUNT/    % OF VOTED
                                            NUMBER                      NUMBER
     Principal Amount of Senior Notes      $483,487         97.5%        $12,530        2.5%
     Number of Senior Notes                     151         96.8%              5        3.2%
     Principal Amount of Preferred Stock   $ 86,172          100%        $     0          0%

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

       (b) As previously reported in the Company's Quarterly Report on Form 10-Q filed on February 14, 2002, on January 4, 2002, the Company and certain officers of the Company were named as defendants in a purported class action lawsuit filed in the United States District Court for the Southern District of New York. These complaints have been consolidated into a single proceeding under the caption George Schirripa, et al., v. Globix Corporation, et al., No. 02 CV 0082. After January 4, 2002, ten additional substantially identical lawsuits were filed in the same court, each naming the same group of defendants.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                Description

2.1 Amended Joint Prepackaged Plan of the Company and certain subsidiaries dated April 8, 2002. (1)

3.1              Amended and Restated Certificate of Incorporation of the
                 Company. (2)

3.2              Amended and Restated By-laws of the Company. (2)

4.1 Indenture, dated as of April 23, 2002, between the Company, as issuer, Subsidiary Guarantors of the Company, and HSBC Bank USA, as trustee, relating to the Company's 11% Senior Secured Notes due 2008. (2)

4.2 Form of Pledge and General Security Agreement between each Subsidiary Guarantor of the Company and HSBC Bank USA, as collateral agent/trustee, dated as of April 23, 2002. (2)

4.3 Mortgage, Security Agreement and Fixture Filing, between 415 Greenwich GC, LLC, as mortgagor and HSBC Bank USA, as collateral agent/trustee dated as of April 23, 2002. (2)

31.1             Certification of Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2             Certification of Chief Financial Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1 Certification of Peter K. Stevenson, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2 Certification of Robert M. Dennerlein, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)


------------------

     (1) Previously filed and incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on April 23, 2002.

     (2)    Filed with the original Form 10-Q.

     (3)    Filed with this Amendment No. 1.

(b) Reports on Form 8-K

Dated Filed: January 14, 2002       Date of Event: January 14, 2002

Subject: Press release announcing that the Company had entered into lock-up agreements regarding the restructuring of the Company's equity and debt (the "Chapter 11 Prepackaged Reorganization Plan") with certain holders owning more than 51% of the Company's outstanding $600,000,000 issuance of 12-1/2% senior notes due 2010 (the "Senior Notes"), and holders of its Series A 7-1/2% Convertible Preferred Stock. The Company also announced that it commenced soliciting acceptances of its proposed Chapter 11 Prepackaged Reorganization Plan from the other holders of the Senior Notes.


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

                                            GLOBIX CORPORATION




                           By:          /s/ Robert M. Dennerlein
                                ----------------------------------------------
                                           Robert M. Dennerlein
                                          Chief Financial Officer



Date: August 25, 2003