Form 10-Q
period 2002-06-30
GLOBIX CORP
filed 2003-09-09
CIK 1003111

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [_] No [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_] No [X]

     Number of shares of the Registrant's common stock outstanding as of June 30, 2002 was 16,460,000.

================================================================================

                       GLOBIX CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                                              Page
                                                                                             -----
Part I       Financial Information
   Item 1.   Condensed Consolidated Balance Sheets (unaudited) -- As of June 30, 2002
             (Successor Company) and September 30, 2001 (Predecessor Company).............       1
             Condensed Consolidated Statements of Operations (unaudited) -- For the
             Two Months Ended June 30, 2002 (Successor Company), One Month Ended
             April 30, 2002 (Predecessor Company) and Three Months Ended June 30, 2001
             (Predecessor Company) .......................................................       2
             Condensed Consolidated Statements of Operations (unaudited) -- For the Two
             Months Ended June 30, 2002 (Successor Company), Seven Months Ended
             April 30, 2002 (Predecessor Company) and Nine Months Ended June 30, 2001
             (Predecessor Company) .......................................................       3
             Condensed Consolidated Statements of Cash Flows (unaudited) -- For the Two
             Months Ended June 30, 2002 (Successor Company), Seven Months Ended
             April 30, 2002 (Predecessor Company) and Nine Months Ended June 30, 2001
             (Predecessor Company) .......................................................       4
             Notes to Condensed Consolidated Financial Statements (unaudited).............       6
   Item 2.   Management's Discussion and Analysis of Financial Condition and Results
             of Operations................................................................      22
   Item 3.   Quantitative and Qualitative Disclosure about Market Risk....................      28

Part II      Other Information............................................................
   Item 1.   Legal Proceedings............................................................      29
   Item 2.   Changes in Securities and Use of Proceeds....................................      30
   Item 3.   Defaults upon Senior Securities..............................................      30
   Item 4.   Submission of Matters to a Vote of Security Holders..........................      30
   Item 6.   Exhibits and Reports on Form 8-K.............................................      30

Signatures................................................................................   31/35

                       GLOBIX CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

                                                                                   Successor    Predecessor
                                                                                    Company       Company
                                                                                    June 30,   September 30,
                                                                                      2002          2001
                                                                                   ---------   -------------
Assets
Current assets:
   Cash and cash equivalents....................................................   $ 54,085      $111,502
   Marketable securities........................................................      1,711         1,610
   Accounts receivable, net of allowance for doubtful accounts of $2,613 and
      $8,052, respectively......................................................      8,234        13,809
   Prepaid expenses and other current assets....................................     12,404         7,785
   Restricted cash..............................................................      3,806         6,984
                                                                                   --------      --------
      Total current assets......................................................     80,240       141,690
Investments, restricted.........................................................      4,914        26,886
Property, plant and equipment, net..............................................    176,885       356,149
Debt issuance costs, net of accumulated amortization of $0 and $1,896,
   respectively.................................................................         --        19,006
Intangible assets, net of accumulated amortization of $217 and $2,485,
   respectively.................................................................      9,938         4,362
Other assets....................................................................        267         4,895
                                                                                   --------      --------
      Total assets..............................................................   $272,244      $552,988
                                                                                   ========      ========

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Capital lease obligations and other obligations..............................   $  1,653      $  6,687
   Accounts payable.............................................................     10,176        14,022
   Accrued liabilities..........................................................     15,775        30,141
   Accrued interest - 12.5% Senior Notes........................................         --        12,500
                                                                                   --------      --------
      Total current liabilities.................................................     27,604        63,350

Capital lease and other obligations, net of current portion.....................      2,856        10,309
Mortgage payable................................................................     20,248        20,441
12.5% Senior Notes..............................................................         --       600,000
11.5% Senior Notes..............................................................    120,000            --
Accrued interest - 11% Senior Notes.............................................      2,381            --
Other long term liabilities.....................................................     13,113         7,577
                                                                                   --------      --------
      Total liabilities.........................................................    186,202       701,677

Minority interest in subsidiary.................................................         --         5,406
Redeemable convertible preferred stock..........................................         --        83,230
Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, $.01 par value; 500,000,000 shares authorized; 16,460,000 and
   41,920,229 shares issued and outstanding,....................................        165           419
Additional paid-in capital......................................................     93,112       171,176
Deferred compensation...........................................................         --        (7,097)
Accumulated other comprehensive income (loss)...................................        279        (2,703)
Accumulated deficit.............................................................     (7,514)     (399,120)
                                                                                   --------      --------
      Total stockholders' equity (deficit)......................................     86,042      (237,325)
                                                                                   --------      --------
Total liabilities and stockholders' equity (deficit) ..........................    $272,244      $552,988
                                                                                   ========      ========

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

                                                             Successor            Predecessor
                                                              Company               Company
                                                            -----------   -------------------------
                                                                Two           One          Three
                                                               Months        Month         Months
                                                               Ended         Ended         Ended
                                                              June 30       April 30      June 30
                                                                2002          2002          2001
                                                            -----------   -----------   -----------
Revenue                                                     $    12,702   $     6,505   $    26,239

Operating costs and expenses:
   Cost of revenue (excluding depreciation, amortization,
      payroll and occupancy included below)                       4,505         2,723         9,774
   Selling, general and administrative                           10,749        11,057        31,994
   Reversal of Loss on impairment of operating assets                --          (643)           --
   Depreciation and amortization                                  2,454         3,929         8,526
                                                            -----------   -----------   -----------

Total operating costs and expenses                               17,708        17,066        50,294
                                                            -----------   -----------   -----------

Loss from operations                                             (5,006)      (10,561)      (24,055)
Other (expenses) income:
   Interest and financing expense                                (2,677)         (451)      (14,458)
   Interest income                                                  314           183         2,993
   Gain on debt discharge                                            --       427,066            --
   Minority interest in subsidiary                                   --         4,434            --
   Reorganization items                                              --        (2,164)           --
   Fresh start accounting adjustments                                --      (148,569)           --
   Other expense                                                   (145)         (113)         (480)
                                                            -----------   -----------   -----------
Net (loss) income                                                (7,514)      269,825       (36,000)
Dividends and accretion on preferred stock                           --            --        (1,789)
                                                            -----------   -----------   -----------
Net (loss) income attributable to common stockholders       $    (7,514)  $   269,825   $   (37,789)
                                                            ===========   ===========   ===========

Basic:
Net (loss) income per share attributable to common
   stockholders                                             $     (0.46)  $      6.52   $     (0.97)
                                                            ===========   ===========   ===========

Weighted average common shares outstanding - basic           16,460,000    41,395,781    38,933,135
                                                            ===========   ===========   ===========

Diluted:
Net (loss) income per share attributable to
   common stockholders                                      $     (0.46)  $      5.37   $     (0.97)
                                                            ===========   ===========   ===========

Weighted average common shares
   outstanding-diluted                                       16,460,000    50,284,381    38,933,135
                                                            ===========   ===========   ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

                                                                     Successor           Predecessor
                                                                      Company              Company
                                                                   -----------   -------------------------
                                                                       Two          Seven          Nine
                                                                      Months        Months        Months
                                                                      Ended         Ended         Ended
                                                                     June 30,      April 30,     June 30,
                                                                       2002          2002          2001
                                                                   -----------   -----------   -----------
Revenue                                                            $    12,702   $    51,273   $    79,257

Operating costs and expenses:
      Cost of revenue (excluding depreciation, amortization,
         payroll and a occupancy included below)                         4,505        22,123        30,720
      Selling, general and administrative                               10,749        57,206        91,069
      Loss on impairment of operating assets                                --         2,578            --
      Restructuring and other expense                                       --        24,834        38,109
      Depreciation and amortization                                      2,454        28,115        24,073
                                                                   -----------   -----------   -----------
Total operating costs and expenses                                      17,708       134,856       183,971
                                                                   -----------   -----------   -----------

   Loss from operations                                                 (5,006)      (83,583)     (104,714)
Other income (expenses)
      Interest and financing expense                                    (2,677)      (34,511)      (47,056)
      Interest income                                                      314         2,024        13,908
      Gain on debt discharge                                                --       427,066            --
      Minority interest in subsidiary                                       --         5,778            --
      Reorganization items                                                  --        (7,762)           --
      Fresh start accounting adjustments                                    --      (148,569)           --
      Other expense                                                       (145)         (509)       (1,056)
                                                                   -----------   -----------   -----------
(Loss) income before cumulative effect of a change in accounting
   principle                                                            (7,514)      159,934      (138,918)
      Cumulative effect of a change in accounting principle                 --            --        (2,332)
                                                                   -----------   -----------   -----------

Net (loss) income                                                       (7,514)      159,934      (141,250)
Dividends and accretion on preferred stock                                  --        (3,178)       (5,286)
                                                                   -----------   -----------   -----------

Net (loss) income attributable to common stockholders              $    (7,514)  $   156,756   $  (146,536)
                                                                   ===========   ===========   ===========

(Loss) earnings per share attributable to common stockholders:
   Basic:
      Before cumulative effect of a change in
         accounting principle                                      $     (0.46)  $      3.96   $     (3.76)

      Cumulative effect of a change in accounting principle                 --            --         (0.06)
                                                                   -----------   -----------   -----------
      Basic net (loss) earnings: per share attributable to
       common stockholders                                         $     (0.46)  $      3.96   $     (3.82)
                                                                   ===========   ===========   ===========
Weighted average common shares outstanding -  basic                 16,460,000    39,618,856    38,318,812
                                                                   ===========   ===========   ===========
   Diluted:
      Before cumulative effect of a change in accounting
         principle                                                 $     (0.46)  $      3.30   $     (3.76)
      Cumulative effect of a change in accounting principle                 --            --         (0.06)
                                                                   -----------   -----------   -----------
   Diluted (loss) earnings per share attributable to common
      stockholders                                                 $     (0.46)  $      3.30   $     (3.82)
                                                                   ===========   ===========   ===========

Weighted average common shares outstanding - diluted                16,460,000    48,507,456    38,318,812
                                                                   ===========   ===========   ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (All Dollar Amounts in Thousands)
                                   (unaudited)

                                                           Successor Company        Predecessor Company
                                                           -----------------   ------------------------------
                                                              Two Months        Seven Months     Nine Months
                                                                 Ended              Ended           Ended
                                                             June 30, 2002     April 30, 2002   June 30, 2001
                                                           -----------------   --------------   -------------
Cash flows from operating activities
Net (loss) income                                               $(7,514)          $ 159,934       $(141,250)
Adjustments to reconcile net (loss) income to
   net cash provided by (used in) operating activities:
   Depreciation and amortization                                  2,454              28,115          24,073
   Provision for uncollectible accounts receivable                  984               4,284           7,348
   Services contributed to minority-owned subsidiary                 --                 372              --
   Gain on debt discharge                                            --            (427,066)             --
   Cumulative effect of a change in accounting principle             --                  --           2,332
   Non-cash restructuring and other charges                          --               8,233          17,094
   Loss on impairment of operating assets                            --               2,578              --
   Gain on sale of short-term investments                            --                  --          (1,459)
   Loss on impairment of investments                                 25                 490           2,750
   Gain on sale of marketable securities                             --                 (27)           (427)
   Amortization of debt issuance costs                               --                 650             866
   Amortization of deferred compensation                             --               7,027           1,110
   Minority interest in subsidiary                                   --              (5,778)             --
   Fresh start accounting adjustment                                 --             148,569              --
Changes in operating assets and liabilities:
   Accounts receivable                                            2,909              (3,449)         (5,149)
   Prepaid expenses and other current assets                      3,088              (4,574)         (4,556)
   Other assets                                                      --                  54          (3,834)
   Accounts payable                                               2,332              (5,181)          1,796
   Accrued liabilities                                           (3,440)                497           7,331
   Accrued interest                                               2,200              31,431          18,748
   Other                                                            (67)             (1,152)           (748)
                                                                -------           ---------       ---------
 Net cash provided by (used in) operating activities              2,971             (54,993)        (73,975)
                                                                -------           ---------       ---------

Cash flows from investing activities
Use of restricted cash and investments                              511              24,235           5,991
Proceeds from sale of marketable securities                          --                  64           1,026
Return of strategic investments                                      --                 193              --
Purchases of property, plant and equipment                         (415)            (23,341)       (118,224)
Proceeds from sale of short-term investments                         --                  --          10,180
                                                                -------           ---------       ---------
Net cash provided by (used in) investing activities                  96               1,151        (101,027)
                                                                -------           ---------       ---------

                continued

                       GLOBIX CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (All Dollar Amounts in Thousands)
                                   (unaudited)
                                    continued

                                                                         Successor Company        Predecessor Company
                                                                         -----------------   ------------------------------
                                                                            Two Months        Seven Months     Nine Months
                                                                               Ended             Ended            Ended
                                                                           June 30, 2002     April 30, 2002   June 30, 2001
                                                                           -------------     --------------   -------------
Cash flows from financing activities
Proceeds from exercise of stock options and warrants, net                          --                 --            2,498
Repayments of mortgage payable and capital lease obligations                   (2,012)            (4,946)          (3,621)
                                                                              -------           --------        ---------
Net cash used in financing activities                                          (2,012)            (4,946)          (1,123)
                                                                              -------           --------        ---------

Effects of exchange rate changes on cash and cash equivalents                     308                  8           (2,255)
Net increase (decrease) in cash and cash equivalents                            1,363            (58,780)        (178,380)
Cash and cash equivalents, beginning of period                                 52,722            111,502          363,877
                                                                              -------           --------        ---------
Cash and cash equivalents, end of period                                      $54,085           $ 52,722        $ 185,497
                                                                              =======           ========        =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                        $   399           $  2,101        $  39,655
Cash paid for income taxes                                                    $    --           $     --        $      34
Non-cash investing and financing activities
   Equipment acquired under capital lease obligations                         $    --           $  1,036        $  12,157
   Capital expenditures included in accounts payable
      accrued liabilities and other long term liabilities                     $   378           $    273        $  16,978
   Cumulative dividends and accretion on preferred stock                      $    --           $  3,178        $   5,286
   Restructuring of mandatorily redeemable convertible preferred stock        $    --           $ 83,220        $      --
   Restructuring of debt                                                      $    --           $427,066        $      --

   The accompanying notes are an integral part of these condensed consolidated financial statements

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

1.   Reorganization and Emergence from Chapter 11

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

On March 1, 2002, the Company and two of its wholly-owned domestic subsidiaries, Comstar.net, Inc. and ATC Merger Corp., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"), together with a prepackaged plan of reorganization (the "Plan") with the United States Bankruptcy Court for the District of Delaware. The Company continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay its employees, trade and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing.

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

As of the Effective Date of the Plan, all of the Company's existing securities were cancelled and:

     o each holder of the Company's 12.5% Senior Notes due 2010 (the "12.5% Senior Notes"), became entitled to receive, in exchange for its claims in respect of the 12.5% Senior Notes, its pro rata share of:

               o $120,000 in aggregate principal amount of the Company's 11% Senior Secured Notes due 2008. the 11% Senior Notes;
                    and

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

A total of 16,460,000 shares of the Company's common stock and $120,000 in aggregate principal amount of the 11% Senior Notes were deemed to be issued and outstanding on the Effective Date of the Plan pursuant to the terms of the Plan, and are deemed to be issued and outstanding for purposes of these financial statements. As of June 30, 2002, however, no shares of the Company's common stock or 11% Senior Notes had been distributed. In October 2002, the Company distributed a total of 16,295,400 shares of common stock and $120,000 in aggregate principal amount of 11% Senior Notes. Pursuant to the terms of a Stipulation and Order that the Company entered into with the lead plaintiffs in the class action lawsuit described in Note 17, 229,452 of these shares of common stock and $1,968 in aggregate principal amount of these 11% Senior Notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires the Company to pay an amount in excess of its liability insurance, then the

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

Company will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10,000 or greater) or a portion of (in the event that this excess is less than $10,000) of the shares of common stock and 11% Senior Notes held in escrow. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date, which are allocable under the terms of the Plan to the holders of the Company's common stock outstanding immediately prior to the Effective Date of the Plan, will occur following the resolution of the shareholder derivative suit against the Company and certain of its former officers and directors.

The Company historically has experienced negative cash flows from operations and has incurred net losses. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to grow the Company's revenue and achieve further operating efficiencies. For the two month period ended June 30, 2002, the Company had a net loss of $ 7,514. Although no assurances can be given, our management believes that actions taken by our company over the last several months, including company downsizing, headcount reductions and other cost reductions, as well as cost control measures and the restructuring of our outstanding debt in connection with the Plan, have positioned the Company to maintain sufficient cash flows from operations to meet its operating capital and debt service for the next twelve months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, or in attracting new customers, or in maintaining its existing customer base. Moreover, despite its restructuring the Company has continued to experience significant decreases in revenue and low levels of new customer additions in the period following its restructuring. In the future, the Company may make acquisitions or repurchase indebtedness of the Company, which, in turn, may adversely affect the Company's liquidity.

2.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared by the Company according to accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company's financial position at June 30, 2002, and for the two month period ended June 30, 2002, the one month and seven month periods ended April 30, 2002 and the three and nine month periods ended June 30, 2001. All such adjustments are of a normal recurring nature.

As a result of the application of fresh start accounting under the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") as of May 1, 2002, the Company's financial results for the three and nine month periods ended June 30, 2002 and for the three and nine month periods ended June 30, 2001 include two different bases of accounting and, accordingly, the operating results and cash flows of the Successor Company (as defined below) and the Predecessor Company (as defined below) have been separately disclosed. For the purposes of these financial statements references to the "Predecessor Company" are references to our company for periods prior to April 30, 2002 (the last day of the calendar month in which we emerged from bankruptcy) and references to the "Successor Company" are references to our company for periods subsequent to April 30, 2002. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements. Results of operations for the three-month and nine-month periods ended are not necessarily indicative of the operating results that may be expected for future periods.

The following table describes the periods presented in the financial statements and related notes thereto:

PERIOD                                                   REFERRED TO AS
------                                                   --------------
From May 1, 2002 through June 30, 2002                   "Successor Company"

From October 1, 2001 through April 30, 2002              "Predecessor Company"
   and for the three and nine month periods
   ended June 30, 2001

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

Use of Estimates

The preparation of the Company's financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.

Significant estimates include estimates of the collectibility of accounts receivable, the useful lives and ultimate realizability of property and equipment and intangible assets, the realizability of deferred tax assets and restructuring reserves. The market for the Company's services is characterized by intense competition and could impact the future realizability of the Company' assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.

Intangible Assets

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141,"Business Combinations" ("SFAS 141") and SFAS 142, "Goodwill and Other Intangible Assets "("SFAS 142") at the Effective Date of the Plan. SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If an impairment is indicated then the asset will be written down to its fair value typically based upon its future expected discounted cash flows.

For the three months ended June 30, 2001, seven-months ended April 30, 2002 and nine months ended June 30, 2001, goodwill amortization amounted to $725, $1,141 and $ 1,876 respectively. If the Company had adopted SFAS 142 as of October 1, 2000 and discontinued goodwill amortization, the Company's net income and loss per common share on a proforma basis would have been as follows:

                                                                            Predecessor
                                                                 --------------------------------
                                                                   Three      Seven        Nine
                                                                  Months      Months      Months
                                                                   Ended      Ended       Ended
                                                                 June 30,   April 30,    June 30,
                                                                   2001        2002        2001
                                                                 --------   ---------   ---------
Net income (loss)                                                $(36,000)  $159,934    $(141,250)
   Addback of goodwill amortization                                   725      1,141        1,876
                                                                 --------   --------    ---------
Adjusted net income (loss)                                        (35,275)   161,075     (139,374)
   Dividends and accretions on preferred stock                     (1,789)    (3,178)      (5,286)
                                                                 --------   --------    ---------
Adjusted net income (loss) attributable to common shareholders   $(37,064)  $157,897    $(144,660)
                                                                 ========   ========    =========

Adjusted earnings (loss) per common share

Basic earnings (loss) per share attributable to
   common shareholders                                           $  (0.95)  $   3.99    $   (3.78)
                                                                 ========   ========    =========

Diluted earnings (loss) per share attributable to
   common shareholders                                           $  (0.95)  $   3.32    $   (3.78)
                                                                 ========   ========    =========

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)


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

The net effect of all fresh start accounting adjustments resulted in a charge of $148,569 which is reflected in the Predecessor Company's statement of operations for the one month and seven month-periods ended April 30, 2002. The interest of $11,507 on the 12.5% Senior Notes for the period March 1, 2002 through the Effective Date was not accrued in accordance with SOP 90-7.

On the Effective Date of the Plan, the Company recognized a gain of $427,066 associated with the exchange of the 12.5% Senior Notes for the 11% Senior Notes and shares of the Company's common stock under the Plan. The Successor Company's gain on discharge of debt at April 30, 2002 was calculated as follows:


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
                                                                        =========


The effects of the transactions contemplated by the Plan and the application of fresh start accounting on the Company's consolidated balance sheet are as follows:

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

                                                                                                                    Successor
                                                             Predecessor                                             Company
                                                               Company             Debt            Fresh Start      April 30,
                                                            April 30, 2002       Discharge         Adjustment(1)      2002
                                                            --------------      -----------        ----------      ----------
ASSETS
      Cash and cash equivalents                                $  52,722         $      --          $      --        $ 52,722
      Marketable securities                                        2,757                --                 --           2,757
      Accounts receivable, net                                    11,959                --                 --          11,959
      Prepaid expenses and other current assets                   17,264                --             (2,024)         15,240
      Restricted cash                                              4,018                --                 --           4,018
                                                               ---------         ---------          ---------        --------

Total current assets                                              88,720                --             (2,024)         86,696

      Investments, restricted                                      5,114                --                 --           5,114
      Property, plant and equipment, net                         333,063                --           (155,693)        177,370
      Debt issuance costs, net                                    18,250           (17,398)(a)           (852)             --
      Intangible assets, net                                          --                --             10,155          10,155
      Other assets                                                   500                --               (208)            292
                                                               ---------         ---------          ---------        --------
TOTAL ASSETS                                                   $ 445,647         $ (17,398)         $(148,622)       $279,627
                                                               =========         =========          =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Current portions of capital lease obligations
      and mortgage payable                                     $   5,239         $      --          $  (1,690)       $  3,549
      Accounts payable                                             7,782                --               (110)          7,672
      Accrued liabilities                                         26,067            (2,713)(b)         (2,264)         21,090
      Accrued restructuring                                        3,122                --                 --           3,122
                                                               ---------         ---------          ---------        --------

Total current liabilities                                         42,210            (2,713)            (4,064)         35,433

Liabilities not subject to compromise:
      Capital lease obligations, net of current portion            6,383                --             (3,499)          2,884
      Mortgage payable                                            20,291                --                 --          20,291
      11% Senior Notes                                                --           120,000(c)              --         120,000
      Other long term liabilities                                    232                --              7,510           7,742
                                                               ---------         ---------          ---------        --------

      Total liabilities not subject to compromise                 69,116           117,287                (53)        186,350
Liabilities subject to compromise                                643,750          (643,750)(c),(d)         --              --
                                                               ---------         ---------          ---------        --------

      Total liabilities                                          712,866          (526,463)               (53)        186,350

Mandatorily Redeemable Convertible Preferred Stock                83,695           (83,695)(e)             --              --

Total stockholders' (deficit) equity                            (350,914)          592,760           (148,569)         93,277
                                                               ---------         ---------          ---------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY           $ 445,647         $ (17,398)         $(148,622)       $279,627
                                                               =========         =========          =========        ========



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

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

Pursuant to the requirements of SOP 90-7, which requires entities subject to fresh start accounting to adopt, in the fresh start reporting period, new accounting principles that will be required in the financial statements of the emerging entity within 12 months of the fresh start reporting period, the Company adopted the provisions of new accounting standards upon emergence from bankruptcy.

In July 2001,the FASB issued SFAS 141, which requires that the purchase method of accounting be used for business combinations, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The Company adopted SFAS 141 on May 1, 2002, which had no impact on the Company's results of operations or financial condition.

In July 2001, the FASB issued SFAS 142 and the Company adopted the requirements of SFAS 142 effective May 1, 2002. SFAS 142 requires companies to cease amortization of certain assets and provides a methodology to test these assets for impairment on a periodic basis. The Company adopted SFAS 142 on May 1, 2002, which had no impact on the Company's results of operations or financial condition.

On April 30, 2002, SFAS 145, "Rescission of SFAS 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002" (SFAS 145) was issued.
SFAS 145 is effective for transactions occurring after May 15, 2002. In rescinding SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, pursuant to SFAS 145, an entity would not be prohibited from classifying such gains and losses as extraordinary items so long as they meet the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Further, SFAS 145 amends paragraph 14(a) of SFAS 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of a gain or loss in the financial statements, (2) is subject to SFAS 66, "Accounting for Sales of Real Estate", if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of SFAS 98, "Accounting for Leases: Sale-Leaseback Transactions Involving
Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases". The adoption of
SFAS 145, on the Effective Date, resulted in the classification of the $427,066 gain on extinguishment of debt in the Predecessor Company's one and seven months period ended April 30, 2002 Statement of Operations as a component of other income as gain on discharge of debt and not as an extraordinary items as had been previously required under SFAS 4.

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company adopted SFAS No. 146 upon the Effective Date and it did not have an effect on the Company's consolidated financial position, results of operations or liquidity. Prior to adoption of SFAS No. 146 the Company accounted for these activities under Emerging Issues Task Force No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3").

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

4. Long-Lived Assets

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", on the Effective Date of the Plan. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and of Long-Lived Assets to be Disposed Of", and portions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", and amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements". SFAS No. 144 generally conforms, among other things, impairment accounting for assets to be disposed of, including those in discontinued operations.

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

5.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                           Successor    Predecessor
                                                            Company       Company
                                                            June 30,   September 30,
                                                             2002          2001
                                                           ---------   -------------
Land ...................................................   $  2,713      $  1,997
Building and building improvements .....................     84,094       108,216
Leasehold improvements .................................     66,958       145,617
Computer hardware and software and network equipment ...     15,070       134,767
Furniture and equipment ................................      3,624         9,693
                                                           --------      --------
                                                            172,459       400,290
Less: Accumulated depreciation and amortization ........     (2,256)      (54,499)

Add: Construction in progress ..........................      6,682        10,358
                                                           --------      --------
Property, plant and equipment, net .....................   $176,885      $356,149
                                                           ========      ========

Certain computer and network equipment are recorded under capital leases that aggregated approximately $4,466 and $23,545 as of June 30, 2002 and September 30, 2001, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $190 and $6,566 as of June 30, 2002 and September 30, 2001, respectively.

ATC Merger Corp. ("ATC Corp."), a wholly owned subsidiary of the Company, owns the land and building located at 139 Centre Street, New York, New York. The nine-story building houses the Company's corporate headquarters and one of its Internet data center facilities. A former owner of the right to purchase the Centre Street property may be entitled to additional consideration if Globix sells the property. Such amount will be equal to the greater of (a) $1,000 (subject to increase after June 1, 2018 by 10 percent and an additional 10 percent every fifth year thereafter) or (b) 10 percent of the gross sales price of the property if the sale price is greater than $17,500.

6.   Minority Interest

In September 2000, the Company purchased the land and the eight-story building located at 415 Greenwich Street, New York, New York (the "Property"). The Property, which serves as the Company's second New York City Internet Data Center, is a certified historic structure eligible for historic tax credits ("Tax Credits") based on qualified expenditures, as defined in the Internal Revenue Code.

In June 2001, the Company had entered into an agreement whereby the Tax Credits generated from the renovation of the Property would be utilized by a third party (the "Investor") via a subsidiary (the "LLC"), in consideration for a capital contribution to the LLC of approximately $16,549, which represents a 99.9% interest in the LLC. As of June 30, 2002, the LLC had received $5,778 of such capital contribution. The balance of the capital contribution is due from the Investor in annual installments as follows:

Year Ending September 30,                                           Contribution
-------------------------                                           ------------
2003 ............................................................      $6,094

2004 ............................................................       1,557

2005 ............................................................       1,479

2006 ............................................................       1,400

2007 ............................................................         241
                                                                      -------
Total                                                                 $10,771
                                                                      =======

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

In connection with the above transaction, the Investor has a put option with the Company. The put option provides that during the six months following the 61st month after the date of the certification of the qualifying rehabilitation expenditures (the "Certification Date"), which occurred on September 17, 2002, the Investor may require the Company to purchase the Investor's interest in the LLC for an amount equal to 25% of the Investor's capital contribution in the LLC. If the Investor does not exercise its put option, the Company may exercise a call option during a period of 24 months following the 73rd month after the Certification Date. The call option allows the Company to acquire the Investor's interest in the LLC for the greater of the fair market value of the Investor interest in the LLC or an amount equal, on an after tax basis, to taxes payable by the Investor upon the sale of its investment.

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

The Put Option that the Company has written has been recorded at its fair value and will be marked to fair value through earnings. At June 30, 2002, the fair value of this option is negligible.

7.   Accrued Liabilities

     Accrued liabilities consist of the following:


                                                       Successor    Predecessor
                                                        Company       Company
                                                        June 30,    September 30,
                                                         2002           2001
                                                       ---------   -------------
Restructuring charges                                   $ 2,073       $ 9,191
Franchise tax, sales tax and property tax                 1,462         1,048
Salaries, benefits and other deferred compensation        1,502         1,284
Telecommunication accrual                                 1,296           993
Deferred revenue                                          1,037         2,692
Reorganization items                                      1,408            --
Rabbi Trust obligation                                       --         2,378
Accrued construction costs                                  133         6,175
Other                                                     6,864         6,380
                                                        -------       -------
                                                        $15,775       $30,141
                                                        =======       =======

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

The following table displays the activity and balances of the restructuring reserve account from inception to June 30, 2002:

                                              Restructuring
                                --------------------------------------     Other
                                                                         ---------
                                  Employee       Contract    Facility      Asset
                                Terminations   Settlements    Closings   Write-down     Total
                                ------------   -----------   ---------   ----------   --------
Restructured charge               $    --      $ 17,019       $ 2,630    $ 18,460     $ 38,109
Deductions--non-cash                   --            --            --     (15,124)     (15,124)
Deductions--cash                       --       (10,519)       (2,960)     (3,336)     (16,815)
                                  -------      --------       -------    --------     --------

June 30, 2001 Balance
(Predecessor Company)                  --         6,500          (330)         --        6,170
Additional restructure charge       1,200         4,150         2,703       9,947       18,000
Deductions -- non-cash                 --            --            --      (7,765)      (7,765)
Deductions -- cash                   (194)       (6,600)         (420)         --       (7,214)
                                  -------      --------       -------     -------     --------
September 30, 2001 balance
   (Predecessor Company)            1,006         4,050         1,953       2,182        9,191
Additional restructure charge       2,946        16,407         2,120       6,922       28,395
Deductions -- non-cash               (889)           --          (422)     (6,922)      (8,233)
Deductions -- cash                 (2,520)      (18,480)       (1,669)         --      (22,669)
Reversal to fiscal 2001 Plan           --          (678)         (701)     (2,182)      (3,561)
                                  -------      --------       -------     -------     --------
April 30, 2002 balance
   (Predecessor Company)              543         1,299         1,281          --        3,123

Deductions -- cash                   (340)           --          (710)         --       (1,050)
                                  -------      --------       -------     -------     --------

June 30, 2002 balance
   (Successor Company)            $   203      $  1,299       $   571     $    --     $  2,073
                                  =======      ========       =======     =======     ========

The above deductions to the restructuring reserve represent primarily cash payments and write-offs of previously capitalized costs.

8. OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following:



                                                         Successor        Predecessor
                                                          Company           Company
                                                         ---------        -----------
                                                          June 30,       September 30,
                                                         ---------        -----------
                                                           2002               2001
                                                         -------            -------
            Note payable                                 $ 2,600            $ 2,600
            Rabbi trust obligation                         2,705                 --
            Negative leasehold liability                   7,768                 --
            Contractual obligation                            --              3,900
            Deferred rent                                     40              1,077
                                                         -------            -------
                                                         $13,113            $ 7,577
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

         YEAR ENDING SEPTEMBER 30

2002 .................................................................   $   162
2003 .................................................................       653
2004 .................................................................       653
2005 .................................................................       653
2006 .................................................................       653
2007 .................................................................       653
Thereafter ...........................................................     4,994
                                                                         -------
Total ................................................................     8,421
Less:  Current Portion ...............................................      (653)
                                                                         -------
Long-term Portion ....................................................   $ 7,768
                                                                         =======

9.   Senior Notes


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

The Company is deemed to have issued the 11% Senior Notes on the Effective Date of the Plan in one series that is initially limited to $120,000 aggregate principal amount of 11% Senior Notes. However, none of the 11% Senior Notes had been distributed as of September 30, 2002. In October 2002, the Company distributed $120,000 in aggregate principal amount of the 11% Senior Notes, which included $1,968 in aggregate principal amount of Notes placed in reserve in escrow pursuant to a Stipulation and Order entered into with the lead plaintiffs in the class action lawsuit described in Note 17.

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

      - at any time during the two-year period following the distribution of the 11% Senior Notes, the individuals that comprise a majority of the Company's board of directors on the date of distribution of the 11% Senior Notes, plus any new directors whose election was approved by the Company's board of directors during this two-year period, cease to comprise a majority of the Company's board of directors;

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

The Indenture contains a number of covenants that impose significant operating and financial restrictions on the Company and its subsidiaries. These restrictions significantly limit, and in some cases prohibit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens on assets, enter into business combinations or engage in certain activities with subsidiaries.

As of June 30, 2002, the Company was in compliance with the material operating and financial restrictions imposed upon the Company contained in the Indenture. However, as of the date of these financial statements, the Company was not in compliance with the provisions of the Indenture which require the Company to:

      - file reports and documents with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; specifically the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

On March 19, 2003, holders of approximately 58% of the outstanding 11% Senior Notes (excluding 11% Senior Notes repurchased by the Company) waived the defaults under the Indenture.

                       GLOBIX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


10.   Mortgage Payable

On January 25, 2000, ATC Corp. borrowed $21,000 from a financial institution pursuant to a mortgage note secured by the property at 139 Centre Street, New York New York. Interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025.

11.   Redeemable Convertible Preferred Stock

On December 3, 1999, the Company sold 80,000 shares of preferred stock to affiliates of Hicks, Muse, Tate & Furst Incorporated ("Hicks Muse") for a purchase price of $80,000. The Company used the proceeds from the sale to expand the build-out of its Internet data centers and other facilities. The preferred stock paid a dividend of 7.5%.

The Preferred Stock was recorded in the accompanying consolidated balance sheet outside the stockholders equity section due to its mandatory redemption feature. The Company incurred approximately $4,750 of issuance costs in connection with the sale of the preferred stock. These costs were recorded as a reduction of the carrying amount of the preferred stock and were being accreted through a charge to additional paid in capital over the five-year period to the earliest redemption date.

As of the Effective Date of the Plan, all of the outstanding shares of preferred stock were deemed cancelled and each holder of shares of the preferred stock outstanding immediately prior to the Effective Date became entitled to receive, in exchange for its shares of preferred stock, its pro rata share of 2,304,400 shares of the Company's common stock, representing 14% of the shares of the Company's common stock issued and outstanding following the Effective Date, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding common stock on a fully-diluted basis following the Effective Date.

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

12.   Stockholders' Equity

In December 2000, the Company granted 3,063,490 shares of restricted stock to certain employees and directors. The restricted stock awards vest 25% per year over a four-year period on the anniversary date of the grant. In connection with this restricted stock grant, the Company recorded a deferred compensation charge of $8,999 in stockholders' equity. This deferred compensation was to be recorded as compensation expense over the four-year vesting period. In April 2002, the Company's board of directors approved the vesting of 100% of the remaining unvested restricted shares. This resulted in a non-cash charge to compensation expense of $5,100 in April 2002. Compensation expense recorded in the one and seven-month periods ended April 30, 2002 was $5,100 and $7,027 respectively. As a result of the Company's reorganization, effective April 25, 2002 all unexercised options and warrants were cancelled and none were issued as of June 30, 2002.

As of the Effective Date of the Plan, all of the outstanding shares of the Company's common stock were cancelled, and each holder of shares of the Company's common stock outstanding immediately prior to the Effective Date of the Plan became entitled to receive, in exchange for its claims in respect of such shares, its pro rata share of 164,460 shares of the Company's common stock, representing 1% of the shares of the Company's common stock issued and outstanding following the Effective Date of the Plan, subject to dilution by the exercise of management incentive options representing up to 10% of the Company's issued and outstanding common stock on a fully-diluted basis following the Effective Date of the Plan.

Pursuant to the terms of the Successor Company's Amended and Restated Certificate of Incorporation, the Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.01 per share. A total of 16,460,000 shares of the Company's common stock were deemed to be issued and outstanding on the Effective Date of the Plan. As of June 30, 2002, however, no shares of the Company's common stock had been distributed pursuant to the terms of the Plan. In October 2002, a total of 16,295,400 shares of common stock were distributed in accordance with the terms of the Plan. 229,452 of these shares were placed in reserve in escrow pursuant to a Stipulation and Order entered into with the lead plaintiffs in the class action lawsuit described in
Note 17. Distribution of the remaining 164,460 shares of common stock deemed to have been issued on the Effective Date of the Plan, which are allocable under the terms of the Plan to the holders the Predecessor Company's common stock, will occur following the resolution of the shareholder derivative suit described in Note 17 against the Company and certain of its present and former officers and directors.

13.  Reorganization Items

Reorganization expenses are expenses incurred by the Predecessor Company in connection with its reorganization under Chapter 11 of the Bankruptcy Code. Reorganization items included in the Statement of Operations include professional fees directly related to the Predecessor Company's bankruptcy. Reorganization expenses included in the Statement of Operations were approximately $2,164 for the one month ended April 30, 2002 and $7,762 for the seven months ended April 30, 2002.

14.  Segment Information

The Company reports segment information under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for disclosures about products and services and geographic areas. Operating segments are components of an enterprise for which separate financial information is available and which is evaluated regularly by the Company's chief operating decision-maker or decision-making group in deciding how to allocate resources and assess performance. The Company is a full service provider of sophisticated Internet solutions. The Company operates several Internet data centers throughout the United States and the United Kingdom. Each Internet data center provides the same internet related services to similar types of customers.

The Company's activities fall within one operating segment. The following table sets forth geographic segment information for the two months ended June 30, 2002 (Successor Company), the one-month and seven months ended April 30, 2002 (Predecessor Company), and the three months and the nine months ended June 30, 2001.

Effective April 1, 2001 and for the fiscal quarter ended June 30, 2001, the Company reported its results of operations in one operating segment under the provisions of SFAS No. 131. Previously the Company reported its results of operations in two operating segments. The following table sets forth geographic segment information for the one-month and seven months ended April 30, 2002 (Predecessor Company) the two months ended June 30, 2002 and the three month and nine months periods ended June 30, 2001:

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)


                        Successor
                         Company                          Predecessor Company
                       -------------   --------------------------------------------------------------
                         Two Months       One Month      Three Months    Seven Months     Nine Months
                           Ended            Ended           Ended           Ended            Ended
                       June 30, 2002   April 30, 2002   June 30, 2001   April 30, 2002   June 30, 2001
                       -------------   --------------   -------------   --------------   -------------
Revenue:
United States             $  8,581         $4,697          $20,434          $37,747         $62,943
Europe                       4,121          1,808            5,805           13,526          16,314
                          --------         ------          -------          -------         -------
Consolidated              $ 12,702         $6,505          $26,239          $51,273         $79,257
                          ========         ======          =======          =======         =======

Tangible Assets:
United States             $220,335
Europe                      41,971
                          --------
Consolidated              $262,306
                          ========

15.  Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding, adjusted for potentially dilutive securities.

All options and warrants outstanding on the Effective Date of the Plan were cancelled as of the Effective Date of the Plan. At June 30, 2002 there were no dilutive securities outstanding. Although the Successor Company's common stock was not distributed until after June 30, 2002, the Plan provides that the 16,460,000 shares of the Company's common stock issuable under the Plan were deemed to be issued and outstanding as of the Effective Date of the Plan. Accordingly, for purposes of these financial statements 16,460,000 shares of the Company's common stock are deemed to have been issued and outstanding as of June 30, 2002.

In April 1998, the Company completed a $160,000 debt financing consisting of 160,000 units, each unit consisting of a note in the principal amount of one thousand dollars and one warrant to purchase 14.08 shares of common stock (total of 2,252,800 shares of common stock) at a purchase price of $3.51 per share. Of the 2,252,800 shares underlying the original 160,000 warrants, 194,797 shares remained, until the Effective Date.

In accordance with the requirements of SFAS 128 the following common stock equivalents have been excluded from the calculation of diluted net income (loss) per common share as their inclusion would be antidilutive.


                                                          Successor           Predecessor
                                                           Company              Company

                                                          Two Months   Seven Months   Nine Months
                                                            Ended         Ended          Ended
                                                           June 30,     April 30,      June 30,
                                                             2002          2002          2001
                                                             ----          ----          ----
Convertible preferred stock.............................      --                --     8,458,700
Stock options...........................................      --        10,021,258    10,571,700
Unvested restricted stock...............................      --                --     3,063,500
Warrants................................................      --           194,797       194,800
                                                             ---        ----------    ----------
                                                              --        10,216,055    22,288,700
                                                             ===        ==========    ==========


The following is a reconciliation of basic earnings per share to diluted earnings per share:

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

                                                          One month ended April 30, 2002
                                                    ------------------------------------------
                                                       Numerator       Denominator   Per Share
                                                    Income or (loss)     Shares        Amount
                                                    ----------------   -----------   ---------
Basic earnings per share
   Net income                                           $269,825
      Dividends and accretion on preferred stock              --
                                                        --------
   Net income attributable to common stockholders       $269,825        41,395,781     $6.52
                                                        ========                       =====
Addback of preferred stock                                              8,888,600

Diluted earnings per share
                                                        --------        ----------
   Net income attributable to common stockholders       $269,825        50,284,381     $5.37
                                                        ========        ==========     =====

                                                         Seven months ended April 30, 2002
                                                    ------------------------------------------
                                                       Numerator       Denominator   Per Share
                                                    Income or (loss)     Shares        Amount
                                                    ----------------   -----------   ---------
Basic earnings per share
   Net income                                           $159,934
      Dividends and accretion on preferred stock          (3,178)
                                                        --------
   Net income attributable to common stockholders       $156,756        39,618,856     $3.96
                                                        ========                       =====

Addback of preferred stock                                 3,178         8,888,600

Diluted earnings per share
                                                        --------       -----------
   Net income attributable to common stockholders       $159,934       $48,507,456     $3.30
                                                        ========       ===========     =====

16.  Comprehensive Income or Loss

The Company reports comprehensive income or loss under the provisions of SFAS No. 130. Accumulated other comprehensive income or loss is reported as a component of stockholders' equity in the consolidated balance sheets. The Company primarily has two components of comprehensive loss: cumulative translation adjustments from the Company's operations in foreign countries and unrealized gains and losses on marketable securities classified as available for sale. The following table summarizes the components of other comprehensive
(loss) income for the two months ended June 30, 2002 and one and seven months ended April 30, 2002 and three and nine months ended June 30, 2001.

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)


                                Successor
                                 Company                              Predecessor Company
                               -------------   -----------------------------------------------------------------
                                 Two Months      One Month       Three Months    Seven Months     Nine Months
                                   Ended           Ended            Ended           Ended            Ended
                               June 30, 2002   April 30, 2002   June 30, 2001   April 30, 2002   June 30, 2001
                               -------------   --------------   -------------   --------------   -------------
Net (loss) income                 $(7,514)        $269,825        $(36,000)        $159,934        $(141,250)
Other comprehensive
   income (loss):
Unrealized gain (loss) on
   marketable securities
   available for sale              (1,046)            (116)            793            1,185           (2,610)
Foreign currency transaction
   adjustment                       1,325              996             (98)          (1,807)          (2,255)
                                  -------         --------        --------         --------        ---------
Comprehensive (loss) income       $(7,235)        $270,705        $(35,305)        $159,312        $(146,115)
                                  =======         ========        ========         ========        =========


17.  Contingencies

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

                       GLOBIX CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (All Dollar Amounts in Thousands, Except Share and Per Share Data)
                                   (unaudited)

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

On June 12, 2002, Robert B. Bell, a former officer and director of the Company, filed a complaint in the United States District Court for the Southern District of New York entitled Robert B. Bell v. Arnold M. Bressler, as Trustee, and Globix Corporation, alleging breach-of-contract claims related to the failure to make payments under the "Rabbi Trust" that the Company formed pursuant to an employment agreement with Mr. Bell. This action was settled on June 13, 2003.
As a result of the settlement Mr. Bell received a distribution of $ 990 from the Rabbi Trust.

In addition, in connection with the same underlying issues, on July 24, 2002 the Company filed a complaint in the United States Bankruptcy Court for the District of Delaware entitled Globix Corporation v. Arnold N. Bressler, as Trustee of the Globix Corporation Rabbi Trust, and Robert B. Bell. This action was also settled on June 13, 2003. As a result of the settlement the Company received a distribution of $ 1,700 from the Rabbi Trust.

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

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," Quantitative and Qualitative Disclosures about Market Risk," and "Legal Proceedings," constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. These forward looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2003 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by forward-looking statements. Among these factors are the Company's high degree of leverage and history of operating losses, its ability to retain existing customers, its ability to achieve cost-savings and generate positive cash flow, risks associated with potential acquisitions and divestitures and other factors affecting the Company's business generally. Such factors are more fully described in the Company's Annual Report on Form 10-K for the year ended September 30, 2002, which should be considered in conjunction with a review of this report. For a general discussion of risks affecting the Company's business, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

We reported under fresh start accounting pursuant to American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7") during the third quarter of the fiscal year ended September 30, 2002 resulting in a change in the basis of accounting in the underlying assets and liabilities of our company at the Effective Date (the "Effective Date") of our prepackaged plan of reorganization which we entered into in connection with our Chapter 11 filing discussed below. Accordingly, the financial statements of the Successor Company (as defined below) and the Predecessor Company (as defined below) are not comparable. For purposes of this Management's Discussion and Analysis:

     o references to the "Predecessor Company "are references to the Company for periods prior to April 30, 2002 (the last day of the calendar month in which the Company emerged from bankruptcy) and references to the "Successor Company" are references to the Company for periods subsequent to April 30, 2002.

     o We have combined the actual results of operations for the Successor Company for the two months ended June 30, 2002 and the Predecessor Company for the one month and seven months ended April 30, 2002 as pro forma combined 2002 operating results in order to present a more meaningful comparative analysis to the current operating results for the three and nine month periods ended June 30, 2001. Successor Company and Predecessor Company financial data are derived from the condensed consolidated financial statements that appear elsewhere in this quarterly report.

The Successor Company recognized the effects of reduced depreciation, additional amortization and reduced interest expense arising from the revaluation of our assets and liabilities and the reduced amount of the Successor Company's outstanding debt following the Effective Date of the Plan.

Overview

Our Company was founded in 1989 and undertook a major expansion plan in 1998 in order to more aggressively pursue opportunities resulting from the tremendous growth of the Internet. In April 1998, we completed a $160.0 million offering of 13% Senior Notes due 2005, which we refer to as the 13% notes. In July 1999, we completed construction of our initial Internet data center facilities in New York City, London and Santa Clara, California and began operations at each facility.

In March 1999, we completed a public offering of 16,000,000 shares of our common stock, resulting in net proceeds of approximately $136.5 million.

In December 1999, we completed the private placement of 80,000 shares of preferred stock to affiliates of Hicks, Muse, Tate & Furst Incorporated, resulting in net proceeds of $75.3 million.

In February 2000, we completed a $600.0 million offering of 12.5% Senior Notes due 2010, which we refer to as the 12.5% notes, to fund the continued expansion of our facilities and network and the tender offer to purchase all of the outstanding $160 million in aggregate principal amount of the 13% notes. The purchase price of the tender offer for the 13% notes, completed on February 8, 2000, was 106.5% of the outstanding aggregate principal amount, plus all accrued and unpaid interest.

On March 1, 2002, our company and two of our wholly owned domestic subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged plan of reorganization, which we refer to as the plan of reorganization, with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business. We received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing.

On April 8, 2002, the United States Bankruptcy Court confirmed the plan of reorganization. Effective April 25, 2002, which we refer to as the effective date of the plan of reorganization, we emerged from Chapter 11 bankruptcy protection and all conditions necessary for the plan to become effective were satisfied or waived.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the consolidated financial statements for the fiscal year ended September 30, 2001 in the Form 10-K for the fiscal year ended September 30, 2001. This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions.

Three-Months Ended June 30, 2002 As Compared To The Three-Months Ended June 30, 2001

Revenue. Revenue for the three-month period ended June 30, 2002 decreased 26.7% to $19.2 million from $26.2 million for the three-month period ended June 30, 2001. This decrease was primarily attributable to increased customer churn resulting from cancellations of services and a reduced market price for certain services. We define churn as contractual revenue losses due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. Internet revenue declined from $24.4 million for the three-month period ended June 30, 2001 to $19.1 million in the three-month period ended June 30, 2002, a 21.8% decrease. Hardware sales decreased from $1.9 million for the three-month period ended June 30, 2001 to $0.1 million in the three-month period ended June 30, 2002, a 94.7 % decrease, as result of our shift away from lower margin hardware revenue.

Cost of Revenue. Cost of revenue for the three-month period ended June 30, 2002 was $7.2 million, or 37.5% of total revenue, as compared to $9.8 million, or 37.4% of total revenue, for the three-month period ended June 30, 2001. This decrease was a result of our reconfiguration of our network to support our current and near-term business needs and renegotiation of network costs to market pricing with vendors and suppliers. Decreases of roughly $1.4 million, representing approximately 54% of the total decrease in cost of revenue, was attributable to lower hardware costs as a result of our shift away from lower margin hardware sales.

Selling, General and administrative expenses, for the one-month period ended April 30, 2002 were $11.1 million, or 170.8% of revenue, compared to $32.0 million, or 122.1% of revenue for the three months period ended June 30, 2001. For the two month period ended June 30, 2002 selling general and administrative expenses were $10.7 million or 84.3% of revenue. For the three-month period ended June 30, 2002, selling general and administrative expenses totaled $21.8 million or 113.5% of revenue.

The decrease in selling, general and administrative expenses as a percent of revenue for the two month period ended June 30, 2002, as well as for the three months ended June 30, 2002 compared to the three month period ended June 30, 2001 was primarily the result of a net decrease in employee compensation costs as a result of the Company's reduced staffing levels. Salaries and benefits in the one-month period ended April 30, 2002 were $8.1 million or 124.6% of revenue as compared to $19.8 million or 75.6% of revenue for the three-month period ended June 30, 2001. Salaries and benefits in the one-month period ended April 30, 2002 included a one time non-cash charge of approximately $5.1 million related to the recognition or deferred compensation costs associated with the vesting of restricted stock awards. For the two-month period ended June 30, 2002 salaries and benefits were $5.4 or 42.5% of revenue. For the three-month period ended June 30, 2002 salaries and benefits totaled $13.5 million or 70.3% of revenue. The number of employees decreased from approximately 800 as of June 30, 2001 to approximately 300 as of June 30, 2002.

The decrease in selling, general and administrative expenses as a percent of revenue for the two month period ended June 30, 2002, as well as for the consolidated three months ended June 30, 2002 over the three month period ended June 30, 2001 was also the result of a reduction in marketing spending. Marketing costs in the one-month period ended April 30, 2002 were $0.1 million or 1.5% of revenue as compared to $1.8 million or 6.9% of revenue for the three-month period ended June 30, 2001. For the two-month period ended June
30, 2002 marketing costs were $0.2 million or 1.6% of revenue. For the three-month period ended June 30, 2002 marketing costs totaled $0.3 million or 1.6% of revenue. The decrease in marketing expenses was attributable to a reduction in the amount of our advertising pursuant to our restructuring plan.

Reversal of loss on impairment of operating assets. The $(0.6) million credit in the one month ended April 30, 2002 was associated with the partial reversal of an estimated write-off in the fiscal year ended September 30, 2001 of certain assets associated with an indefeasible right of use, or IRU, capacity on a wavelength purchased from a supplier whose financial viability was originally thought to have impaired the recoverability of these assets.

Depreciation and Amortization. Depreciation and Amortization expense in the one-month period ended April 30, 2002 was $3.9 million or 60.0% of revenue as compared to $8.5 million or 32.4% of revenue for the three-month period ended June 30, 2001. The increase in depreciation and amortization expense as a percentage of revenue for the one-month ended April 30, 2002 resulted from an increase in our capital expenditures. Depreciation and amortization in the two-month period ended June 30, 2002 was $2.5 million or 19.7% of revenue, this decrease was attributable to the impact of fresh start accounting, in particular the revaluation of our tangible and intangible assets as of April 30, 2002. For the three-month period ended June 30, 2002 depreciation and amortization was $6.4 million or 33.3% of revenue.

Interest and Financing Expense. Interest and financing expense in the one-month period ended April 30, 2002 was $0.5 million or 7.7% of revenue as compared to $14.5 million or 55.3% of revenue for the three-month period ended June 30, 2001. Interest and financing expense for the two-month period ended June 30, 2001 was $2.7 million or 20.2% of revenue. Interest and financing expense for the three-month period ended June 30, 2002 was $3.2 million or 16.7% of revenue. $18.8 million of the this decrease was attributable to the discontinuance of the interest accrual on the 12.5% notes for the period from March 1, 2002 to June 30, 2002, in connection with our bankruptcy filing on March 1, 2002. This decrease was offset by $2.4 million of interest on the 11% Senior Secured Notes, due 2007, which we refer to as the new notes, issued pursuant to the plan of reorganization. In addition, this decrease was offset by the $5.4 million of interest capitalized for the three-month period ended June 30, 2001 for the continuing construction of our Internet data centers.

Interest Income. Interest income in the one-month period ended April 30, 2002 was $0.2 million or 3.1% of revenue as compared to $3.0 million or 11.4% of revenue for the three-month period ended June 30, 2001. Interest income in the two-months ended June 30, 2002 was $0.3 million or 2.4% of revenue. This decreasing trend was primarily attributable to the reduced amount of our cash investments and the impact of declining interest rates as compared to the prior period. For the three-month period ended June 30, 2002 interest income was $0.5 million or 2.6% of revenue.

Gain on Debt Discharge. Upon the effective date of the plan of reorganization, we recognized a gain on discharge of debt of approximately $427.1 million in the one month period ended April 30, 2002.

Minority Interest in Subsidiary. The minority interest credit resulted from the consolidation of a minority owned subsidiary with our results due to our effective control of this entity.

Reorganization items. The reorganization expenses of approximately $2.2 million recorded in the one-month period ended April 30, 2002 were attributable to expenses incurred by the Predecessor Company as a result of its reorganization under Chapter 11 of the Bankruptcy Code.

Fresh Start Accounting Adjustments. Pursuant to fresh start accounting principles, we have adjusted the value of our assets and liabilities to their fair values as of April 30, 2002. The net effect of all fresh start accounting adjustments in the one-month period ended April 30, 2002 resulted in a charge of $148.6 million. There were no fresh start accounting adjustments in 2001.

Net Income (Loss). As a result of the above, we reported net income of $262.3 million for the three months ended June 30, 2002 as compared to a net loss of $36.0 million and a net loss attributable to common stockholders of $37.8 million for the three months ended June 30, 2001.

Nine-Months Ended June 30, 2002 As Compared To The Nine-Months Ended June 30,
2001

Revenue. Total revenue for the nine-month period ended June 30, 2002 decreased 19.3% to $64.0 million from $79.3 for the nine-month period ended June 30, 2001. This decrease was primarily attributable to the decrease in lower margin hardware sales and to the increase in customer churn resulting from cancellations of services and a reduced market price for certain services. We define churn as contractual revenue losses due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. Internet revenue declined from $73.0 million for the nine-month period ended June 30, 2001 to $61.9 million in the nine-month period ended June 30, 2002, a 15.2% decrease. Hardware sales decreased from $6.2 million for the nine-month period ended June 30, 2001 to $2.1 million in the nine-month period ended June 30, 2002, a 66.1 % decrease as a result of out shift away from lower margin hardware revenue.

Cost of Revenue. Cost of revenue for the nine-month period ended June 30, 2002 was $26.6 million, or 41.6% of total revenue, as compared to $30.7 million, or 38.7% of total revenue, for the nine-month period ended June 30, 2001. The decrease in cost of revenue was partially attributable to a decrease in hardware revenue. This decrease was also a result of our reconfiguration of our network to support our current and near-term business needs and renegotiation of network costs to market pricing with vendors and suppliers. Deccreases of approximately $3.5 million, representing roughly 85% of the total decrease in cost of revenues was attributable to lower hardware costs as a result of our shift away from lower margin hardware sales.

Selling, General and administrative expenses, for the seven-month period ended April 30, 2002 were $57.2 million, or 111.5% of revenue, compared to $91.1 million, or 114.9% of revenue for the nine-months period ended June 30, 2001. For the two-month period ended June 30, 2002 selling general and administrative expenses were $10.7 million or 84.3% of revenue. For the nine-month period ended June 30, 2002, selling general and administrative expenses totaled $67.9 million or 106.1% of revenue. The sequential decreases in selling, general and administrative expenses as a percent of revenue from the nine month period ended June 30, 2001 through both the seven month period ended April 30, 2002 and the two month period ended June 30, 2002, as well as for the nine months ended June 30, 2002, was primarily the result of a net decrease in employee compensation costs as a result of the Company's reduced staffing levels. Salaries and benefits in the seven-month period ended April 30, 2002 were $33.7 million or 65.7% of revenue as compared to $55.3 million or 69.8% of revenue for the nine-month period ended June 30, 2001. Salaries and benefits in the seven month period ended April 30, 2002 included a one time non-cash charge of approximately $5.1 million related to the recognition or deferred compensation costs associated with the vesting of restricted stock awards. For the two-month period ended June 30, 2002 salaries and benefits were $5.4 or 42.5% of revenue. For the nine-month period ended June 30, 2002 salaries and benefits totaled $39.1 million or 61.1% of revenue. The number of employees decreased from approximately 800 as of June 30, 2001 to approximately 300 as of June 30, 2002.

In addition to decreases in employee compensation costs, the sequential decreases in selling, general and administrative expenses as a percent of revenue from the nine month period ended June 30, 2001 through both the seven month period ended April 30, 2002 and the two month period ended June 30, 2002, as well as for the nine months ended June 30, 2002 were also the result of a reduction in marketing spending. Marketing costs in the seven-month period ended April 30, 2002 were $1.1 million or 2.1% of revenue as compared to $5.7 million or 7.2% of revenue for the nine-month period ended June 30, 2001. For the two-month period ended June 30, 2002 marketing costs were $0.2 million or 1.6% of revenue. For the nine-month period ended June 30, 2002 marketing costs totaled $1.3 million or 2.0% of revenue. The decrease in marketing expenses was attributable to a reduction in the amount of our advertising pursuant to our restructuring plan.

Loss on impairment of operating assets. This non cash expense during the seven-months ended April 30, 2002 was attributable to the write-down, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", of goodwill generated from our acquisition of Comstar.net, Inc., totaling $ 3.2 million. This was offset in part by a credit of $(0.6) million for the partial reversal of an estimated write-off in the fiscal year ended September 30, 2001 of certain assets associated with an indefeasible right of use, or IRU, capacity on a wavelength purchased from a supplier whose financial viability was originally thought to have impaired the recoverability of these assets.

Restructuring and Other Charges. The charge of approximately $24.8 million recorded in the seven-month period ended April 30, 2002 was attributable to lease termination and other equipment related expenses associated with the execution of the plan of reorganization, pursuant to which we took an estimated charge associated with the reduction of certain lease obligations and write-off of leasehold improvements and equipment related to certain Internet data center lease obligations, closing certain network access points and network aggregation points. Also included in the restructuring expense is a restructuring credit of approximately $3.6 million recorded in the seven-month period ended April 30, 2002 which was attributable to a change in estimate related to certain components of the restructuring reserve, which settled at less than originally estimated.

The charge of approximately $38.1 million recorded in the nine-month period ended June 30, 2001 was attributable to the restructuring associated with the execution of our revised business plan, whereby we plan to construct fewer Internet data centers and have taken an estimated charge associated with the termination of certain leases and reduction of certain commitments for surplus power and environmental equipment related to our Internet data center expansion. This charge included estimated lease termination costs in addition to a write-off of construction in progress associated with equipment, capitalized interest, consulting and legal fees, construction and pre-construction related costs previously capitalized.

Depreciation and Amortization. Depreciation and Amortization expense in the seven-month period ended April 30, 2002 was $28.1 million or 54.8% of revenue as compared to $24.1 million or 30.4% of revenue for the nine-month period ended June 30, 2001. The increase in depreciation and amortization expense as a percentage of revenue for the seven-month ended April 30, 2002 resulted from an increase in our capital expenditures. Depreciation and amortization in the two-month period ended June 30, 2002 was $2.5 million or 19.7% of revenue, this decrease was attributable to the impact of fresh start accounting, in particular the revaluation of our tangible and intangible assets as of April 30, 2002. For the nine-month period ended June 30, 2002 depreciation and amortization was $30.6 million or 47.8% of revenue.

Fresh Start Accounting Adjustments. Pursuant to fresh start accounting principles, we have adjusted the value of our assets and liabilities to their fair values as of April 30, 2002. The net effect of all fresh start accounting adjustments in the seven-month period ended April 30, 2002 resulted in a charge of $148.6 million. There were no fresh start accounting adjustments in 2001.

Interest and Financing Expense. Interest and financing expense in the seven-month period ended April 30, 2002 was $34.5 million or 67.4% of revenue as compared to $47.1 million or 59.4% of revenue for the nine-month period ended June 30, 2001. Interest and financing expense for the two-month period ended June 30, 2002 was $2.7 million or 20.2% of revenue. Interest and financing expense for the nine-month period ended June 30, 2002 was $37.2 million or 58.1% of revenue. $25.0 million of the decrease was attributable to the discontinuance of interest accrual on the 12.5% notes for the period from March 1, 2002 to June 30, 2002 in connection with our bankruptcy filing on March 1, 2002. This decrease was offset by increased capitalized interest in connection with the build-out of the network infrastructure and internet data centers totaling $12.4 million for the nine-months ended June 30, 2001, and the accrual of $2.3 million of interest expense on the 11% notes for the months o may and June 2002.

Interest Income. Interest income in the seven-month period ended April 30, 2002 was $2.0 million or 3.9% of revenue as compared to $13.9 million or 17.5% of revenue for the nine-month period ended June 30, 2001. Interest income in the two-months ended June 30, 2002 was $0.3 million or 2.4% of revenue. This decreasing trend was primarily attributable to the reduced amount of our cash investments and the impact of declining interest rates as compared to the prior period. For the nine-month period ended June 30, 2002 interest income was $2.3 million or 3.6% of revenue.

Gain on Debt Discharge. Upon the effective date of the plan of reorganization, we recognized a gain on discharge of debt of approximately $427.1 million in the seven-month period ended April 30, 2002.

Minority Interest in Subsidiary. The minority interest credit resulted from the consolidation of a minority owned subsidiary with our results due to our effective control of this entity.

Reorganization items. The reorganization expenses of approximately $7.8 million recorded in the seven-month period ended April 30, 2002 were attributable to expenses incurred by the Predecessor Company as a result of its reorganization under Chapter 11 of the Bankruptcy code.

Net Income (Loss) and Net Income (Loss) Attributable to Common Stockholders. As a result of the above, we reported net income of $152.4 million and net income attributable to common stockholders of $149.2 million for the nine-month period ended June 30, 2002, as compared to a net loss of $141.2 million and a net loss attributable to common stockholders of $146.5 million for the nine-month period ended June 30, 2001.

Liquidity and Capital Resources

On March 1, 2002, the Company and two of its wholly-owned domestic subsidiaries, Comstar.net, Inc. and ATC Merger Corp., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code"), together with a prepackaged plan of reorganization (the "Plan") with the United States Bankruptcy Court for the District of Delaware. The Company continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay its employees, trade and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing.

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

     As of the Effective Date of the Plan, all of the Company's existing securities were cancelled and:

       o each holder of the Company's 12.5% Senior Notes due 2010 (the "12.5% Senior Notes"), became entitled to receive, in exchange for its claims in respect of the 12.5% Senior Notes, its pro rata share of:

            o $120,000 in aggregate principal amount of the Company's 11% Senior Secured Notes due 2008 (the "11% Senior Secured Notes"); and

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

A total of 16,460,000 shares of our common stock and $120 million in aggregate principal amount of the 11% Senior Notes were deemed to be issued and outstanding on the Effective Date pursuant to the terms of the Plan. As of June

30, 2002, however, no shares of our common stock or 11% Senior Notes had been distributed. In October 2002, we distributed a total of 16,295,400 shares of common stock and $120 million in aggregate principal amount of 11% Senior Notes. Pursuant to the terms of a Stipulation and Order that we entered into with the lead plaintiffs in the class action lawsuit described in the section of Part II of this quarterly report entitled "Item 1 - Legal Proceedings", 229,452 of these shares of common stock and $1,968,000 in aggregate principal amount of these 11% Senior Notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, then we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion (in the event that this excess is less than $10 million) of the shares of common stock and 11% Senior Notes held in escrow. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date, which are allocable under the terms of the Plan to the holders of our common stock outstanding immediately prior to the Effective Date of the Plan, will occur following the resolution of the shareholder derivative suit against our company and certain of our former officers and directors described in section of Part II of this quarterly report entitled "Item 1 - Legal Proceedings". At present, we are unable to estimate when the resolution of this lawsuit will take place or whether any shares will be available for distribution to the holders of our common stock outstanding immediately prior to the Effective Date, once the lawsuit is resolved.

Net cash used in operating activities was $52.0 million in the nine-months ended June 30, 2002, as compared to $74.0 million for the nine-months ended June 30, 2001. The improvement in our operating cash flow was primarily the result of the decrease in our net loss after giving effect to the non cash items of depreciation and amortization of $6.5 million, gain on debt discharge of $427.1 million, the fresh start accounting adjustment of $148.6 million in 2002, and non cash restructuring charges of $8.3 million. The reduction in net cash used in operating activities also reflects a $14.9 million reduction in accrued interest and a $10.3 million increase in accrued liabilities.

Net cash provided by investing activities was $1.2 million in the nine-months ended June 30, 2002, as compared to net cash used in investing activities of $101.0 million for the nine-months ended June 30, 2001. The increase in cash flows from investing activities of $102.2 million was primarily attributable to lower capital spending of $94.5 million and a decrease of $18.8 million in restricted cash and investment. This was offset in part by $10.2 million of proceeds from the sale of short-term investments in the nine month period ended June 30, 2001.

Net cash used in financing activities was $7.0 million in the nine-months ended June 30, 2002, as compared to $1.1 million in the nine-months ended June 30, 2001. The decrease in cash flows from financing activities of $5.9 million was attributable to an increase in repayments of mortgage and capital lease obligations of $3.3 million and net proceeds of $2.5 million from the exercise of stock options and warrants in 2001.

As of June 30, 2002, we had $64.5 million of cash, cash equivalents, restricted cash, restricted investments and marketable securities, including $55.8 million without restrictions as to use.

We have also issued collateralized letters of credit aggregating approximately $2.6 million. The related collateral funds are included in restricted cash and investments on the consolidated balance sheet at June 30, 2002.

In addition, certain computer and network equipment has been financed through vendors and financial institutions under capital and operating lease arrangements. Capital lease obligations totaled approximately $4.5 million at June 30, 2002. As of June 30, 2002, we had various agreements to lease facilities and equipment and are obligated to make future minimum lease payments of approximately $77.9 million on operating leases expiring in various years through 2017. At June 30, 2002 there were no unused equipment financing arrangements with vendors or financial institutions.

As of June 30, 2002 we had contractual obligations due in future periods as follows:

                                                              Payments Due by Period (In Thousands)
                                                              ---------------------------------------
Contractual Obligations                   Total     Less than 1 year    1-3 years     4-5 years   After 5 years
                                          -----     ----------------    --------      ---------   -------------

Long-Term Debt                           120,000             $   --       $   --      $    --          $120,000
Accrued interest                           2,381                                                          2,381
Mortgage Payable                          20,498                 249          567         688            18,994
Capital Lease Obligation                   4,645               1,292        3,002         351                --
Operating Leases                          77,902               5,102       11,679      11,952            49,169
Other Long-Term Obligations                3,062                  --        3,062          --                --
Telecom Commitments                       58,346              13,195       25,689      14,187             5,275
                                        --------             -------      -------     -------          --------
Total Contractual Cash Obligations      $286,834             $19,838      $43,999     $27,178          $195,819
                                        ========             =======      =======     =======          ========

The Company historically has experienced negative cash flows from operations and has incurred net losses. The Company is dependent upon its cash on hand and cash generated from operations to support its capital requirements and meet its financing obligations as they become due. Although no assurances can be given, our management believes that actions taken by our company over the last several months, including company downsizing, headcount reductions and other cost reductions, as well as cost control measures and the restructuring of our outstanding debt in connection with the Plan, have positioned The Company to maintain sufficient cash flows from operations to meet its operating capital and debt service for the next twelve months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, or in attracting new customers, or in maintaining its existing customer base. Moreover, despite its restructuring the Company has continued to experience significant decreases in revenue and low levels of new customer additions in the period following its restructuring. In the future, the Company may make acquisitions or repurchase indebtedness of the Company, which, in turn, may adversely affect the Company's liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2002, we had financial instruments consisting of fixed rate debt, mortgage payable marketable securities, short-term investments and other investments. At June 30, 2002 the substantial majority of our debt obligations consisted of $120 million principal amount of the new notes. The mortgage interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178,500 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025.

Marketable securities include our strategic investment in Edgar On-Line and Globecomm Systems Inc., publicly traded entities, which are recorded at fair market value. We do not hedge our exposure to fluctuations in the value of our equity securities.

Our other investments are generally fixed rate investment grade and government securities denominated in U.S. dollars. The carrying values of these investments approximate fair value. At June 30, 2002, $8.7 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

We believe that we have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio and the current interest rate for short to medium term investments. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations due to the fixed nature of the substantial majority of our debt obligations.

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

On June 12, 2002, Robert B. Bell, a former officer and director of the Company, filed a complaint in the United States District Court for the Southern District of New York entitled Robert B. Bell v. Arnold M. Bressler, as Trustee, and Globix Corporation, alleging breach-of-contract claims related to the failure to make payments under the Rabbi Trust that the Company formed pursuant to an employment agreement with Mr. Bell. This action was settled on June 13, 2003.
As a result of the settlement Mr. Bell received a distribution of $990 thousands from the Rabbi Trust.

In addition, in connection with the same underlying issues, on July 24, 2002 the Company filed a complaint in the United States Bankruptcy Court for the District of Delaware entitled Globix Corporation v. Arnold N. Bressler, as Trustee of the Globix Corporation Rabbi Trust and Robert B. Bell. This action was also settled on June 13, 2003. As a result of the settlement the Company received a distribution of $1.7 million from the Rabbi Trust.

On February 6, 2003, a putative derivative suit was filed in New York State Supreme Court (County of New York) against our company, as nominal defendant, and Lehman Brothers Inc., Chase Securities, Inc., Credit Suisse First Boston Corporation, Merrill Lynch Pierce Fenner & Smith Incorporation, Salomon Smith Barney Inc. and ABN Amro Securities LLC (as successor to ING Barings, LLC), the initial purchasers in our February 2000 offering of the 12.5% Senior Notes. The suit alleges that the underwriting discount granted to the initial purchasers of the 12.5% Notes violated Section 5-531 of the New York General Obligations Law, which limits the amount that can be charged by a loan broker. On March 6, 2003, the plaintiff and the initial purchasers entered into a tolling agreement that would result in the dismissal of the action without prejudice pending action in a similar case involving debt securities issued by another corporation. On March 13, 2003 the court dismissed the action involving our company without prejudice.

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

Item 2. Changes in Securities and Use of Proceeds

          See Note 1 (Reorganization and Emergence from Chapter 11) to Condensed Consolidated Financial Statements

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 6. (a) Exhibits

Exhibit                        Description
-------                        -----------
31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2      Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

       Current Report on Form 8-K filed August 2, 2002, relating to the change in the Company's independent public accountants, under Item 4 of Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOBIX CORPORATION


                                        By: /s/ Peter K. Stevenson
                                            ------------------------------------
                                            Peter K. Stevenson, Chief Executive
                                            Officer

Date: September 8, 2003


                                        By: /s/ Robert M. Dennerlein
                                            ------------------------------------
                                            Robert M. Dennerlein, Chief
                                            Financial Officer (principal
                                            financial officer and principal
                                            accounting officer)

Date: September 8, 2003