Form 10-K
period 2003-09-30
GLOBIX CORP
filed 2003-12-18
CIK 1003111

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K

                               ------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003
                           Commission File No. 1-14168

                               Globix Corporation
             (Exact name of registrant as specified in its charter)

                 Delaware                                   13-3781263
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

     139 Centre Street, New York, New York                    10013
   (address of principal executive offices)                 (Zip Code)

Registrant's Telephone number, including area code:       (212) 334-8500

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


Title of Each Class                   Name of Each Exchange on Which Registered
-------------------                   -----------------------------------------
Common Stock, $.01 par value          Over the Counter Bulletin Board

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         As of December 15, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the Over the Counter Bulletin Board Market, was approximately $52.5 million (calculated by excluding shares owned beneficially by directors and named executive officers).

         Number of shares of registrant's common stock outstanding as of December 15, 2003 was 16,460,000.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

                        DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on February 24, 2004, which is expected to be filed with the Securities and Exchange Commission not later than January 28, 2004, are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by January 28, 2004, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

================================================================================

                               GLOBIX CORPORATION

                                Table of Contents

                                                                                                                      Page
  Part I                                                                                                              ----
           Item 1.  Business ....................................................................................       1
           Item 2.  Properties ..................................................................................      13
           Item 3.  Legal Proceedings ...........................................................................      14
           Item 4.  Submission of Matters To a Vote of Security Holders .........................................      15

  Part II
           Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters .......................      16
           Item 6.  Selected Financial Data .....................................................................      17
           Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                       Operations ...............................................................................      19
           Item 7A. Quantitative and Qualitative Disclosures About Market Risk ..................................      32
           Item 8.  Financial Statements ........................................................................      32
           Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                       Disclosure ...............................................................................      32
           Item 9A. Controls and Procedures......................................................................      32

  Part III
           Item 10. Incorporated by reference to the Registrant's proxy statement for its 2004 Annual Meeting of
                       Stockholders (except for information in response to Item 406 of Regulation S-K)...........
           Items 11-14. Incorporated by reference to the Registrant's proxy statement for its 2004 Annual Meeting
                          of Stockholders........................................................................      33
  Part IV
           Item 15. Exhibits, Financial Statement Schedules
                       and Reports on Form 8-K ..................................................................      33

   Signatures                                                                                                          34

   Exhibits                                                                                                            34

                                     PART I

ITEM 1.    BUSINESS

IN GENERAL


Globix Corporation ("Globix", "Company", "we" or "our") is a provider of Internet services to businesses. Our services include:

- Hosting and co-location in our secure and fault-tolerant Internet data centers;

- Network services and connectivity to the Internet through our Domestic and International Internet Protocol (IP) fiber based network;

- Internet based managed services, focusing on application management and operating system management, security services and storage services; and

- Media services including: streaming media, webcasting and digital assets management.

Our target market for our services is small to large size businesses in a broad range of industries, including media, publishing, financial services, retail, healthcare, governmental agencies, manufacturing, technology and non-profit organizations. No single customer of our Company comprised more than 10% of our revenues in the fiscal years ended September 30, 2003 or 2002. We sell our services to businesses primarily through our direct sales force.

Our customers use our services to operate and maintain computer equipment in a secure, fault-tolerant environment with connectivity to a high-speed, high-capacity, direct link to the Internet, through our own network, and to support Internet applications. Our employees are located in New York City, New York; Atlanta, Georgia; Santa Clara, California; and London, England. We currently offer our services from our Internet data center facilities in these cities.

Our principal executive offices are located at 139 Centre Street, New York, New York 10013, and our telephone number at that location is (212) 334-8500. Although we maintain a website at www.globix.com, we do not intend that the information available through our website be incorporated into this annual report. Our filings will be available on our website.

Our Company was founded in 1989 and in 1998 undertook a major expansion plan in order to pursue opportunities resulting from the growth of the Internet. On March 1, 2002, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged Plan of Reorganization, which we refer to as the "Plan," with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing.

On April 8, 2002, the bankruptcy court confirmed the Plan. Effective April 25, 2002, all conditions necessary for the Plan to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection. For additional information about our reorganization, see "Our Chapter 11 Bankruptcy Reorganization" under this Part I for a discussion of the Company's reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code.

WHAT WE OFFER OUR CUSTOMERS

We provide our customers with a range of Internet-based services, including network infrastructure and expertise to build, maintain, operate and support Internet-based operations. Our primary services include:

Internet Hosting and Co-Location

We currently operate Internet data centers in New York City, New York; Atlanta, Georgia; Santa Clara, California; and London, England. Our Internet data centers include electrical infrastructure, precision environmental control systems, fire suppression systems and comprehensive security systems.

We offer co-location solutions for customers who choose to own and maintain their own servers, but require the physically secure, climate-controlled environment provided by our Internet data centers and connectivity to our network. We offer hosting services in a dedicated server environment. This service includes providing hardware, software, bandwidth and services to meet customer-specific needs.

Managed Services

We provide managed system and network services to our hosting and co-location customers. Such services include a wide variety of maintenance, administration and problem resolution services for many popular operating systems, Internet network devices, software security solutions and web based applications.

On October 31, 2003, we acquired the business and substantially all of the assets of Aptegrity, Inc., a provider of web application and operations management services.


Network Services and Internet Access

We provide access to our network to our hosting and co-location customers located inside of our Internet Data Centers as well as Internet access services which provide businesses with high-speed continuous access to the Internet from their own premises. In addition, we provide other services, such as domain name registration, local loop provisioning, Internet address assignment, router configuration, e-mail configuration and management and technical consulting services.

Our network infrastructure is designed for high availability and low latency, and utilizes a single autonomous system number. As a result, traffic is carried on a network controlled by our Company to the greatest extent possible and therefore does not suffer from the congestion or high latency of public networks.

The domestic Globix backbone is a Packet over Synchronous Optical Network, or SONET, which provides a mechanism for using the speed and efficient management capabilities of SONET for data transport. Essentially, it provides a method for carrying data packets in SONET frames that will operate at speeds up to OC-48 (2.4Gbs). The OC-48 Globix domestic backbone connects to our data centers and to our backbone points of presence in Boston, Chicago, Los Angeles, Seattle and Washington, D.C.

Our European backbone is a Packet over SONET currently connecting London, Amsterdam, Frankfurt and Paris. The domestic and European networks are connected by two OC-3 (155Mbps) transatlantic crossings.

Our U.S. and European network sections interconnect to numerous network access points, commercial Internet exchanges and other Internet, application and network service providers.

Our network operations are directed from our 139 Centre Street data center in New York City, which is staffed 24 hours a day, seven days a week. Network administrators located in our operations center monitor our network infrastructure. Our network administrators are able to identify and correct network problems either themselves or by dispatching system engineers located at our customer support centers.

Customer Support Centers

Our customer support call centers are operated 24 hours a day, seven days a week, and are equipped with telecommunications systems capable of automatic call distribution, automatic number identification, quality assurance recording and archiving, and intelligent call routing. A trouble ticketing and knowledge database of customer information and history supports our customer service operations.

Media Services

We provide media services such as streaming media for business communications. Streaming media by which audio, video or other multimedia is delivered in a streaming or continuous fashion over the Internet or over a company's intranet.

GOVERNMENT REGULATION

Information and Telecommunications Services

In the United States, our Internet services are currently classified by the Federal Communications Commission as information services, which are not subject to significant regulation, rather than as telecommunications or common carrier services, which are subject to a comprehensive regulatory framework. Similarly, our Internet services are not significantly regulated in certain foreign jurisdictions in which we conduct business.

In certain other foreign jurisdictions in which we operate, however, our provision of certain Internet services may be subject to the jurisdictions' laws and regulations governing telecommunications services and/or common carriers. In jurisdictions where these laws and regulations currently apply to certain types of our Internet solutions, we endeavor to take all reasonable steps necessary to ensure that we comply with these laws and regulations. This may require us to, among other things, obtain regulatory authorizations and pay fees each year to regulatory authorities.

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

In addition to the telecommunications and/or common carrier laws and regulations that currently govern certain of our services in some jurisdictions and that may, in the future, govern our Internet services in the United States and other jurisdictions, new laws and regulations related to the provision of Internet services may be adopted, implemented and/or challenged at the federal, state and/or local levels in the United States and at corresponding levels in foreign jurisdictions. These laws and regulations may address, among other things, issues of user privacy, obscenity, pricing, consumer protection, taxation, advertising, intellectual property rights, information security, liability for certain types of content and the convergence of traditional telecommunications services with Internet communications. A number of laws and regulations related to these issues are currently being considered by United States and foreign regulators.

It is impossible to predict the nature of any new laws or regulations that will be applicable to our services, whether currently existing laws and regulations will be newly-applied to our services or the manner in which currently existing laws and regulations applicable to us will be interpreted and enforced. The adoption of new laws or regulations or the application of existing laws or regulations in a manner that is adverse to our company might decrease demand for our Internet solutions, impose taxes, fees or other charges or other costly technical requirements on our company or otherwise increase our cost of doing business. Any of these developments could harm our business, financial position, results of operations and cash flows.

Distribution of Copyrighted Material

The Digital Millennium Copyright Act, or DMCA, includes a limitation on liability of on-line service providers for copyright infringement for transmitting, routing or providing connections, transient storage, caching or storage at the direction of a user. This limitation on liability applies if the service provider had no actual knowledge or awareness of the copyright infringement and if certain other conditions are met. It is not yet clear how the DMCA will be applied to limit liability that we may face in the future for any possible copyright infringement or copyright-related issues relating to the activities of our customers. The DMCA also requires Internet service providers to follow certain "notice and take-down" procedures in order to be able to take advantage of the limitation on liability provided for in the DMCA. We have implemented these procedures and require our users to agree to an "acceptable use" policy which prohibits the use of our facilities for illegal purposes. There can be no assurance, however, that our procedures and acceptable use policy will shield us from liability. Despite enactment of the DMCA, the law relating to the liability of companies that provide Internet-related services for information carried on or disseminated through their networks remains largely unsettled. Claims could be made against us under currently existing or future laws in the United States or other jurisdictions for defamation, obscenity, negligence, copyright, trademark infringement or other legal theories based on the nature and content of the materials disseminated through our networks.


EMPLOYEES AND EMPLOYEE RELATIONS

As of September 30, 2003, we had approximately 209 full-time employees: approximately 154 in the United States and 55 outside the United States. In addition to our full-time employees, we also employ part-time personnel from time to time in various departments to meet fluctuations in work levels. None of our employees are covered by a collective bargaining agreement. Subsequent to the closing of the Aptegrity acquisition the number of our employees increased by approximately 42 employees to approximately 251 full-time employees out of which approximately 191 in the United States and 60 outside the United States.


COMPETITION

Our competitors include other Internet service providers with a significant national or global presence that focuses on business customers, such as IBM, Digex, Cable & Wireless, Akamai, Colt, EDS and Equinix. Our competitors also include telecommunications companies, such as AT&T, British Telecom, Level 3, MCI and Sprint. We believe that competition is based upon a number of factors, including price, quality of service and financial stability.

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


TRADEMARKS AND PATENTS

We currently have eight trademark applications and one patent application pending in the United States Patent and Trademark Office. Registration of the same trademarks has been applied for or granted in certain foreign countries. Additionally, the Company acquired the US and European Union registered trademarks of "Aptegrity" and "Minding your E-Business" in the acquisition of Aptegrity, Inc.



OUR CHAPTER 11 BANKRUPTCY REORGANIZATION

On April 8, 2002, the United States Bankruptcy Court for the District of Delaware confirmed our Plan of Reorganization, which became effective on April 25, 2002 (the "Effective Date"). As of the Effective Date, all of our existing securities were cancelled and:

      - Each holder of our 12.5% Senior Notes due 2010 (which we refer to as the "12.5% Senior Notes"), became entitled to receive, in exchange for its claims in respect of the 12.5% Senior Notes, its pro rata share of:

             - $120 million in aggregate principal amount of our 11% Senior Secured Notes due 2008, which we refer to as the 11% Senior Notes, and

             - 13,991,000 shares of our common stock, representing 85% of the shares of our common stock issued and outstanding following the Effective Date;

      - Each holder of shares of our preferred stock outstanding immediately prior to the Effective Date became entitled to receive, in exchange for its claims in respect of these shares of preferred stock, its pro rata share of 2,304,400 shares of our common stock, representing 14% of the shares of our common stock issued and outstanding following the Effective Date; and

     - Each holder of shares of our common stock outstanding immediately prior to the Effective Date became entitled to receive, in exchange for its claims in respect of these shares of common stock, its pro rata share of 164,600 shares of our common stock, representing 1% of the shares of our common stock issued and outstanding following the Effective Date.

The Plan provides that all of the shares of our common stock are subject to dilution by the exercise of management incentive stock options, representing up to 10% of the shares of our issued and outstanding common stock on a fully-diluted basis following the Effective Date. As of September 30, 2003, the number of outstanding options representing the right to acquire 1,101,756 shares of common stock had been granted to members of our management. None of the options granted can be exercised prior to an approval of the Company's 2003 Stock Option Plan by the stockholders.

A total of 16,460,000 shares of our common stock and $120 million in aggregate principal amount of the 11% Senior Notes were deemed to be issued and outstanding on the Effective Date. As of September 30, 2002, however, no shares of our common stock or 11% Senior Notes had been distributed. In October 2002, we distributed a total of 16,295,400 shares of common stock and $120 million in aggregate principal amount of 11% Senior Notes. Pursuant to the terms of a Stipulation and Order that we entered into with the lead plaintiffs in the class action lawsuit described in "Item 3 - Legal Proceedings", 229,452 of these shares of common stock and $1,968,000 in aggregate principal amount of the 11% Senior Notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, then we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of common stock and 11% Senior Notes held in escrow. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date, which are allocable under the terms of the Plan to the holders of our common stock outstanding immediately prior to the Effective Date of the Plan, will occur following the resolution of the shareholder derivative suit against our company and certain of our former officers and directors described in "Item 3 - Legal Proceedings."

Through October 3, 2003, we had repurchased approximately $26 million in aggregate principal amount of our 11% Senior Notes and related accrued interest of approximately $1.9 million for an aggregate purchase price of approximately $20.1 million, and had issued approximately an additional $11.3 million in 11% Senior Notes in payment of accrued interest on the 11% Senior Notes. The indenture governing the 11% Senior Notes requires interest to be paid in kind through 2004, and permits interest to be paid in kind for two year thereafter at the discretion of our Board of Directors.

                                  RISK FACTORS

Our business, financial condition, results of operations and cash flows may be adversely affected by various risks, including those set forth below.

We have a history of losses which we expect to continue in the future.

We have experienced significant losses since we began operations and expect to continue to incur losses for the foreseeable future. For the year ended September 30, 2003, the Company had a net loss of approximately $25.3 million and an accumulated deficit as of September 30, 2003 of approximately $46.4 million. Our ability to reduce our losses depends on our ability to reduce our indebtedness and operating expenses or increase our revenue base. If we are unable to reduce expenses sufficiently or build up our revenue base, we may never become profitable and may eventually become unable to meet our financial obligations.

We may lose customers or have our existing customers reduce their level of spending on our services.

We have experienced and may continue to experience declines in revenue due to customers leaving us or staying with us but choosing to decrease their spending on our services. One of our biggest challenges is to limit these revenue declines. Continued declines in revenue could harm our business, financial condition, and results of operations.

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

Our outstanding debt obligations restrict our financial and operating flexibility.

As of September 30, 2003, we had $141.9 million of outstanding indebtedness. Our indebtedness could:

      - limit our ability to obtain additional financing to operate or grow our business;

      - require us to use the proceeds of certain asset sales to redeem indebtedness;

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

Covenants in the indenture governing the 11% Senior Notes restrict our ability to borrow and invest, which could severely impair our ability to expand or finance our future operations.

The indenture governing the 11% Senior Notes contains a number of covenants that impose significant operating and financial restrictions on us and our subsidiaries. These restrictions significantly limit, and in some cases prohibit, among other things, our ability to incur additional indebtedness, create liens on assets, dispose of assets, enter into business combinations or engage in certain activities with our subsidiaries.

Our leverage may increase as a result of the payment of interest in kind.

The indenture under which our 11% Senior Notes were issued requires us to pay interest in kind through 2004 and permits us to pay interest in kind at the discretion of our Board of Directors through 2006. The additional issuances of 11% Senior Notes could further restrict our financial and operating flexibility and make it more difficult to meet our financial obligations upon the maturity of the 11% Senior Notes.

We may make investments or acquisitions that are not successful.

In order to increase our revenue base, we may make investments in or acquire businesses, products, services or technologies. Consequently, we are subject to the following risks:

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

As a result of various financial accounting complexities, accounting staff turnover and accounting staff shortages, we experienced material weaknesses in our accounting and internal control environment in summer 2003 that resulted in the delay and late filing of SEC reports filed during summer 2003.

Since the Company's emergence from bankruptcy effective April 25, 2002, the Company has had to face many challenging and complex accounting and financial reporting issues, including fresh start accounting, restructuring and the restatement of amounts in its financial statements as of and for the quarter ended March 31, 2002. In addition, the Company has experienced significant turnover in its financial reporting staff, as well as limited management resources. The Company fell behind in its SEC reporting for the year ended September 30, 2002, and experienced difficulty in catching up with its filing obligations for the year ended September 30, 2002 while fulfilling its responsibilities for fiscal 2003. The combined effect of these challenges placed a strain on our internal accounting resources in summer 2003 and resulted in further delays in the preparation and filing of periodic reports that were filed in summer 2003. The strain on our internal accounting resources and the delays in the preparation and filing of periodic reports created material weaknesses in our accounting and internal control environment in summer 2003. For further information concerning our internal controls, see Item 9A of Part II.

As a result of our application of fresh start accounting under American Institute of Certified Public Accountants Statement of Position no. 90-7, "Financial Reporting By Entities In Reorganization Under The Bankruptcy Code" (otherwise known as "SOP No. 90-7"),as of May 1, 2002, our financial statements as of and for periods subsequent to May 1, 2002 are not comparable to our financial statements as of and for periods prior to May 1, 2002.

In connection with our emergence from bankruptcy on April 25, 2002, we have applied the principles of SOP 90-7 as of May 1, 2002. Accordingly our financial statements for periods subsequent to May 1, 2002 are not comparable to our financial statements for periods prior to May 1, 2002. This may make it more difficult for third parties to assess our financial performance.

Our reorganization may have adversely affected some of our relationships with customers and suppliers, and may continue to affect the way we are viewed in the market.

The continuing impact of our April 2002 bankruptcy reorganization cannot be accurately quantified. However, our bankruptcy may have adversely affected our ability to negotiate favorable terms with vendors or retain existing customers and may continue to affect the way we are perceived or the contractual terms that are available to us.

Our business could suffer from a loss of management personnel.

Since our emergence from bankruptcy, we have undergone a number of changes in management as well as reductions in staffing. As a result, our business has suffered, and could continue to suffer, from a lack of continuity in management as well as from the relative thinness of our management structure. We may have difficulty finding replacements for the management resources we have lost. The loss or unavailability to us of any member of our senior management team could have a significant adverse effect on our business.

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

Competition for the Internet services that we provide is intense and we expect that competition will continue to be intense, which could result in our encountering significant pricing pressure.

Our competitors include other Internet service providers with a significant national or global presence that focus on business customers, such as IBM, Digex, EDS and Equinix. Our competitors also include telecommunications companies, such as AT&T, British Telecom, Level 3, Cable and Wireless, MCI and Sprint. Many of our existing competitors, as well as a number of potential new competitors, have:

      -  longer operating histories;

      -  greater name recognition;

      -  larger customer bases;

      -  larger networks;

      -  more and larger facilities; and

      -  significantly greater financial, technical and marketing resources.

New competitors, including large computer hardware, software, media and other technology and telecommunications companies, may enter our market and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, we expect to continue to encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our services. For example, telecommunications companies may be able to provide customers with reduced communications costs in connection with their Internet access services, significantly increasing pricing pressures on us. We may not be able to offset the effects of any price reductions with an increase in the number of our customers, higher revenue from value-added services, cost reductions or otherwise. In addition, Internet access service businesses are likely to encounter consolidation in the near future, which could result in increased price and other competition.

Our success will depend on our ability to integrate, operate and maintain and/or upgrade our network and facilities, and our failure to do so could adversely affect our entire business.

A key element of our business strategy is the maintenance and upgrading of our facilities and network, which has required, and will continue to require, management time and the periodic expenditure of capital. Any interruption in our ability to deliver services over our network due to market disruptions or third party insolvencies may make us less attractive to future customers and may hamper our ability to retain our current customers which, in turn, could adversely affect our entire business.

Our business could be adversely affected by price increases or service interruptions in our telecommunications service.

Our existing network relies entirely on many third party data communications and telecommunications providers, located in the United States and abroad. These carriers are subject to price constraints, including tariff controls, that in the future may be relaxed or lifted. In addition, certain of these providers, including MCI and Global Crossing and Cable and Wireless have filed for protection under Chapter 11 under the U.S. Bankruptcy Code, which may affect the availability and quality of the services that these entities provide. Price increases or the lack of service availability and quality could adversely affect the costs of maintaining our network and our ability to maintain or grow our business.

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

Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facilities in New York City, New York; Atlanta, Georgia; Santa Clara, California; and London, England. While we have taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, our inability to acquire fuel for our backup generators, telecommunications failure, terrorist attacks and similar events. We also lease telecommunications lines from local, regional and national carriers, whose service may be interrupted. Our business, financial condition and results of operations could be harmed by any damage or failure that interrupts or delays our operations.

The Company's dependence on a limited number of suppliers exposes it to possible interruptions that could delay or prevent it from providing its services.

Approximately 38% of the Company's cost of revenues for the fiscal year September 30, 2003 is derived from services provided by 2 major telecommunication carriers. While the Company believes that most of these services can be obtained from other alternative carriers, an interruption in service from one of these carriers or other suppliers could limit the Company's ability to serve its customers, which would adversely affect the Company's results of operations.

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

Our business depends on the continued growth, use and improvement of the Internet.

Our services are targeted toward businesses that use the Internet. The Internet is subject to a high level of uncertainty and is characterized by rapidly changing technology, evolving industry standards and frequent new service introductions. Accordingly, we are subject to the risks and difficulties frequently encountered in new and rapidly evolving markets.

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

      -  concern over the financial viability of Internet service providers.

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

There are an increasing number of laws and regulations pertaining to the Internet. These laws or regulations relate to liability for content and information received from or transmitted over the Internet, user privacy and security, taxation, the enforcement of online contracts, consumer protection and other issues concerning services. The government may also seek to regulate some aspects of our activities as basic telecommunications services. Moreover, the applicability to the Internet of existing laws governing copyright, trademark, trade secret, obscenity, libel, consumer protection, privacy and other issues is uncertain and developing. We cannot predict the impact that future regulation or regulatory changes may have on our business.

We may be liable for violating the intellectual property rights of third parties.

Despite our reasonable efforts to protect the intellectual property that is important to the operation of our business, a third party may bring a claim of infringement against us or any of our material suppliers. If such a claim were brought against us or one of our material suppliers, we could be forced to pay for a license to continue using the intellectual property. There is no guarantee that we could obtain such a license, or that it would be available on reasonable terms. Alternatively, we could be forced to defend ourselves against infringement claims, which could be costly and which could result in us having to pay damages to third parties.

We may be liable for the material that our customers distribute over the Internet.

The law relating to the liability of online service providers, private network operators and Internet service providers for content and information carried on or disseminated through their networks is currently unsettled. While we have taken steps to contractually limit our liability in these areas, we may become subject to legal claims relating to the content of the web sites we host. For example, lawsuits could be brought against us claiming that material inappropriate for viewing by young children can be accessed from the web sites that we host. Claims could also involve matters such as defamation, invasion of privacy, copyright and trademark infringement. Internet service providers have been sued in the past, sometimes successfully, based on the material disseminated over their networks. We may take additional measures to reduce our exposure to these risks, which could be costly or result in some customers not doing business with us. In addition, defending ourselves against claims, or paying damage awards to third parties, could strain our management and financial resources.

Our failure to address the risks involved with our international operations could adversely affect these operations.

Because we have limited experience operating in markets outside the United States and the United Kingdom, we may have difficulty adapting our services to different international market needs. We may also be unsuccessful in our efforts to market and sell these services to customers abroad. In addition, we may find it more difficult and expensive to hire and train employees and to manage international operations together with our United States operations. If we fail to successfully address these risks, our international operations may be adversely affected.

Our results of operations fluctuate on a quarterly and annual basis and we may continue to experiencing fluctuations in our future quarterly and annual results of operations, which could affect the market price of our securities.

Our results of operations fluctuate on a quarterly and annual basis. We may continue to experiencing fluctuations in our future quarterly and annual results of operations due to a variety of factors, many of which are outside our control, including:

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

      - licenses and permits required to construct facilities, deploy networking infrastructure or operate in the United States and foreign countries; and

      -  other general economic factors.

Fluctuations in our quarterly or annual results as a result of one or more of these factors could affect the market price of our securities.

Because our common stock is thinly traded, prices are more likely to be volatile and it may be harder to sell any sizable number of shares.

Our common stock is currently traded on the Over the Counter Bulletin Board. Because of the relatively small number of shares that are traded, prices may be volatile and it may be difficult to find a purchaser for any sizable amount of the stock.

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

ITEM 2. PROPERTIES

In July 1998, we purchased the land and the approximately 155,000 gross square foot building located at 139 Centre Street, New York, New York. Construction at this facility was completed in July 1999 and the building houses an Internet data center and offices for our executive, technical, sales and administrative personnel. In December 2002 we retained the services of a real estate broker to lease office space equivalent to approximately one third of our 139 Centre Street facility. As of November 30, 2003, we had leased or contracted to lease office space of approximately 25% of this facility to third parties for periods ranging between 3 to 7 years. The estimated average annualized rental income is approximately $0.9 million.

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

In August 2000, in connection with our acquisition of Comstar.net, Incorporated, we acquired our existing leases for an Internet data center in Atlanta containing approximately 5,000 gross square feet of space.

In September 2000 we purchased the land and the approximately 187,000 gross square foot building located at 415 Greenwich Street, New York, New York (the "Greenwich Street Property"). Construction at the Greenwich Street Property was completed during 2001. In December 2002, we retained the services of a real estate broker to explore the possibility of a sale or lease of the Greenwich Street Property. On October 10, 2003, the Company entered into an agreement to sell the Greenwich Street Property to Heritage Partners for $60 million in cash. On October 20, 2003, the Company received the consent of the holders of a majority of the Company's 11% Senior Notes to the proposed sale. The transaction is subject to various closing conditions. The Company expects to use the net proceeds to repurchase a portion of the 11% Senior Notes, to pay the third party investor in the Greenwich Street Property and for working capital.

In November 2003, the Company assumed Aptegrity's lease of approximately 5,600 square feet in Fairfield, New Jersey for approximately $11,000 a month ending December 2006.

We believe that the facilities that we plan to continue to occupy are adequate for our current and foreseeable needs and that additional space will be available, either through leasing or purchasing, when needed.

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

On June 25, 2002, we entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit. The Stipulation and Order provides that 229,452 shares of our common stock and $1,968,000 in aggregate principal amount of the 11% Senior Notes will be held in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of our common stock and the 11% Senior Notes being held in escrow.

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

On June 12, 2002, Robert B. Bell, a former officer and director of our Company, filed a complaint in the United States District Court for the Southern District of New York, entitled Robert B. Bell v. Arnold M. Bressler, as Trustee, and Globix Corporation, alleging breach of contract claims related to the failure to make payments under a trust, which we refer to as the Rabbi Trust, that we formed pursuant to an employment agreement with Mr. Bell. In addition, in connection with the same underlying issues, on July 24, 2002 we filed a complaint in the United States Bankruptcy Court for the District of Delaware entitled Globix Corporation v. Arnold N. Bressler, as Trustee of the Globix Corporation Rabbi Trust and Robert B. Bell. Subsequently, these litigations were consolidated in the United States Bankruptcy Court matter.

This consolidated action was also settled on June 13, 2003. As a result of the settlement, Mr. Bell received a distribution of approximately $990,000 and we received a distribution of approximately $1,700,000 from the Rabbi Trust.

On February 6, 2003, a putative derivative suit was filed in New York State Supreme Court (County of New York) against our company, as nominal defendant, and Lehman Brothers Inc., Chase Securities, Inc., Credit Suisse First Boston Corporation, Merrill Lynch Pierce Fenner & Smith Incorporation, Salomon Smith Barney Inc. and ABN Amro Securities LLC (as successor to ING Barings, LLC), the initial purchasers in our February 2000 offering of the 12.5% Senior Notes. The suit alleges that the underwriting discount granted to the initial purchasers of the 12.5% Notes violated Section 5-531 of the New York General Obligations Law, which limits the amount that can be charged by a loan broker. On March 6, 2003, the plaintiff and the initial purchasers entered into a tolling agreement that would result in the dismissal of the action without prejudice pending action on a motion to dismiss an amended complaint submitted in a similar case involving debt securities issued by another corporation. On March 13, 2003, the court dismissed the action without prejudice. On July 17, 2003, the plaintiff and the initial purchasers extended their tolling agreement to allow the plaintiff to re-file a complaint against the Company at any time during a period of ten days following the disposition on appeal in the case involving the other corporation. We do not anticipate that the Company will incur any liability in connection with this matter.

On November 12, 2003, we were served with a complaint filed in the United States Court for Southern District of New-York, entitled Alfred G. Binford v. Globix Corporation, alleging breach of contract claims related to the failure to make payments under an employment letter, as amended, seeking damages in the amount of $2,113,000. Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows. The Company has accrued its estimated liability for its insurance deductible.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of Globix's fiscal year ended September 30, 2003 there were no matters submitted to a vote of security holders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMOM EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information. Our common stock is traded on the OTC Bulletin Board under the symbol GBXX. Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Our common stock outstanding immediately prior to the Effective Date of the Plan was cancelled as of the Effective Date of the Plan. The first reported trade of our common stock following the Effective Date of the Plan occurred on October 31, 2002.

     The following table sets forth the high and low closing sale prices for our common stock as reported by Nasdaq for the periods indicated:

          2003                                      High            Low
          ----                                    ---------       --------
     First Quarter............................      2.50            1.25
     Second Quarter...........................      2.95            2.00
     Third Quarter............................      3.10            1.70
     Fourth Quarter...........................      3.25            2.66


(b) Number of Holders of Common Stock. On September 30, 2003, there were 337 record holders of our common stock. In addition, the Plan provides that the 268 record holders of the common stock of the Company on the Effective Date of the Plan will be entitled to receive, in exchange for claims in respect of such stock, their pro rata portion (which, under the terms of the Plan, may be equal to zero) of 164,600 shares of the common stock following the Effective Date. While the distribution of these shares will not occur until the resolution of the shareholders' class action suit described in "Item
     3 - Legal Proceedings", we estimate that the total number of holders of our common stock following this distribution will be approximately 431.

(c) Other than payment of dividends on shares of our preferred stock that were cancelled pursuant to the Plan, we have not historically paid dividends, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, expand our business and repay the 11% Senior Notes. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors deems relevant. In addition, under the terms of the 11% Senior Notes, our ability to pay cash dividends is contractually limited. It is not anticipated that cash dividends will be paid to the holders of our common stock in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected historical consolidated financial data as of and for the year ended September 30, 2003 (Successor Company), five months ended September 30, 2002 (Successor Company), the seven months ended April 30, 2002 (Predecessor Company) and as of and for the fiscal years ended September 30, 2001, 2000 and 1999 (Predecessor Company) have been derived from our audited consolidated financial statements and related notes. This information should be read together with, and is qualified in its entirety by reference to, our consolidated financial statements that are included elsewhere in this annual report and the notes thereto and the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As a result of the application of fresh start accounting under SOP No. 90-7 as of May 1, 2002 our financial results for the fiscal year ended September 30, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For the purposes of this annual report and the financial statements and related notes contained in this annual report, references to the "Predecessor Company" are references to our company for periods prior to April 30, 2002 (the last day of the calendar month in which we emerged from bankruptcy) and references to the "Successor Company" are references to our company for periods subsequent to April 30, 2002. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements.

               SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
         (In thousands of U.S. dollars, except share and per share data)


                                               Successor Company                     Predecessor Company
                                            -----------------------   -------------------------------------------------
                                                            Five        Seven
                                               Year        Months       Months        Year         Year          Year
                                               Ended        Ended        Ended        Ended        Ended         Ended
Consolidated Statement of                  September 30, September 30, April 30,  September 30, September 30, September 30,
  Operations Data:                             2003         2002         2002          2001        2000          1999
                                           ------------  ------------  --------   ------------  ------------  ------------
Revenue                                     $   60,177   $   30,723   $   51,273   $  104,210   $   81,287   $   33,817
Operating costs and expenses:
  Cost of revenues (excluding
    depreciation, amortization,
    payroll and occupancy shown below)          19,990       10,458       22,123       40,609       42,513       22,184
  Selling, general and administrative           44,430       29,313       57,206      124,821       98,113       36,495
  Loss (gain) on impairment of assets                -            -        2,578        3,500            -            -
  Restructuring and other charges (credits)     (1,020)           -       24,834       56,109            -            -
  Depreciation and amortization                 15,523        6,060       28,115       36,657       18,228        6,329
                                            ----------   ----------   ----------   ----------   ----------   ----------
Total operating costs and expenses              78,923       45,831      134,856      261,696      158,854       65,008
  Other operating income                           345            -            -            -            -            -
                                            ----------   ----------   ----------   ----------   ----------   ----------
Loss from operations                           (18,401)     (15,108)     (83,583)    (157,486)     (77,567)     (31,191)
  Interest and financing expense, net          (13,962)      (5,866)     (32,487)     (51,846)     (33,082)     (18,386)
  Other income (expense)                         1,232         (157)        (509)      (1,379)       1,779        6,192
  Gain (loss) on debt discharge                  6,023            -      427,066            -      (17,577)           -
  Reorganization items                               -            -       (7,762)           -            -            -
  Fresh start accounting adjustments                 -            -     (148,569)           -            -            -
  Minority interest in subsidiary                    -            -        5,778            -            -            -
                                            ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes and
  cumulative effect of a change in
  accounting principle                         (25,108)     (21,131)     159,934     (210,711)    (126,447)     (43,385)
Income tax expense                                 167            -            -            -            -            -
                                            ----------   ----------   ----------   ----------   ----------   ----------
Income (loss) before cumulative effect
  of a change in accounting principle          (25,275)     (21,131)     159,934     (210,711)    (126,447)     (43,385)
Cumulative effect of a change in
  accounting principle                               -            -            -       (2,332)           -            -
                                            ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss)                              (25,275)     (21,131)     159,934     (213,043)    (126,447)     (43,385)
  Dividends and accretion on
    preferred stock                                  -            -       (3,178)      (7,104)      (5,768)           -
                                            ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) attributable to
  common stockholders                       $  (25,275)  $  (21,131)  $  156,756   $ (220,147)  $ (132,215)  $  (43,385)
                                            ==========   ==========   ==========   ==========   ==========   ==========
Earnings (loss) per common share:
  Basic:
    Before cumulative effect of a
      change in accounting principle        $    (1.54)  $    (1.28)  $     3.96   $    (5.66)  $    (3.73)  $    (1.73)
    Cumulative effect of a change in
      accounting principle                           -            -            -        (0.06)           -            -
                                            ----------   ----------   ----------   ----------   ----------   ----------
Basic earnings (loss) per share
  attributable to common stockholders       $    (1.54)  $    (1.28)  $     3.96   $    (5.72)  $    (3.73)  $    (1.73)
                                            ==========   ==========   ==========   ==========   ==========   ==========
Weighted average common shares
  outstanding - basic                       16,460,000   16,460,000   39,618,856   38,476,909   35,484,040   25,116,800
                                            ==========   ==========   ==========   ==========   ==========   ==========
  Diluted:
    Before cumulative effect of a
      change in accounting principle        $    (1.54)  $    (1.28)  $     3.30   $    (5.66)  $    (3.73)  $    (1.73)
    Cumulative effect of a change in
      accounting principle                         --            --           --        (0.06)          --           --
                                            ----------   ----------   ----------   ----------   ----------   ----------
Diluted earnings (loss) per share
  attributable to common stockholders       $    (1.54)  $    (1.28)  $     3.30   $    (5.72)  $    (3.73)  $    (1.73)
                                            ==========   ==========   ==========   ==========   ==========   ==========
Weighted average common shares
  outstanding - diluted                     16,460,000   16,460,000   48,507,456   38,476,909   35,484,040   25,116,800
                                            ==========   ==========   ==========   ==========   ==========   ==========
Other Consolidated Financial Data:

Net cash provided by (used in)
  operating activities                      $  (12,188)  $    3,679   $  (59,684)  $ (140,543)  $  (94,318)  $  (36,897)
Net cash provided by (used in)
  investing activities                      $     (858)  $   (6,461)  $    5,842   $ (113,271)  $ (149,939)  $  (58,774)
Net cash provided by (used in)
  financing activities                      $  (10,539)  $   (2,279)  $   (4,946)  $      387   $  509,395   $  135,589

Consolidated Balance Sheet Data:

Cash, cash equivalent, short-term
  investments and marketable securities     $   33,260   $   54,281                $  113,112   $  378,510   $  111,412
Restricted cash and investments             $    6,928   $    9,097                $   33,870   $   43,178   $   45,039
Working capital                             $   28,449   $   42,421                $   78,340   $  366,139   $  101,216
Total assets                                $  222,282   $  262,720                $  552,988   $  729,591   $  302,518
Current portion of long-term debt           $    1,510   $    1,520                $    6,687   $    2,173   $    2,088
Long-term debt, less current portion        $  140,389   $  151,274                $  630,750   $  621,809   $  161,005
Mandatory redeemable convertible
  preferred stock                           $       --   $       --                $   83,230   $   76,042   $       --
Stockholders' equity (deficit)              $   53,351   $   72,547                $ (237,325)  $  (18,030)  $  106,405


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes and "Selected Consolidated Financial and Operating Data" appearing elsewhere in this annual report. The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and our industry. Our results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties discussed in "Risk Factors" and elsewhere in this annual report. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

As is more fully discussed in Note 1 ("Basis of Presentation") to the consolidated financial statements, we reported under fresh start accounting pursuant to SOP 90-7 as of May 1, 2002 resulting in a change in the basis of accounting in the underlying assets and liabilities of our Company at the Effective Date of the Plan. Accordingly, the financial statements of the Successor Company and the Predecessor Company are not comparable. Where appropriate, we have combined the actual results of operations for the Successor Company for the five months ended September 30, 2002 and the Predecessor Company for the seven months ended April 30, 2002 as pro forma combined 2002 operating results in order to present a more meaningful comparative analysis to the operating results of the prior fiscal year. Successor Company and Predecessor Company financial data are derived from the consolidated financial statements that appear elsewhere in this annual report. In addition to the basis in accounting differences noted above, our operating results for fiscal 2002 were significantly impacted by:

     - items associated with the Predecessor Company's bankruptcy, including debt discharge, restructuring activities and other charges related to certain bankruptcy activities and certain changes in accounting estimates recorded in the third quarter fiscal 2002; and

     - the Successor Company recognizing the effects of reduced depreciation, additional amortization and reduced interest expense arising from the revaluation of our assets and liabilities and the reduced amount of the Successor Company's outstanding debt following the Effective Date.

OVERVIEW

Our Company was founded in 1989 and undertook a major expansion plan in 1998 in order to more aggressively pursue opportunities resulting from the growth of the Internet. In April 1998, we completed a $160.0 million offering of 13.0% Senior Notes due 2005, which we refer to as the 13% Senior Notes. In July 1999, we completed construction of our initial Internet data center facilities in New York City, New York; Atlanta, Georgia; Santa Clara, California; and London, England and began operations at each facility.

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

The largest component of our total revenue is complex hosting services and connectivity, including both minimum committed amounts and overages. In addition to fees based on bandwidth usage, we charge certain customers monthly fees for the use of our physical facilities, which we refer to as complex hosting. Our complex hosting contracts typically range from one to three years. The second largest component of our total revenue is dedicated Internet access services to business customers. Our dedicated access customers typically sign one or two-year contracts that provide for fixed, monthly-recurring service fees and a one-time installation fee. Application services are charged on a monthly fixed price, time and material or upon completion of a project.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical accounting policies and estimates:

Revenue Recognition

Revenue consists primarily of managed hosting and dedicated Internet access fees, sales of systems administration and application services such as streaming media, network security and administration and network monitoring.

We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 101 "Revenue Recognition in Financial Statements," as amended. SAB No. 101 expresses the view of the Securities and Exchange Commission's staff in applying accounting principles generally accepted in the United States of America to certain revenue recognition issues. Under the provisions of SAB No. 101, set up and installation revenue are deferred and recognized over the estimated length of the customer relationship, which in the case of our business is approximately 36 months. Prior to April 30, 2002, the estimated length of the customer relationship was 12-18 months. Effective October 1, 2000, we changed our revenue recognition method for set up and service installation fees upon the adoption of SAB No. 101. Prior to our adoption of SAB No. 101, we recognized revenue immediately upon completion of set up or installation. The change in accounting principle resulted in a revenue deferral and cumulative effect charge totaling $2.3 million, or $0.06 per share, which was reflected in our consolidated statements of operations for the fiscal year ended September 30, 2001. Our adoption of SAB No. 101 decreased our net loss by $0.5 million for the fiscal year ended September 30, 2001. The effect of our adoption of SAB No. 101 for the fiscal year ended September 30, 2000 was not material.

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

Intangible assets of the Successor Company are as follows:

     -   trademarks and trade name;

     -   network build-out/know-how; and

     -   customer contracts.

We amortize intangible assets by the straight-line method over their estimated useful life. Trademarks and trade name are amortized over a period of 15 years, network build-out/know-how is amortized over eight years and the customer contracts are amortized over three years.

Estimates

The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Use of estimates and assumptions include, but are not limited to, allowance for doubtful accounts, credit reserve and deferred tax valuation allowance.

Allowance for doubtful accounts

At each reporting period we evaluate on a specific basis the economic condition of our customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the questionable amount. In addition we maintain a general bad debt reserve, which is based on the aging of our customers receivables. As of September 30, 2003 and 2002 the balance of bad debt reserve amounted to approximately $2.6 million for both periods.

Credit reserve

During each reporting period we must make estimates of potential future credits which will be issued in respect of current revenues. We analyze historical credits and changes in customer demands regarding our current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, we reserve the estimated credit amount against revenues in the current period.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Management currently estimates that it is more likely than not that these assets will not be realized in the foreseeable future and accordingly a 100% valuation allowance is recorded against the deferred tax assets.

FISCAL YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2002

Revenue

Revenue for the fiscal year ended September 30, 2003 decreased 26.6% to $60.1 million from $82.0 million for the fiscal year ended September 30, 2002. This decrease in revenues was mainly attributable to customer churn which accounted for $19.8 million, or approximately 90.4% of our revenue decrease. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. During fiscal 2003 our monthly churn averaged approximately 1.7%. Of this average monthly churn, 1.8% was related to downgrades, 3.2% was related to cancellations, partially offset by decreases in churn of 1.7% and 1.6% related to new and upgraded contracts, respectively. Revenue also declined due to a decrease in lower margin hardware and software sales. Hardware and software sales decreased $2.1 million, or 77.3%, as a result of our shift away from lower margin hardware and software sales. This decrease accounted for 9.6% of our total revenue decline.

Cost of Revenue and Gross Margin

Cost of revenue for the fiscal year ended September 30, 2003 decreased to $20.0 million from $32.6 million for the fiscal year ended September 30, 2002. A decrease of $10.8 million or 85.7% of our cost of revenue decrease, realized within non-hardware related costs reflects our continued focus on network reconfiguration. A decrease of $1.8 million, or 14.3% of our cost of revenue decrease, in hardware costs reflects our shift away from lower margin hardware sales. Gross margin increased to 66.8% for the fiscal year ended September 30, 2003 from 60.0% for the fiscal year ended September 30, 2002. The increase is gross margin is primarily attributable to the movement away from lower margin products and the reduction of network cost as a result of our focus on network reconfiguration. During fiscal year 2003 the Company sold its DSL services in the second quarter and shifted away from hardware sales, both low margin products. In addition the Company reduced certain network costs through contract renegotiations with certain major vendors.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $44.4 million, or 73.8% of revenue, for the year ended September 30, 2003, compared to $29.3 million, or 95.4% of revenue, for the five months ended September 30, 2002. For the seven month period ended April 30, 2002, selling, general and administrative expenses were $57.2 million, or 111.6% of revenue. For the fiscal year ended September 30, 2002 selling, general and administrative expenses totaled $86.5 million, or 105.5% of revenue.

The decrease in selling, general and administrative expenses as a percentage of revenue for the fiscal year ended September 30, 2003 from both the five month period ended September 30, 2002 and the seven month period ended April 30, 2002, was in part due to a decrease in salaries and benefits in connection with our restructuring efforts, which focused on significant reductions in facilities and personnel. During the year ended September 30, 2003, salaries and benefits were $21.3 million, or 35.5% of revenue, as compared to $12.4 million, or 40.0% of revenue, in the five month period ended September 30, 2002. For the seven month period ended April 30, 2002, salaries and benefits were $33.7 million, or 66.0% of revenue. For the fiscal year ended September 30, 2002, salaries and benefits totaled $46.1 million, or 56.0% of revenue. The number of our employees decreased from approximately 262 as of September 30, 2002 to approximately 209 as of September 30, 2003.

For the year ended September 30, 2003, bad debt expense was $1.9 million, representing 3.1% of revenue, compared to $1.9 million, or 6.0% of revenue, for the five month period ended September 30, 2002. For the seven month period ended September 30, 2002, bad debt expense was $4.3 million, or 8.0% of revenue. For the fiscal year ended September 30, 2002, bad debt expense was $6.2 million, or 8.0% of revenue. The decrease in bad debt expense for the fiscal year ended September 30, 2003 was partially attributable to improvements in collections as well as a proactive reduction in the number of high risk customer account receivable balances.

Restructuring and Other Expenses

We recorded a reversal in fiscal 2003 of approximately $1.0 million to our previously recorded restructuring charges. Reversals related to contract settlement charges in the amount of $0.8 million and facility closings charges of $0.2 million were primarily for settling certain facility contracts and purchase commitments for amounts lower than originally planned.

Depreciation and Amortization

Depreciation and amortization in the year ended September 30, 2003 was $15.5 million or 25.8% of revenue, as compared to $6.1 million, or 20.0% of revenue, in the five month period ended September 30, 2002. Depreciation and amortization in the seven month period ended April 30, 2002 was $28.1 million or 55.0% of revenue. For the fiscal year ended September 30, 2002, depreciation and amortization was $34.2 million, or 41.7% of revenue. The decrease in depreciation and amortization expenses for the fiscal year 2003 compared to the fiscal year 2002 was attributable to a decrease in our capital spending in connection with our restructuring plan as well as the impact of fresh start accounting, in particular the revaluation of our tangible and intangible assets as of April 30, 2002.

Other operating income

Other operating income resulted from the sale of DSL customer accounts in the amount of $345 thousands during the fiscal year ended September 30, 2003.

Interest and Financing Expense and Interest Income

Interest and financing expense for the year ended September 30, 2003 was $15.1 million, or 25.2% of revenue, compared to $6.7 million, or 22.0% of revenue, in the five months ended September 30, 2002. Interest and financing expense in the seven month period ended April 30, 2002 was $34.5 million, or 67.0% of revenue. For the fiscal year ended September 30, 2002, interest and financing expense totaled $41.2 million, or 50.0% of revenue. The decrease in interest and financing expense was primarily attributable to the reduction in our outstanding indebtedness pursuant to the Plan and to the repurchase of approximately $19 million in principal value of the 11% Senior Notes during the fiscal year 2003.

Interest income in the year ended September 30, 2003 was $1.2 million, or 2.0% of revenue, compared to $0.8 million, or 2.6% of revenue, in the five month period ended September 30, 2002. Interest income in the seven month period ended April 30, 2002 was $2.0 million, or 4.0% of revenue. For the fiscal year ended September 30, 2002, interest income was $2.8 million, or 3.0% of revenue. This decreasing trend was primarily attributable to the reduced amount of our cash investments and the impact of declining interest rates as compared to the prior fiscal year.

Other Income (Expense)

Other income in the year ended September 30, 2003 was $1.2 million compared to an expense of $0.6 million in the fiscal year ended September 30, 2002. This increase is due primarily to write-offs of strategic investments in the amount of $490 thousand in the prior period and insurance receipts in the amount of $88 thousand associated with the September 11, 2001 terrorist attack received in the current year.

Gain on Discharge of Debt

Gain on discharge of debt was $6 million for the fiscal year ended September 30, 2003. The gain is a direct result of the repurchase of approximately $19 million in principal value of the 11% Senior Notes. We did not recognize any gain on discharge of debt during the five month period ended September 30, 2002. The gain on the discharge of approximately $427.1 million recorded in the seven month period ended April 30, 2002 resulted from the exchange of the 12.5% Senior Notes for the 11% Senior Notes under the Plan.

Income tax expense

Income tax expense for the fiscal year ended September 30, 2003 in the amount of $167 thousands represents our estimated income taxes due in the UK. We did not record any income tax expenses during the fiscal year ended September 30, 2002.

Net Income (Loss) Attributable To Common Stockholders

As a result of the factors described above, we reported net loss of $25.3 million and net loss attributable to common stockholders of $25.3 million, or $1.54 basic and diluted loss per share for the fiscal year ended September 30, 2003, as compared to a net income of $138.8 million and net income attributable to common stockholders of $135.6 million, or $2.67 basic earnings per share and $2.01 diluted earnings per share, respectively, for the fiscal year ended September 30, 2002.

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

Cost of Revenue and Gross Margin

Cost of revenue for the fiscal year ended September 30, 2002 decreased to $32.6 million from $40.6 million for the fiscal year ended September 30, 2001. A decrease of $3.9 million, or 11.0%, realized within non-hardware related costs reflects our continued focus on network reconfiguration. A decrease of $4.2 million, or 64.0%, in hardware costs reflects our shift away from lower margin hardware sales. Gross margin decreased to 60.0% for the fiscal year ended September 30, 2002 from 61.0% for the fiscal year ended September 30, 2001, primarily due to the impact of pricing pressure within the co-location and bandwidth product categories.

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

Depreciation and Amortization

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

Interest and Financing Expense and Interest Income

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

Reorganization Items

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

Other Expenses

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


As of the Effective Date, all of our existing securities were cancelled and:

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

Fiscal year ended September 30, 2003:

As of September 30, 2003, the Company had cash and cash equivalents of approximately $24.5 million compared to approximately $47.6 million on September 30, 2002.

Operating activities

For the fiscal year ended September 30, 2003 net cash used in operating activities was approximately $12.2 million attributable mainly to a net loss of $25.3 and non-cash gains of approximately $6.0 million and $1.0 million for discharges resulting from our repurchase of the 11% Senior Notes and reversal of restructuring accruals recorded in prior years, respectively, offset by depreciation and amortization expenses of approximately $15.5 million, an increase in our provision of doubtful accounts of approximately $1.9 and a non-cash charge of approximately $1.0 recorded in respect of warrants issued to a consultant. Changes in assets and liabilities resulted in an increase to operating cash-flow of approximately $2.0 million.

Investing activities

Cash used for investing activities for the year ended September 30, 2003 amounted to approximately $0.9 million, which attributed mainly to capital expenditures in the amount of approximately $1.2 million.
During October 2003 we reached an agreement to sell our Property located at 415 Greenwich Street, New York, NY for total cash consideration of approximately $60 million. The resulted proceeds are expected to be used to purchase a portion of the 11% Senior Notes, to pay the minority interest investor in the subsidiary owning the Property and for working capital.

On October 31, 2003, the Company paid approximately $2.0 (subject to final settlement) for the acquisition of the business, substantially all of the assets and assume of certain liabilities of Aptegrity, Inc., a provider of web application and operations management services.

Financing activities

Cash used in financing activities for the year ended September 30, 2003 amounted to approximately $10.5 million. Approximately $14.6 million were used to repurchase a portion of our 11% Senior Notes, approximately $0.9 million were used to buy-out certain of our capital leased equipment and approximately $1.1 million were used to amortize scheduled payments under our mortgage and capital lease agreements, offset by a contribution of approximately $6 million from the minority interest investor mentioned above.

On October 3, 2003, we repurchased in the open market for approximately $5.6 million additional portion of our outstanding 11% Senior Notes.

Fiscal year ended September 30, 2002:

Net cash used in operating activities was $59.7 million in the seven months ended April 30, 2002 and net cash provided by operating activities was $3.7 million in the five-month period ended September 30, 2002. Net cash used in operating activities in the fiscal year ended September 30, 2002 was $56.0 million. The primary component of this decrease was the impact of year over year decreases in our losses from operations. Additionally, net cash provided by or used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts and payments, particularly accounts receivable, prepaid expenses and other assets and accounts payable and accrued liabilities. Our net loss was offset by a gain on the discharge of the 12.5% Senior Notes recorded as of the Effective Date of the Plan, as well as by non-cash interest charges on the 12.5% Senior Notes, depreciation and amortization expenses, provisions for uncollectible accounts receivable and non-cash components of restructuring charges.

Net cash provided by investing activities was $5.8 million in the seven-month period ended April 30, 2002 and net cash used in investing activities were $6.5 million in the five-month period ended September 30, 2002. Net cash used in investing activities in the fiscal year ended September 30, 2002 was $0.6 million. The decrease in net cash used in investing activities was primarily attributable to decreased capital spending. Capital expenditures related to our network and facilities were $20.0 million in the seven month period ended April 30, 2002 and $1.4 million in the five month period ended September 30, 2002. Of these amounts, we paid $18.7 million in the seven month period ended April 30, 2002 and $1.2 million in the five month period ended September 30, 2002, in cash. The balance was financed under financing arrangements or remained in accounts payable, accrued liabilities and other long term liabilities at the period end.

Net cash used in financing activities was $4.9 million in the seven month period ended April 30, 2002 and $2.3 million in the five-month period ended September 30, 2002. Net cash used in financing activities for the fiscal year ended September 30, 2002 was $7.2 million. This decrease was primarily attributable to the decrease in capital contributions in a subsidiary in which we own a minority interest. In the seven month period ended April 30, 2002, we repaid certain mortgage and capital lease obligations totaling $4.9 million and settled certain capital lease obligations for $18.7 million in cash. In the five month period ended September 30, 2002, we repaid certain mortgage and capital lease obligations totaling $2.3 million.

We historically have experienced negative cash flows from operations and have incurred net losses. Our ability to generate positive cash flows from operations and achieve profitability is dependent upon our ability to grow our revenue and achieve further operating efficiencies while reducing our outstanding indebtedness and other fixed obligations. We are dependent upon our cash on hand and cash generated from operations to support our capital requirements. Our management believes that we are positioned to maintain sufficient cash flows from operations to meet our operating, capital and debt service requirements for at least the next 12 months. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability, or in attracting new customers or maintaining our existing customer base. Moreover, we have continued to experience significant decreases in revenue and low levels of new customer additions in the period following our restructuring. In the future, we may make acquisitions or repurchase indebtedness of our company which, in turn, may adversely affect our liquidity.


SEGMENT INFORMATION

Our activities fall within one operating segment. The following table sets forth geographic segment information for the year ended September 30, 2003 (Successor Company), five months ended September 30, 2002 (Successor Company), seven months ended April 30, 2002 and for the year ended September 30, 2001(Predecessor Company):

                                  Successor Company               Predecessor Company
                            -----------------------------  -------------------------------
                                             Five Months
                             Year Ended         Ended       Seven Months      Year Ended
                            September 30,   September 30,      Ended         September 30,
                                2003            2002       April 30, 2002        2001
                            -------------   -------------  --------------    -------------
Revenues:
     United States            $ 36,833        $ 20,410        $ 37,747        $  82,020
     Europe                     23,344          10,313          13,526           22,190
                              --------        --------        --------        ---------
     Consolidated             $ 60,177        $ 30,723        $ 51,273        $ 104,210
                              ========        ========        ========        =========

Operating loss:
     United States            $(22,631)       $(15,069)       $(54,433)       $(142,713)
     Europe                      4,230             (39)        (29,150)         (14,773)
                              --------        --------        --------        ---------
     Consolidated             $(18,401)       $(15,108)       $(83,583)       $(157,486)
                              ========        ========        ========        =========

Tangible assets:
     United States            $175,864        $210,521                        $ 439,667
     Europe                     38,260          42,587                           89,953
                              --------        --------                        ---------
     Consolidated             $214,124        $253,108                        $ 529,620
                              ========        ========                        =========


INCOME TAXES

The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal income tax loss carryforwards of approximately $91 million at September 30, 2003. These income tax loss carryforwards expire through 2022. The U.S. Federal income tax loss carryforwards were reduced upon emergence from bankruptcy due to the Internal Revenue Code's rules and regulations related to the cancellation of indebtedness income that is excluded from taxable income. Since the Plan provided for substantial changes in the Company's ownership, the Company's use of its net operating loss carryforward may be limited. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. As of September 30, 2003, the Company also has net operating loss carryforwards of approximately $24.7 million from its United Kingdom Subsidiaries, which do not expire under U.K. tax rules. For financial reporting purposes, income tax benefits through September 30, 2003 related to both U.S. Federal and foreign income tax losses are fully offset by a valuation allowance due to the uncertainty of the Company's ability to realize income tax benefits by generating taxable income in the future.

Our emergence from bankruptcy in fiscal 2002 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for our tax reporting and, therefore, deferred tax items were recognized concurrently with the recognition of the respective fresh start accounting adjustments. In addition, pursuant to SOP-90-7 reversals of the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce intangibles, until exhausted, and thereafter are reported as additional paid in capital as opposed to income tax expense. The balance of the valuation allowance for which this treatment is required was approximately $80 million at September 30, 2003 and 2002.

INDEBTEDNESS

Our indebtedness at September 30, 2003 consisted of approximately $112.3 million in aggregate principal amount of our 11% Senior Notes and approximately $ 5.2 million in related accrued interest. Also included under our indebtedness are, mortgage payable, capital lease obligations and a note payable. Total borrowings at September 30, 2003 were $141.9 million, which included $1.5 million in current obligations and $140.4 million of the 11% Senior Notes, mortgage and other notes payable and long-term capital lease obligations. The indenture governing the 11% Senior Notes requires interest to be paid in kind through 2004, and permits interest to be paid in kind for two year thereafter at the discretion of our Board of Directors. In fiscal 2003 we acquired approximately $ 19 million in aggregate principal amount of our 11% Senior Notes and approximately $1.6 million of related accrued interest for an aggregate purchase price of approximately $14.6 million in open market purchases, and through September 30, 2003 we had issued an additional $ 11.3 million in 11% Senior Notes in payment of accrued interest on the 11% Senior Notes.

In October 2003, we entered into an agreement to sell our Greenwich Street Property for $60 million in cash. We expect to use approximately 90% of the net proceeds of the sale to make an offer to purchase 11% Senior Notes at par plus accrued interest, as required pursuant to the indenture under which the 11% Senior Notes were issued. Consummation of the sale will also eliminate certain obligations that we incurred in connection with the purchase and rehabilitation of the Greenwich Street Property. The closing of the sale of the Greenwich Street Property is expected to take place in the second quarter of fiscal 2004, but is subject to various closing conditions. There can be no assurance that the transaction will be consummated, or that all of the proceeds that we expect to use to purchase 11% Senior Notes will be available for such purpose.


COMMITMENTS

As of September 30, 2003, we had commitments to certain telecommunications carriers totaling $43.0 million payable in various years through 2009. Additionally, we have various agreements to lease facilities and equipment and are obligated to make future minimum lease payments of approximately $73.0 million on operating leases expiring in various years through 2017.

     As of September 30, 2003 we had contractual obligations due in future periods as follows:

                                                         Less than                                      After 5
Contractual Obligations                     Total          1 year       1-3 years      4-5 years         years
11% Senior Notes                          $112,321        $     -        $     -        $     -        $112,321
11% Senior Notes - Accrued Interest          5,182              -              -              -           5,182
Mortgage Payable                            20,187            275            642            768          18,502
Capital Lease Obligations                    1,609          1,235            374              -               -
Operating Leases                            72,965          5,206         10,497         12,842          44,420
Telecommunications Commitments              43,008         13,325         20,952          8,649              82
Note Payable                                 2,600              -          2,600              -               -
                                          --------        -------        -------        -------        --------
Total Contractual Cash Obligations        $257,872        $20,041        $35,065        $22,259        $180,507
                                          ========        =======        =======        =======        ========


RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of free standing financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2003, investments consisted of an investment in a limited partnership that invests in fixed income securities and investments in fixed rate investment grade and government securities denominated in U.S. dollars. At September 30, 2003, the majority of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value.

Marketable securities include our investments in two publicly-traded entities, Edgar On-Line and Globecomm Systems Inc., which are recorded at fair market value. We do not hedge our exposure to fluctuations in the value of our investments in equity securities. As of September 30, 2003 no impairment has been recorded due to those investments as a result of market condition after September 30, 2003.

At September 30, 2003, $6.9 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

We are also subject to market risk associated with foreign currency exchange rates. To date, we have not utilized financial instruments to minimize our exposure to foreign currency fluctuations. We will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future.

We believe that we have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short-term nature of the majority of our investment portfolio. An increase or decrease in interest rates would not significantly increase or decrease interest expense on debt obligations, due to the fixed nature of the substantial majority of our debt obligations.

ITEM 8. FINANCIAL STATEMENTS

Financial Statements are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding a change in accountants in fiscal 2002 was previously reported in a Current Report on Form 8-K dated July 31, 2002. Information regarding a change in accountants in fiscal 2003 was previously reported in a Current Report on Form 8-K dated September 12, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

Since the Company's emergence from bankruptcy effective April 25, 2002, the Company has had to face many challenging and complex accounting and financial reporting issues, including fresh start accounting, restructuring and the restatement of amounts in its financial statements for the quarter ended March 31, 2002. In addition, the Company has experienced significant turnover in its financial reporting staff, as well as limited management resources. The Company fell behind in its SEC reporting for the year ended September 30, 2002, and experienced difficulty in catching up with its filing obligations for the year ended September 30, 2002 while fulfilling its responsibilities for the year ended September 30, 2003. The combined effect of these challenges placed a strain on our internal accounting resources in summer 2003 and resulted in further delays in the preparation and filing of periodic reports that were filed in summer 2003. The strain on our internal accounting resources and the delays in the preparation and filing of periodic reports created material weaknesses in our accounting and internal control environment in summer 2003.

In order to resolve the problems described above, the Company hired a new Senior Accountant in May 2003, a new Controller in July 2003, a new Manager of External Reporting in October 2003 and a new Senior Accountant in November 2003. In addition, the Company has committed to returning to a normal recurring closing timetable that includes formal management reviews and a monthly financial reporting package. Finally, by completing its fiscal 2002 reporting, the Company has significantly reduced the burden on its internal accounting staff.

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

PART III

Please refer to our definitive proxy statement for the annual meeting of stockholders to be held on February 24, 2004, which is expected to be filed with the Securities and Exchange Commission not later than January 28, 2004, for information in response of Items 10 through 14 of Part III. In the event such proxy statement is not filed by January 28, 2004, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

The Company's senior management has approved the Form of Code of Ethics included as Exhibit 14.1 attached hereto and has proposed its adoption by the Company's Board of Directors. Action on the Code of Ethics is expected to take place at the Company's January 2004 Board meeting. Following the adoption of a Code of Ethics by the Board, the Company expects to post its Code of Ethics on its website at www.globix.com.


PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements

See the financial statements beginning on page F-1.

(b) Exhibits

     Exhibit No.                               Exhibit Description
         2.1            Amended Joint Prepackaged Plan of the Company and certain of the Company's subsidiaries, dated April 8, 2002 (3)

         3.1            Amended and Restated Certificate of Incorporation of the Company (4)

         3.2            Amended and Restated Bylaws of the Company (4)

         4.1            Indenture, dated as of April 23, 2002, between the Company, as issuer, the subsidiary guarantors of the Company named therein and HSBC Bank USA, as trustee, relating to the Company's 11% Senior Notes due 2008 (4)

         4.2            Form of Pledge and Security Agreement, dated as of April 23, 2002, between each
                        Subsidiary Guarantor of the Company and HSBC Bank USA, as Collateral
                        Agent/Trustee (4)

         4.3            Mortgage, Security Agreement and Fixture Filing, dated as of April 23, 2002, between 415 Greenwich GC, LLC, as mortgagor and HSBC Bank USA, as Collateral
                        Agent/Trustee (4)

         4.4            Form of Warrant issuable to Communication Technology Advisors (5)

        10.1            Purchase Agreement between Young Woo and the Company, dated as of
                        June 2, 1998 **(1)

        10.4            Employment Agreement between Peter L. Herzig and the Company, dated as of October 2, 2001 (2)

        10.8            Consulting Agreement, dated as of April 19, 2002, between the Company and
                        Communication Technology Advisors LLC (5)

        10.9            Agreement between the Company and Communication Technology Advisors, dated as of November 1, 2002 (5)

        10.10           Agreement between the Company and Communication Technology Advisors, dated as of February 1, 2003 (5)

        10.11           Registration Rights Agreement between the Company and the holders of the
                        Company's securities party thereto, dated as of April 23, 2002 (5)

        10.12           Employment Agreement between the Company and Peter K. Stevenson, dated as of April 15, 2002 (5)

        10.13           Letter Agreement between the Company and Reid Meintzer, dated July
                        15, 2002 (5)

        10.14           Letter Agreement between the Company and H. Jameson Holcombe, dated
                        July 15, 2002 (5)

        10.15           Amendment, dated as of August 1, 2003, to the Employment Agreement between the Company and Peter K. Stevenson*

        10.16           Purchase Agreement, dated as of October 10, 2003, between the Company and Heritage Partners, LLC.*

        14              Form of Code of Ethics*

        21              List of Subsidiaries*

        31.1            Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                        2002.*

        31.2            Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of
                        2002.*

        32.1            Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.*

        32.2            Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.*


          *    Filed herewith.

          ** Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act.

         (1) Incorporated by reference to the Company's Report on Form 8-K/A filed on September 18, 1998.

         (2) Incorporated by reference to the Company's Annual Report on Form 10-K filed on December 31, 2001.

         (3) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 23, 2002.

         (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002.

         (5) Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 26, 2003.

(c) Financial Statement Schedules See Schedule II - Valuation and Qualifying Accounts contained on page F-42.

(d) Reports on Form 8-K

         On November 4, 2003, the Company filed a Current Report on Form 8-K, announcing the completion of the acquisition of Aptegrity, Inc.

         On October 20, 2003, the Company filed a Current Report on Form 8-K, announcing the consent of shareholders to the sale of property at 415 Greenwich Street in New York, NY.

         On October 10, 2003, the Company filed a Current Report on Form 8-K, announcing agreement to sell the Company's property at 415 Greenwich Street in New York, NY.

         On October 7, 2003, the Company filed a Current Report on Form 8-K, announcing agreement to acquire Aptegrity, Inc.

         On September 12, 2003, the Company filed a Current Report on Form 8-K related to a change in the Company's accountants.

         On August 25, 2003, the Company filed a Current Report on Form 8-K related to the announcement of financial results for the third quarter of fiscal year 2003.




                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2003                      GLOBIX CORPORATION

                                             /s/ Peter K. Stevenson
                                             ----------------------------------
                                             Peter K. Stevenson
                                             President, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                             /s/ Peter K. Stevenson
Date: December 18, 2003                      -----------------------------------
                                             Peter K. Stevenson
                                             President, Chief Executive Officer
                                             and Director
                                             (principal executive officer)

                                             /s/ Robert M. Dennerlein
Date: December 18, 2003                      -----------------------------------
                                             Robert M. Dennerlein
                                             Chief Financial Officer
                                             (principal financial and accounting
                                              officer)

                                             /s/ Peter S. Brodsky
Date  December 18, 2003                      -----------------------------------
                                             Peter S. Brodsky
                                             Director

                                             /s/ Peter L. Herzig
Date: December 18, 2003                      -----------------------------------
                                             Peter L. Herzig
                                             Director

                                             /s/ Steven Lampe
Date: December 18, 2003                      -----------------------------------
                                             Steven Lampe
                                             Director

                                              /s/ Steven G. Singer
Date: December 18, 2003                      -----------------------------------
                                             Steven G. Singer
                                             Director

                                             /s/ Raymond L. Steele
Date: December 18, 2003                      -----------------------------------
                                             Raymond L. Steele
                                             Director


                                             /s/ Steven A. Van Dyke
Date: December 18, 2003                      -----------------------------------
                                             Steven A. Van Dyke
                                             Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                                   PAGE
                                                                                                                 ----------
Reports of Independent Public Accountants...................................................................        F-2

Consolidated Balance Sheets-as of September 30, 2003 and 2002 (Successor Company)...........................        F-6

Consolidated Statements of Operations-for the Year Ended September 30, 2003 (Successor Company), Five Months
Ended September 30, 2002 (Successor Company), Seven Months Ended April 30, 2002 (Predecessor Company) and for
the Year Ended September 30, 2001 (Predecessor Company) ...................................................         F-7

Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income (Loss)-for the Year Ended
September 30, 2003 (Successor Company), Five Months Ended September 30, 2002 (Successor Company), Seven
Months Ended April 30, 2002 (Predecessor Company) and for the Year Ended September 30, 2001 (Predecessor
Company)...................................................................................................         F-8

Consolidated Statements of Cash Flows-for the Year Ended September 30, 2003 (Successor Company), Five
Months Ended September 30, 2002 (Successor Company), Seven Months Ended April 30, 2002 (Predecessor Company)
and for the Year Ended September 30, 2001 (Predecessor Company) ...........................................         F-9

Notes to Consolidated Financial Statements.................................................................        F-11


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Globix Corporation:

We have audited the accompanying consolidated balance sheet of Globix Corporation (a Delaware Corporation) and Subsidiaries as of September 30, 2003, and the related consolidated statement of operations, stockholders' equity and comprehensive income, and cash flows for the year ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globix Corporation and Subsidiaries as of September 30, 2003, and the results of its operations and its cash flows for year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.



/s/ Amper, Politziner & Mattia PC

December 8, 2003
Edison, New Jersey

REPORT OF INDEPENDENT AUDITORS

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

PricewaterhouseCoopers LLP

New York, New York

February 3, 2003

         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Globix Corporation:

In our opinion, the accompanying consolidated statements of operations, cash flows and changes in stockholders' deficit for the seven months ended April 30, 2002 present fairly, in all material respects, the consolidated results of operations and cash flows of Globix Corporation and its subsidiaries (the Predecessor Company) for the seven months ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the seven months ended April 30, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Globix Corporation and its subsidiaries (the Predecessor Company) for the year ended September 30, 2001, prior to the adjustments discussed in Notes 3 and 4, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report (which included an explanatory paragraph indicating factors that raise substantial doubt about the Company's ability to continue as a going concern and an explanatory paragraph emphasizing a change in the Company's method of accounting for revenue recognition) dated December 31, 2001.

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

As discussed above, the consolidated financial statements of Globix and its subsidiaries (the Predecessor Company) for the year ended September 30, 2001, were audited by other independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosure required by SFAS No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Successor Company as of May 1, 2002. In our opinion, the transitional disclosure is appropriate and the adjustment referred to above are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the September 30, 2001 consolidated financial statements of the Predecessor Company other than with respect to such transitional disclosure and adjustment and accordingly, we do not express an opinion or any other form of assurance on the September 30, 2001 financial statements taken as a whole.


PricewaterhouseCoopers LLP

New York, New York

February 3, 2003

This report is a copy of a report previously issued by Arthur Andersen LLP, which has not been reissued by Arthur Andersen LLP. The consolidated balance sheets at September 30, 2001 and 2000 and the consolidated statements of operations, stockholders' (deficit) equity and cash flows for the two years ended September 30, 2000 are not required to be presented in this Form 10-K.
The note references in the opinion below are to the financial statements included in the Form 10-K for the year ended September 30, 2001. As discussed in Note 3 to the consolidated financial statements, the Company has revised its consolidated financial statements for the year ended September 30, 2001 to include the transitional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", and as discussed in Note 4 to the consolidated financial statements, to reclassify losses on the extinguishment of debt in compliance with SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS 13 and Technical Corrections as of April 2002," which was adopted by the Company as of May 1, 2002. The Arthur Andersen LLP report does not extend to these changes. The revisions related to these transitional disclosures and reclassifications were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein.

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

/s/ ARTHUR ANDERSEN LLP

New York, New York

                       GLOBIX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in Thousands, Except Share and Per Share Data)


                                                                                                     Successor Company
                                                                                                  ------------------------
                                                                                                       September 30,
                                                                                                  ------------------------
                                                                                                     2003          2002
                                                                                                  ----------    ----------
Assets
Current assets:
Cash and cash equivalents ...................................................................       $24,503       $47,562
Short-term investments ......................................................................         7,226         5,392
Marketable securities .......................................................................         1,531         1,327
Accounts receivable, net of allowance for doubtful accounts of $2,646 and
$2,565, respectively ........................................................................         6,012         7,060
Prepaid expenses and other current assets ...................................................         4,497         7,735
Restricted cash .............................................................................         2,195         1,760
                                                                                                  ----------    ----------
          Total current assets ..............................................................        45,964        70,836
Investments..................................................................................           697            --
Investments, restricted .....................................................................         4,733         7,337
Property, plant and equipment, net ..........................................................       162,630       174,710
Intangible assets, net of accumulated amortization of $1,997 and $543, respectively .........         8,158         9,612
Other assets ................................................................................
                                                                                                        100           225
                                                                                                  ----------    ----------
          Total assets ......................................................................      $222,282      $262,720
                                                                                                  ==========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligation and mortgage payable ............................     $   1,510      $  1,520
Accounts payable ............................................................................         5,846         8,971
Accrued liabilities .........................................................................        10,159        17,924
                                                                                                  ----------    ----------
          Total current liabilities .........................................................        17,515        28,415
Capital lease obligations, net of current portion ...........................................           374         2,807
Mortgage payable ............................................................................        19,912        20,186
11% Senior Notes ............................................................................       112,321       120,000
Accrued interest - 11% Senior Notes .........................................................         5,182         5,681
Other long term liabilities .................................................................        10,659        13,084
Put-option liability ........................................................................         2,968            --
                                                                                                  ----------    ----------
          Total liabilities..................................................................       168,931       190,173

Commitments and contingencies (Note 18):

Stockholders' Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 16,460,000
    issued and outstanding, for both periods presented ......................................           165           165
Additional paid-in capital ..................................................................        97,191        93,112
Accumulated other comprehensive income.......................................................         2,401           401
Accumulated deficit..........................................................................       (46,406)      (21,131)
                                                                                                  ----------    ----------
          Total stockholders' equity.........................................................        53,351        72,547
                                                                                                  ----------    ----------
          Total liabilities and stockholders' equity.........................................      $222,282      $262,720
                                                                                                  ==========    ==========





The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in Thousands, Except Share and Per Share Data)


                                                           Successor Company                   Predecessor Company
                                                   ---------------------------------  ----------------------------------
                                                                      Five Months      Seven Months
                                                     Year Ended          Ended            Ended            Year Ended
                                                    September 30,    September 30,      April 30,        September 30,
                                                        2003             2002              2002               2001
                                                   ---------------  ---------------  ---------------   -----------------
Revenue, net ......................................    $    60,177      $    30,723     $     51,273         $  104,210
Operating costs and expenses:
    Cost of revenue (excluding depreciation,
      amortization, payroll and occupancy shown
      below) ......................................         19,990           10,458           22,123             40,609
    Selling, general and administrative ...........         44,430           29,313           57,206            124,821
    Loss on impairment of assets ..................             --               --            2,578              3,500
    Restructuring and other charges (credits)......         (1,020)              --           24,834             56,109
    Depreciation and amortization .................         15,523            6,060           28,115             36,657
                                                       -----------      -----------      -----------        -----------

       Total operating costs and expenses .........         78,923           45,831          134,856            261,696
    Other operating income.........................            345               --               --                 --
                                                       -----------      -----------      -----------        -----------

Loss from operations ..............................        (18,401)         (15,108)         (83,583)          (157,486)
    Interest and financing expense ................        (15,141)          (6,653)         (34,511)           (65,128)
    Interest income ...............................          1,179              787            2,024             13,282
    Other (expense) income, net ...................          1,232             (157)            (509)            (1,379)
    Gain on discharge of debt......................          6,023               --          427,066                 --
    Minority interest in subsidiary ...............             --               --            5,778                 --
    Reorganization items ..........................             --               --           (7,762)                --
    Fresh start accounting adjustments ............             --               --         (148,569)                --
                                                       -----------      -----------      -----------        -----------
Income (loss) before income taxes and cumulative
    effect of a change in accounting principle.....        (25,108)         (21,131)         159,934           (210,711)
Income tax expense.................................            167               --               --                 --
                                                       -----------      -----------      -----------        -----------
Net income (loss)  before cumulative effect of a
    change in accounting principle.................        (25,275)         (21,131)         159,934           (210,711)
Cumulative effect of a change in accounting
    principle, net of tax..........................             --               --               --             (2,332)
                                                       -----------      -----------      -----------        -----------

Net income (loss)..................................        (25,275)         (21,131)         159,934           (213,043)
Dividends and accretion on preferred stock ........             --               --           (3,178)            (7,104)
                                                       -----------      -----------      -----------        -----------

Net income (loss) attributable to common
 stockholders' ....................................    $   (25,275)     $   (21,131)    $    156,756         $ (220,147)
                                                       ===========      ===========      ===========        ===========

Earnings (loss) per common share:
Basic: Before cumulative effect of a change in
    accounting principle...........................    $     (1.54)     $     (1.28)    $       3.96         $    (5.66)
Cumulative effect of a change in accounting
 principle ........................................             --               --               --              (0.06)
                                                       -----------      -----------      -----------        -----------
Basic income (loss) per share attributable to
    common stockholders............................    $     (1.54)     $     (1.28)    $       3.96         $    (5.72)
                                                       ===========      ===========      ===========        ===========
Weighted average common shares outstanding--basic..     16,460,000       16,460,000       39,618,856         38,476,909
                                                       ===========      ===========      ===========        ===========

Diluted: Before cumulative effect of a change in
    accounting principle...........................    $     (1.54)     $     (1.28)    $       3.30         $    (5.66)
Cumulative effect of a change in accounting
 principle ........................................             --               --               --              (0.06)
                                                       -----------      -----------      -----------        -----------
Diluted (loss) income per share attributable to
    common stockholders...........................     $     (1.54)     $     (1.28)    $       3.30         $    (5.72)
                                                       ===========      ===========      ===========        ===========
Weighted average common shares outstanding
    --diluted ....................................      16,460,000       16,460,000       48,507,456         38,476,909
                                                       ===========      ===========      ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.


                       GLOBIX CORPORATION AND SUBSIDIARIES
 STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY AND COMPREHENSIVE INCOME (LOSS)
                    (Amounts in Thousands, Except Share Data)

                                                                                            Additional
                                                                  Common Stock               Paid-In          Deferred
                                                              Shares         Amount          Capital        Compensation
                                                           -------------    ----------    -------------   -----------------
Balance, October 1, 2000 (Predecessor Company) ...........   37,307,315          $373         $165,890              $   --
Issuance of common stock in conjunction with acquisition..       80,000             1            1,199                  --
Issuance of common stock upon exercise of options.........    1,559,424            15            2,486                  --
Issuance of restricted stock..............................    3,063,490            31            8,968              (8,999)
Amortization of deferred compensation.....................           --            --               --               1,638
Cancellation of restricted stock..........................      (90,000)           (1)            (263)                264
Dividends and accretion on preferred stock................           --            --           (7,104)                 --
Comprehensive Income (loss):
     Net loss.............................................           --            --               --                  --
     Unrealized holding losses............................           --            --               --                  --
     Foreign currency translation adjustments.............           --            --               --                  --
Total Comprehensive Loss..................................           --            --               --                  --
                                                           -------------    ----------    -------------   -----------------

Balance, September 30, 2001 (Predecessor Company) ........   41,920,229           419          171,176              (7,097)
Amortization of deferred compensation.....................           --            --               --               7,027
Cancellation of restricted stock..........................      (23,750)           --              (70)                 70
Dividends and accretion on preferred stock................           --            --           (3,178)                 --
Comprehensive Income (loss):
     Net income...........................................           --            --               --                  --
     Unrealized holding gains.............................           --            --               --                  --
     Foreign currency translation adjustments.............           --            --               --                  --
Total Comprehensive Income................................           --            --               --                  --
Fresh start accounting adjustments........................  (25,436,479)         (254)         (74,816)                 --
                                                           -------------    ----------    -------------   -----------------

Balance, May 1, 2002 (Successor Company) .................   16,460,000           165           93,112                  --
Comprehensive Income (loss):
     Net loss.............................................           --            --               --                  --
     Unrealized holding losses............................           --            --               --                  --
     Foreign currency translation adjustments.............           --            --               --                  --
Total Comprehensive Loss..................................           --            --               --                  --
                                                           -------------    ----------    -------------   -----------------

Balance, September 30, 2002 (Successor Company) ..........   16,460,000           165           93,112                  --
Issuance of warrants to consultants.......................           --            --            1,050                  --
Capital contribution in minority-owned subsidiary, net....           --            --            5,997                  --
Put-option................................................           --            --           (2,968)                 --
Comprehensive Income (loss):
     Net loss.............................................           --            --               --                  --
     Unrealized holding gains.............................           --            --               --                  --
     Foreign currency translation adjustments.............           --            --               --                  --
Total Comprehensive Loss..................................           --            --               --                  --
                                                           -------------    ----------    -------------   -----------------

Balance, September 30, 2003 (Successor Company) ..........   16,460,000          $165          $97,191              $   --
                                                           =============    ==========    =============   =================


                                                                  Accumulated                                 Total
                                                                      Other                               Stockholders'
                                                                  Comprehensive        Accumulated           Equity
                                                                  Income (loss)          Deficit            (Deficit)
                                                                ------------------    ---------------    ----------------

Balance, October 1, 2000 (Predecessor Company) ...........                $ 1,784         $(186,077)         $ (18,030)
Issuance of common stock in conjunction with acquisition..                     --                --              1,200
Issuance of common stock upon exercise of options.........                     --                --              2,501
Issuance of restricted stock..............................                     --                --                 --
Amortization of deferred compensation.....................                     --                --              1,638
Cancellation of restricted stock..........................                     --                --                 --
Dividends and accretion on preferred stock................                     --                --             (7,104)
Comprehensive Income (loss):
     Net loss.............................................                     --          (213,043)                --
     Unrealized holding losses............................                 (5,539)               --                 --
     Foreign currency translation adjustments.............                  1,052                --                 --
Total Comprehensive Loss..................................                     --                --           (217,530)
                                                                ------------------    ---------------    ----------------

Balance, September 30, 2001 (Predecessor Company) ........                 (2,703)         (399,120)          (237,325)
Amortization of deferred compensation.....................                     --                --              7,027
Cancellation of restricted stock..........................                     --                --                 --
Dividends and accretion on preferred stock................                     --                --             (3,178)
Comprehensive Income (loss):
     Net income...........................................                     --           159,934                 --
     Unrealized holding gains.............................                  1,185                --                 --
     Foreign currency translation adjustments.............                 (1,807)               --                 --
Total Comprehensive Income................................                     --                --            159,312
Fresh start accounting adjustments........................                  3,325           239,186            167,441
                                                                ------------------    ---------------    ----------------

Balance, May 1, 2002 (Successor Company) .................                     --                --             93,277
Comprehensive Income (loss):
     Net loss.............................................                     --           (21,131)                --
     Unrealized holding losses............................                 (1,430)               --                 --
     Foreign currency translation adjustments.............                  1,831                --                 --
Total Comprehensive Loss..................................                     --                --            (20,730)
                                                                ------------------    ---------------    ----------------

Balance, September 30, 2002 (Successor Company) ..........                    401           (21,131)            72,547
Issuance of warrants to consultants.......................                     --                --              1,050
Capital contribution in minority-owned subsidiary, net....                     --                --              5,997
Put-option................................................                     --                --             (2,968)
Comprehensive Income (loss):
     Net loss.............................................                     --           (25,275)                --
     Unrealized holding gains.............................                    195                --                 --
     Foreign currency translation adjustments.............                  1,805                --                 --
Total Comprehensive Loss..................................                     --                --            (23,275)
                                                                ------------------    ---------------    ----------------

Balance, September 30, 2003 (Successor Company) ..........                $ 2,401        $  (46,406)         $  53,351
                                                                ==================    ===============    ================





The accompanying notes are an integral part of these consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                                  Successor Company                      Predecessor Company
                                                         ----------------------------------  --------------------------------
                                                                             Five Months      Seven Months
                                                           Year Ended           Ended            Ended            Year Ended
                                                          September 30,     September 30,      April 30,        September 30,
                                                              2003              2002              2002               2001
                                                         ----------------  ----------------  ----------------  --------------
Cash Flows From Operating Activities
Net Income (Loss) ...................................       $  (25,275)      $ (21,131)       $  159,934          $  (213,043)
Operating activities:
 Depreciation and amortization ......................           15,523           6,060            28,115               36,657
 Provision for uncollectible receivables.............            1,861           1,904             4,284               14,119
 Services contributed to minority-owned subsidiary ..               --              --               372                   --
 Gain on debt discharge..............................           (6,023)             --          (427,066)                  --
 Cumulative effect of a change in accounting principle              --              --                --                2,332
 Restructuring and other charge (net of cash
    payment) ........................................           (1,020)             --             8,233               22,889
 Gain on sale of short-term investments .............               --              --                --               (1,459)
 Unrealized loss (gain) on short-term investment.....             (439)             57                --                   --
 Loss on impairment of investment....................               --              --               490                3,250
 Loss on impairment of operating assets..............               --              --             2,578                3,500
 Gain on sale of marketable securities...............               --              --               (27)                (663)
 Amortization of debt issuance costs.................               --              --               650                1,177
 Amortization of deferred compensation and issuance of
    stock warrants...................................            1,050              --             7,027                1,638
 Write-off of note receivable........................               --           4,078                --                   --
 Minority interest in subsidiary.....................               --              --            (5,778)                  --
 Fresh start accounting adjustment...................               --              --           148,569                   --
Changes in assets and liabilities:
 Decrease (increase) in accounts receivable .........             (639)          3,565            (3,449)              (6,526)
 Decrease (increase) in prepaid expenses and other
    current assets...................................            3,306           4,210            (4,574)              (3,309)
 Decrease (increase) in other assets.................              125              16                54               (3,567)
 Increase (decrease) in accounts payable.............           (3,195)          1,362            (5,181)               2,303
 Increase (decrease) in accrued liabilities..........           (7,093)         (1,762)              497                  947
 Increase (decrease) in accrued interest.............           12,359           5,500            31,431                   (2)
 Other...............................................           (2,728)           (180)           (1,152)                (786)
                                                         --------------    ------------    --------------     ---------------
Net Cash Provided by (Used in) Operating Activities            (12,188)          3,679           (54,993)            (140,543)
                                                         --------------    ------------    --------------     ---------------

Cash Flows From Investing Activities.................
 Investments in short-term and long-term investments.           (2,017)         (5,449)               --                   --
 Proceeds from sale of short-term investments........               --              --                --               10,180
 Proceeds from restricted cash and investments.......            2,329             166            24,235                9,308
 Proceeds from sale of marketable securities.........               --              --                64                1,426
 Return of strategic investments.....................               --              51               193                   --
 Purchase of property, plant and equipment...........           (1,170)         (1,229)          (23,341)            (134,185)
                                                         --------------    ------------    --------------     ---------------
Net Cash Provided by (Used in) Investing Activities               (858)         (6,461)            1,151             (113,271)
                                                         --------------    ------------    --------------     ---------------

Cash Flows From Financing Activities
 Repurchase of 11% Senior Notes......................          (14,612)             --                --                  --
 Proceeds from exercise of stock options and warrants,
    net..............................................               --              --                --                2,501
 Capital contribution in minority-owned subsidiary, net          5,997              --                --                5,406
 Payment of dividends on preferred stock.............               --              --                --               (1,500)
 Settlement of capital lease obligations.............             (850)             --                --                   --
 Repayment of mortgage payable and capital lease
    obligation.......................................           (1,074)         (2,279)           (4,946)              (6,020)
                                                         --------------    ------------    --------------     ---------------
Net Cash Provided by (Used in) Financing Activities            (10,539)         (2,279)           (4,946)                 387
                                                         --------------    ------------    --------------     ---------------
Effects of Exchange Rates Changes on Cash and Cash
    Equivalents......................................              526             (99)                8                1,052
                                                         --------------    ------------    --------------     ---------------

Decrease in Cash and Cash Equivalents                          (23,059)         (5,160)          (58,780)            (252,375)
Cash and Cash Equivalent, Beginning of Period                   47,562          52,722           111,502              363,877
                                                         --------------    ------------    --------------     ---------------

Cash and Cash Equivalent, End Period                         $  24,503       $  47,562         $  52,722          $   111,502
                                                         ==============    ============    ==============     ===============

                       GLOBIX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                                  Successor Company                      Predecessor Company
                                                         ---------------------------------   ---------------------------------
                                                                            Five Months      Seven Months
                                                           Year Ended          Ended            Ended            Year Ended
                                                          September 30,    September 30,      April 30,        September 30,
                                                              2003             2002              2002               2001
                                                         ---------------- ----------------  -----------------   --------------
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest...............................       $   2,294         $    975          $   2,101         $  78,289
Cash paid for income taxes...........................       $      --         $     --          $      --         $      34
Non-cash investing and financing activities:
11% Senior Notes issued in payment of accrued interest      $  11,298         $     --          $      --         $      --
Equipment acquired under capital lease obligations...       $      --         $     --          $   1,036         $  19,475
Capital expenditures included in accounts payable,
    capital liabilities and other long term liabilities     $      --         $    168          $     273         $  12,557
Cumulative dividends and accretion on preferred
    stock............................................       $      --         $     --          $   3,178         $   7,104
Mandatorily redeemable convertible preferred stock...       $      --         $     --          $  83,230         $      --
Restructuring of debt................................       $      --         $     --          $ 427,066         $      --
Put-option...........................................       $   2,968         $     --          $      --         $      --



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

The financial statements presented have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. As a result of the application of fresh start accounting as of May 1, 2002, in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7") "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company's financial results for the fiscal year ended September 30, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For the purposes of these financial statements, references to the "Predecessor Company" are references to the Company for periods prior to April 30, 2002 (the last day of the calendar month in which the Company emerged from bankruptcy) and references to the "Successor Company" are references to the Company for periods subsequent to April 30, 2002. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements. Although April 25, 2002 was the effective date of Globix's emergence from bankruptcy (the "Effective Date"), for financial reporting convenience purposes, the Company accounted for the consummation of the Plan of Reorganization (the "Plan") as of April 30, 2002.

The following table describes the periods presented in the financial statements and related notes thereto:


Period                                                                        Referred to as
------                                                                        --------------
From May 1, 2002 through September 30, 2003                                   "Successor Company"

From October 1, 2001 through April 30, 2002 and for the fiscal year ended
September 30, 2001                                                            "Predecessor Company"

The Company historically experienced negative cash flow from operations and has incurred net losses. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to reduce indebtedness and operating expenses or increase its revenue base. For the year ended September 30, 2003, the Company had a net loss of $25,275 and an accumulated deficit for September 30, 2003 of $46,406. The Company is dependent upon its cash on hand and cash generated from operations to support its capital requirements. Although no assurances can be given, the Company's management believes that actions taken by the Company pursuant to the Plan, including company downsizing, headcount reductions and other cost reductions, as well as cost control measures and the restructuring of its outstanding debt in connection with the Plan, have positioned the Company to maintain sufficient cash flows from operations to meet its operating, capital and debt service requirements for the next 12 months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, or in attracting new customers, or in maintaining its existing customer base. Moreover, despite the Company's restructuring, it has continued to experience significant decreases in revenue and low levels of new customer additions in the period following its restructuring. In the future, the Company may make acquisitions or repurchase indebtedness of the Company which, in turn, may adversely affect the Company's liquidity.

Approximately 38% of the Company's cost of revenue for the fiscal year
September 30, 2003 is derived from services provided by 2 major telecommunication carriers. While the Company believes that most of these services can be obtained from other alternative carriers, an interruption in services from one of these carriers or other suppliers could limit the Company's ability to serve its customers, which would adversely affect the Company's results of operations. No single customer comprised to more than 10% of the Company's revenues for any of the periods presented.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


2. Reorganization and Emerging from Chapter 11

On March 1, 2002, the Company and two of its wholly-owned subsidiaries, Comstar.net, Inc. and ATC Merger Corp., filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged Plan with the United States Bankruptcy Court for the District of Delaware. The Company continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay its employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing.

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

A total of 16,460,000 shares of the Company's common stock and $120,000 in aggregate principal amount of the 11% Senior Notes were deemed to be issued and outstanding on the Effective Date pursuant to the terms of the Plan, and are deemed to be issued and outstanding for purposes of these financial statements. As of September 30, 2002, however, no shares of the Company's common stock or 11% Senior Notes had been distributed. In October 2002, the Company distributed a total of 16,295,400 shares of common stock and $120,000 in aggregate principal amount of 11% Senior Notes. Pursuant to the terms of a Stipulation and Order that the Company entered into with the lead plaintiffs in the class action lawsuit described in Note 18, 229,452 of these shares of common stock and $1,968 in aggregate principal amount of these 11% Senior Notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires the Company to pay an amount in excess of its liability insurance, then the Company will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10,000 or greater) or a portion of (in the event that this excess is less than $10,000) of the shares of common stock and 11% Senior Notes held in escrow. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date, which are allocable under the terms of the Plan to the holders of the Company's common stock outstanding immediately prior to the Effective Date of the Plan, will occur following the resolution of the shareholder derivative suit against the Company and certain of former officers and directors described in Note 18.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


3. Summary of Significant Accounting Policies

Management Estimates

The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN 46 classifies entities into two groups: (1) those for which voting interest are used to determine consolidation; and (2) those for which other interests (variable interest) are used to determine consolidation. FIN 46 deals with the identification of Variable Interest Entities ("VIE") and the business enterprise which should include the assets, liabilities, non-controlling interests, and results of activities of a VIE in its consolidated financial statements. FIN 46 has become effective during 2003. The adoption of FIN 46 did not have an effect on the Company's consolidated financial statements.

Revenue Recognition

Revenue consists primarily of managed hosting and dedicated Internet access fees, sales of systems administration and application services such as streaming media, network security and administration and network monitoring.

The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 101 "Revenue Recognition in Financial Statements," as amended. SAB No. 101 expresses the view of the Securities and Exchange Commission's staff in applying accounting principles generally accepted in the United States of America to certain revenue recognition issues. Under the provisions of SAB No. 101, set up and installation revenue are deferred and recognized over the estimated length of the customer relationship, which in the case of the Company's business is approximately 36 months. Prior to April 30, 2002, the estimated length of the customer relationship was 12-18 months. Effective October 1, 2000, the Company changed its revenue recognition method for set up and service installation fees upon the adoption of SAB No. 101. Prior to the Company's adoption of SAB No. 101, the Company recognized revenue immediately upon completion of set up or installation. The change in accounting principle resulted in a revenue deferral and cumulative effect charge totaling $2,332, or $0.06 per share, which was reflected in the Company's consolidated statements of operations for the fiscal year ended September 30, 2001. The Company's adoption of SAB No. 101 decreased the Company's net loss by $547 for the fiscal year ended September 30, 2001.

The Company maintains a provision for potential future credits which will be issued in respect of current revenues.

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

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)



The Company provided $802 and purchased $551 of data center services from a telecommunications operator during the year ending September 30, 2002. $318 of the transactions billed were settled monetarily, with the balance of $445 settled by offsetting or netting the remainder.

In September 2002, the EITF issued Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." The scope of EITF 00-21 deals with how a company should recognize revenue when it sells multiple products or services to a customer as part of an overall solution. In general, EITF 00-21 provides the following broad criteria for recognizing revenue in multiple element arrangements: (i) revenue should be recognized separately for separate units of accounting; (ii) revenue for a separate unit of accounting should be recognized only when the arrangement consideration is reliably measurable and the earnings process is complete; (iii) consideration should be allocated among separate units of measure of accounting in an arrangement based on their relative fair values. The adoption of EITF 00-21 did not have an impact on the Company's results of operations or financial position.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash and restricted investments, marketable securities and accounts receivable. The Company maintains cash and cash equivalents, short-term investments and restricted cash and restricted investments with various major financial institutions, which invest primarily in U.S. Government instruments, high quality corporate obligations, certificates of deposit and commercial paper.

The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of the Company's customers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. The Company's management makes estimates of the uncollectibility of its trade accounts receivable on a monthly basis. No single customer of the Company individually comprised more than 10% of the Company's revenues for all periods presented.

In December 2000, the Company received a note for $4,100 relating to the settlement of a lease of a data center property. This note was to be paid on either the sale of the property, the lease of at least 95% of the property, or two years from the date of the note. The obligor has indicated that it has insufficient funds to satisfy the debt and does not intend to make payment. While the Company has made demand and intends to vigorously pursue legal remedy, in light of the financial condition of the obligor, the Company has written off the entire amount during the five month period ended September 30, 2002.

Short-term investments and marketable securities are well diversified and accordingly minimal credit risk exists with respect to these investments.

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

Marketable Securities

Investment in marketable equity securities covered by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains/ losses reported in accumulated other comprehensive income
(loss). Realized gain and losses are calculated based on specific identification method. Other-than-temporary declines in value from the original cost are charged to operations in the period in which the loss occurs. In determining whether other-than- temporary decline in the market value has occurred, the Company considers the duration that and the extent to which market value is below original cost. As of September 30, 2003 no impairment has been recorded due to those investments as a result of market condition after September 30, 2003. At September 30, 2003 and 2002, marketable securities had a cost basis of approximately $2,800 and a balance of unrealized losses of $1,226 and $1,430, respectively which was included in the Company's accumulated other comprehensive loss, a separate component of the stockholders' equity.

Investments

Short-term investments consist of an investment in a limited partnership which invests in fixed income securities and certain investments which do not meet the requirements to be reported as cash and cash equivalents. The limited partnership is accounted for on a "mark-to-market" basis. At September 30, 2003 and 2002 the limited partnership had a cost basis of $5,000 and $5,000, respectively and the unrealized gain (loss) from the "mark to market" adjustment of $523 and $(57), respectively, which was recorded in the Company's consolidated statement of operations.

Also included in investments are investments in mortgage and asset backed securities which do not meet the requirements to be reported as cash and cash equivalents. These investments are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss in stockholders' equity. At September 30, 2003 and 2002, these investments had a cost of $2,466 and $449, respectively and the balance of unrealized loss from the "mark to market" adjustment of $9 and $0, respectively, which was included in the Company's accumulated other comprehensive loss, a separate component of the stockholders' equity.

Included in restricted investments as of September 30, 2003 and 2002 are collateral funds for the note payable of $2,600 and amounts held in escrow related to the lease of the Company's facility located at Prospect House, 80 New Oxford Street, London, United Kingdom of approximately $2,000. These funds are primarily invested in highly liquid investments with an original maturity of three months or less. Also included in the balance for September 30, 2002 are collateralized funds for the Rabbi Trust obligation of $2,756 described in Note 12 which is included in other long-term liabilities. The classification is determined based on the expected term of the collateral requirement and not the maturity date of the underlying securities.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)



Property, Plant and Equipment

Property, plant and equipment are stated at depreciated historical cost for the Predecessor Company adjusted for impairment and include fresh start adjustments for the Successor Company. All identifiable assets recognized in accordance with fresh start accounting were recorded at the Effective Date of the Plan based upon an independent appraisal. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:


                                                                                      Years
                                                                                     --------
Buildings and buildings improvements.................................                10 - 44
Computer hardware and software and network equipment................                  2 - 7
Office furniture and equipment.......................................                 3 - 7

Leasehold improvements are amortized over the term of the lease or life of the asset, whichever is shorter. Maintenance and repairs are charged to expense as incurred. The cost of additions and betterments are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the applicable accounts and any gain or loss is taken into income.

The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. At September 30, 2001, the Company recorded an estimated loss on impairment of operating assets of $3,500. During the seven month period ended April 30, 2002, the Company determined that impaired assets previously held for disposal were to be used in operations and, accordingly, $643 of this charge was reversed.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


Intangible Assets

The Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and other Intangible Assets "("SFAS 142") at the Effective Date of the Plan. SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but, will be tested at least annually for impairment. If impairment is indicated then the asset will be written down to its fair value typically based upon its future expected discounted cash flows.

For the seven month period ended April 30, 2002 and the fiscal years ended September 30, 2001, goodwill amortization amounted to $1,141 and $2,604, respectively. If the Company had adopted SFAS 142 as of October 1, 2000 and discontinued goodwill amortization, the Company's net income and loss per common share on a pro forma basis would have been as follows:


                                                      Successor Company                         Predecessor Company
                                           -----------------------------------------    ------------------------------------
                                                                         Five Months        Seven Months
                                              Year Ended                   Ended                Ended            Year Ended
                                             September 30,              September 30,          April 30,       September 30,
                                                 2003                       2002                 2002               2001
                                             -------------              -------------       --------------     -------------
Net income (loss) ..................               $(25,275)              $(21,131)            $159,934          $(213,043)
  Add back goodwill amortization....                     --                     --                1,141              2,604

Adjusted net income (loss) .........                (25,275)               (21,131)             161,075           (210,439)
  Dividends and accretion on
    preferred stock.................                     --                     --               (3,178)            (7,104)
                                                 -----------            -----------           ----------         ----------
Adjusted net income (loss)
  attributed to common stockholders                $(25,275)              $(21,131)            $157,897          $(217,543)
                                                 ===========            ===========           ==========         ==========
Adjusted earnings (loss) per common share:
Basic earnings (loss) per share
attributable to common stockholders.                $ (1.54)               $ (1.28)             $  3.99           $  (5.65)
                                                 ===========            ===========           ==========         ==========
Diluted earnings (loss) per share
attributable to common stockholders.                $ (1.54)               $ (1.28)             $  3.32           $  (5.65)
                                                 ===========            ===========           ==========         ==========


Intangible assets of the Successor Company are as follows:

            -     trademarks and trade name;

            -     network build-out/know-how; and

            -     customer contracts.

The Company amortizes intangible assets by the straight-line method over their estimated useful life. Trademarks and trade name are amortized over a period of 15 years, network build-out/know-how are being amortized over eight years and the customer contracts are amortized over three years.

Intangible assets are reviewed for impairment in accordance with SFAS No. 144. During the seven month period ended April 30, 2002, the Company recorded an impairment charge of $3,221 of intangible assets related to the acquisition of Comstar.net, Inc., which ceased its operations.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


Income Taxes

Deferred income taxes are provided in accordance with SFAS No. 109, "Accounting for Income Taxes" for differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that these assets will not be realized. Certain tax benefits existed as of the Effective Date of the Plan but were offset by valuation allowances. The utilization of these benefits to reduce income taxes paid to U.S. Federal and state and foreign jurisdictions does not reduce the Company's income tax expense. Realization of net operating loss, tax credits and other deferred tax benefits from pre-emergence attributes will first reduce intangible assets until exhausted, and thereafter will be credited to additional paid in capital.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes amounts that historically have not been recognized in the calculation of net income. Comprehensive Income and Accumulated Other Comprehensive Income (Loss) includes net income, foreign currency translation, and unrealized gain (loss) on financial instruments and is included in the Consolidated Statements of Stockholders' Equity (Deficit).

Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries have been translated in accordance with SFAS No. 52, "Foreign Currency Translation". These subsidiaries' assets and liabilities are translated into U.S. Dollars at the year-end rate of exchange. Income and expense items are translated at the average exchange rate during the year. The resulting foreign currency translation adjustment is included in stockholders' equity as a component of accumulated other comprehensive income. Transaction gains and losses are recorded in the consolidated statement of operations.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


Stock-Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" for recognizing stock-based compensation expense for financial statement purposes. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. The Company accounts for stock based compensation to consultants in accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company continued to account for stock-based compensation in accordance with APB No. 25.

The following table illustrates the effect on income (loss) attributable to common stockholders and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                   Successor Company              Predecessor Company
                                          ---------------------------------   ---------------------------
                                            Year Ended    Five Months Ended    Seven Months    Year Ended
                                          September 30,     September 30,         Ended         September
                                              2003             2002           April 30, 2002    30, 2001
                                          -------------   -----------------   --------------   ----------
Net income (loss), as reported
  attributable to common stockholders.         $(25,275)           $(21,131)        $156,756    $(220,147)
                                               ========            ========         ========    =========
Pro-forma net income (loss)
  attributed to  common stockholders..         $(26,488)           $(21,131)        $151,621    $(228,599)
                                               ========            ========         ========    =========
Earning (loss) per share attributable
 to common stockholders
Basic - as reported...................         $  (1.54)           $  (1.28)        $   3.96    $   (5.72)
                                               ========            ========         ========    =========
Basic - Pro-forma.....................         $  (1.61)           $  (1.28)        $   3.83    $   (5.94)
                                               ========            ========         ========    =========
Diluted - as reported.................         $  (1.54)           $  (1.28)        $   3.30    $   (5.72)
                                               ========            ========         ========    =========
Diluted - Pro-forma...................         $  (1.61)           $  (1.28)        $   3.19    $   (5.94)
                                               ========            ========         ========    =========


Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                           Successor Company                 Predecessor Company
                                  ---------------------------------    ------------------------------
                                   Year Ended     Five Months Ended     Seven Months     Year Ended
                                  September 30,     September 30,          Ended        September 30,
                                      2003              2002           April 30, 2002        2001
                                  -------------   -----------------    --------------   -------------
Expected life (in years) ...                4.2          --                       6.0             6.0
Risk-free interest rate.....                2.7%         --                       4.7%            5.0%
Volatility..................                128%         --                       133%            133%
Dividend yield..............                0.0%         --                       0.0%            0.0%

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


Earnings (Loss) Per Share

Basic earnings or loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding for each of the periods presented had been converted, but not included in the calculation of diluted loss per share because such shares are antidilutive:


                                           Successor Company                 Predecessor Company
                                  ---------------------------------    ------------------------------
                                   Year Ended     Five Months Ended     Seven Months     Year Ended
                                  September 30,     September 30,          Ended        September 30,
                                      2003              2002           April 30, 2002        2001
                                  -------------   -----------------    --------------   -------------
Convertible Preferred Stock....              --                  --                --       8,617,300
Employee Stock Options.........              --                  --        10,021,258      10,394,781
Warrants.......................              --                  --           194,797         194,797
                                            ---            --------        ----------      ----------
                                             --                  --        10,216,055      19,206,878
                                            ===            ========        ==========      ==========


The following is a reconciliation of basic earnings per share to diluted earnings per share:


                                                                     Predecessor Company
                                                         -----------------------------------------
                                                             Seven Months Ended April 30, 2002
                                                         -----------------------------------------
                                                           Numerator      Denominator    Per Share
                                                         Income (Loss)      Shares        Amount
                                                         -------------    -----------    ---------
Basic earnings per share:
Net income.......................................             $159,934
Dividends and accretion on preferred stock.......               (3,178)
                                                              --------     ----------
Net income attributable to common stockholders                $156,756     39,618,856        $3.96
                                                              ========     ==========        =====

Add back dividends on preferred stock............                3,178      8,888,600

Diluted earnings per share:
                                                              --------     ----------
Net income attributable to common stockholders                $159,934     48,507,456        $3.30
                                                              ========     ==========        =====

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of free standing financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

4. Fresh Start Accounting

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

In accordance with the principles of fresh start accounting, the Company has adjusted the value of its assets and liabilities to their fair values as of April 30, 2002. The equity value of the Successor Company at May 1, 2002 was calculated as follows:

Enterprise Value......................    $240,000
11% Senior Notes......................    (120,000)
Mortgage Payable......................     (20,536)
Capitalized Leases....................      (6,187)
                                          --------
Equity value of Successor Company         $ 93,277
                                          ========

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


The Company engaged the services of an independent third party to perform a valuation analysis of certain tangible and intangible assets. The valuation of the subject assets was performed following standards promulgated by the American Society of Appraisers and is in compliance with the Uniform Standards of Professional Appraisal Practices. The tangible assets were valued using the costs and market comparables methods. The intangible assets were valued using the income approach and the cost approach methods.

The net effect of all fresh start accounting adjustments resulted in a charge of $148,569 which is reflected in the Predecessor Company's statement of operations for the seven month period ended April 30, 2002. The interest of $11,507 on the 12.5% Senior Notes for the period March 1, 2002 through the Effective Date was not accrued in accordance with SOP 90-7.

On the Effective Date of the Plan, the Company recognized a gain of $427,066 associated with the exchange of the 12.5% Senior Notes for the 11% Senior Notes and shares of the Company's common stock under the Plan. As a result of the adoption of SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002", the gain was reclassified from extraordinary item to a gain on extinguishment of debt included in the Predecessor Company's Statement of Operations for the seven month period ended April 30, 2002

The Successor Company's gain on discharge of debt at April 30, 2002 was calculated as follows:

Carrying value of 12.5% Senior Notes......................................     $ 600,000
Carrying value of related accrued interest................................        43,750
Carrying value of 11% Senior Notes........................................      (120,000)
Carrying value of capitalized costs associated with 12.5% Senior Notes....       (17,398)
85% of equity value of Successor Company..................................       (79,286)
                                                                               ---------
     Gain on discharge of debt                                                 $ 427,066
                                                                               =========


The effects of the transactions contemplated by the Plan and the application of fresh start accounting on the Company's consolidated balance sheet are as follows:

                                            Predecessor                                Successor
                                              Company                                   Company
                                             April 30,      Debt       Fresh Start     April 30,
                                               2002       Discharge   Adjustments(1)     2002
                                            -----------   ---------   --------------   ---------
Assets
Cash and cash equivalents                      $ 52,722    $     --        $      --    $ 52,722
Marketable securities                             2,757          --               --       2,757
Accounts receivable, net                         11,959          --               --      11,959
Prepaid expenses and other current assets        17,264          --           (2,024)     15,240
Restricted cash.                                  4,018          --               --       4,018
                                               --------    --------        ---------    --------
       Total current assets                      88,720          --           (2,024)     86,696
Investments, restricted                           5,114          --               --       5,114
Property, plant and equipment, net              333,063          --         (155,693)    177,370
Debt issuance costs, net                         18,250     (17,398)(a)         (852)         --
Intangible assets, net                               --          --           10,155      10,155
Other assets                                        500          --             (208)        292
                                               --------    --------        ---------    --------
       Total assets                            $445,647    $(17,398)       $(148,622)   $279,627
                                               ========    ========        =========    ========

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


                                            Predecessor                                       Successor
                                              Company                                          Company
                                             April 30,      Debt              Fresh Start     April 30,
                                               2002       Discharge          Adjustments(1)     2002
                                            -----------   ---------          --------------   ---------
Liabilities and Stockholders' Equity
   (Deficit)
Current portion of capital lease
   obligation and mortgage payable.......     $   5,239   $      --               $  (1,690)   $  3,549
Accounts payable.........................         7,782          --                    (110)      7,672
Accrued liabilities......................        26,067      (2,713)(b)              (2,264)     21,090
Accrued restructuring....................         3,122          --                      --       3,122
                                              ---------   ---------               ---------    --------
       Total current liabilities                 42,210      (2,713)                 (4,064)     35,433
Liabilities not subject to compromise:
Capital lease obligation, net of current
   portion...............................         6,383          --                  (3,499)      2,884
Mortgage payable.........................        20,291          --                      --      20,291
11% Senior Notes.........................            --     120,000 (c)                  --     120,000
Other long-term liabilities..............           232          --                   7,510       7,742
                                              ---------   ---------               ---------    --------
       Total liabilities not subject to
         compromise                              69,116     117,287                     (53)    186,350
Liabilities subject to compromise               643,750    (643,750)(c),(d)              --          --
                                              ---------   ---------               ---------    --------
       Total liabilities                        712,866    (526,463)                    (53)    186,350
Mandatorily redeemable convertible
   preferred stock                               83,695     (83,695)(e)                  --          --
Total stockholders' (deficit) equity           (350,914)    592,760                (148,569)     93,277
                                              ---------   ---------               ---------    --------
       Total liabilities and
         stockholders' (deficit) equity       $ 445,647   $ (17,398)              $(148,622)   $279,627
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


5. Reorganization Items

Reorganization expenses are expenses incurred by the Predecessor Company in connection with its reorganization under Chapter 11 of the Bankruptcy Code. Reorganization items included in the Predecessor Company's Statement of Operations include professional fees directly related to the Predecessor Company's bankruptcy. Reorganization expenses included in the statement of operations were approximately $7,762 for the seven-month period ended April 30, 2002. No reorganization items were incurred by the Company in any of the other periods presented.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


6. Prepaid Expenses and Other Current Assets

                                                             Successor Company
                                                          ----------------------
                                                               September 30,
                                                          ----------------------
                                                           2003           2002
                                                          -------        -------
Prepaid expenses.................................          $3,797         $5,999
Accrued interest income..........................               7            528
Notes receivables................................             152            192
Other  ..........................................             541          1,016
                                                           ------         ------
                                                           $4,497         $7,735
                                                           ======         ======

7. Property, Plant and Equipment

Property, plant and equipment consist of the following:


                                                             Successor Company
                                                          ----------------------
                                                               September 30,
                                                          ----------------------
                                                            2003          2002
                                                          --------      --------
Land...................................................   $  2,713      $  2,713
Building and building improvements ....................     84,380        84,094
Leasehold improvements ................................     75,286        71,322
Computer hardware and software and network equipment ..     15,454        15,607
Furniture and equipment ...............................      3,846         3,660
                                                          --------      --------
                                                           181,679       177,396
Less: Accumulated depreciation and amortization .......    (19,136)       (5,549)
Add: Construction in progress .........................         87         2,863
                                                          --------      --------
Property, plant and equipment, net ....................   $162,630      $174,710
                                                          ========      ========


Depreciation expense, were $14,069, $5,517, $26,974 and $34,053 for the year ended September 30, 2003, the five months ended September 30, 2002, the seven months ended April 30, 2002 and the year ended September 30, 2001, respectively.

Certain computer and network equipment are recorded under capital leases that aggregated approximately $1,770 and $4,466 as of September 30, 2003 and 2002, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $257 and $465 as of September 30, 2003 and 2002, respectively. During the year ended September 30, 2003, the Company purchased certain of its equipment recorded under capital lease for a total consideration of $850. The acquired assets had a net carrying value of $1,364 and the related balance of the capital lease was $1,690. The transaction resulted in a net reduction of $840 in the balance of the Company's network equipment.

ATC Merger Corp. ("ATC Corp."), a wholly owned subsidiary of the Company owns the land and building located at 139 Centre Street, New York, New York ("139 Centre St. Building"). The nine-story building with approximately 160,000 square feet of floor space houses the Company's corporate headquarters and one of its Internet data center facilities. A former owner has the right to purchase the Centre Street property and is entitled to additional consideration if the Company sells the property in an amount equal to the greater of (a) $1,000 (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) 10% of the gross sales price of the property if the sales price is greater than $17,500. As per the use of the 139 Centre St. Building to secure the Company's mortgage note see Note 14.

See also Note 23 as per the sale of the property located at 415 Greenwich Street, New-York, NY during October 2003.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


8. Minority Interest

In September 2000, the Company purchased a property located at 415 Greenwich Street, New York, NY (the "Property"). The Property is a certified historic structure eligible for historic tax credits ("Tax Credits") based on qualified expenditures, as defined in the Internal Revenue Code.

In June 2001, the Company entered into an agreement whereby the Tax Credits generated from the renovation of the Property will be utilized by a third party (the "Investor") via a subsidiary (the"LLC") in consideration for a capital contribution to the LLC of approximately $16,549, which represents a 99.9% interest in the LLC. As of September 30, 2002, the LLC had received approximately $5,778 of such capital contribution. The LLC received an additional $4,458 in October 2002 and an additional $1,636 in January 2003. The remaining balance of the capital contribution is due from the Investor in annual installments as follows:

Year Ending September 30,
-------------------------
2004 .................................      $1,557
2005 .................................       1,479
2006 .................................       1,400
2007 .................................         241
                                            ------
Total                                       $4,677
                                            ======

Although the Company's ownership of the LLC is 0.1%, the Company has consolidated the financial statements of the LLC since inception due to effective control of the LLC by the Company resulting in a minority interest in subsidiary in the accompanying consolidated financial statements. The following table reflects the summary statement of operations data for the LLC for the year ended September 30, 2003, the five months ended September 30, 2002, the seven months ended April 30, 2002, and for the period from inception to September 30, 2001:

                                                Successor Company                 Predecessor Company
                                          -----------------------------    ----------------------------------
                                                           Five Months     Seven Months       Period From
                                            Year Ended       Ended            Ended       Inception (June 11,
                                          September 30,   September 30,      April 30,         2001) To
                                               2003           2002             2002       September 30, 2001
                                          -------------   -------------    ------------   ------------------
Revenue.............................             $7,700          $3,208         $ 4,492               $2,331
Net Loss............................               (439)           (195)         (7,374)                 (701)
                                                 ======          ======         =======               =======
Basic and diluted loss per share
 attributable to common stockholders             $(0.01)         $(0.01)        $ (0.19)              $ (0.02)
                                                 ======          ======         =======               =======


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

The Put Option that the Company has written has been recorded at its fair value and is marked to fair value through stockholders' equity. At September 30, 2003 and 2002, the fair value of this option approximated $2,968 and $0, respectively.

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

See also Note 23 as per the sale of the Property during October 2003.

9. Intangible Assets

                                                                Successor Company
                                       ------------------------------------------------------------------
                                               September 30, 2003                September 30, 2002
                                       --------------------------------    ------------------------------
                                       Gross Carrying     Accumulated      Gross Carrying    Accumulated
                                           Amount         Amortization         Amount        Amortization
                                       --------------    --------------    --------------    ------------
Trademarks and trade names.......             $ 1,584            $  149           $ 1,584            $ --
Network build-out know-how.......               7,453             1,320             7,453             388
Customer contracts...............               1,118               528             1,118             155
                                              -------            ------           -------            ----
                                              $10,155            $1,997           $10,155            $543
                                              =======            ======           =======            ====


Identifiable intangible assets amortization expense amounted to $1,454, $543, $0 and $0, for the year ended September 30, 2003, for the five months ended September 30, 2002, for the seven months ended April 30, 2002 and for the year ended September 30, 2001, respectively.

Estimated future annual amortization expense is as follows:

Year Ending September 30,
-------------------------
2004 ..................................       $1,410
2005 ..................................        1,255
2006 ..................................        1,037
2007 ..................................        1,037
2008 ..................................        1,037
Thereafter.............................        2,382
                                              ------
Total..................................       $8,158
                                              ======

10. Accrued Liabilities

Accrued liabilities consist of the following:

                                                             Successor Company
                                                          ----------------------
                                                               September 30,
                                                          ----------------------
                                                            2003          2002
                                                          --------      --------
Franchise tax, sales tax and property tax............      $ 1,312       $ 2,177
Salaries, benefits and commissions...................        1,372         1,636
Telecommunications accrual...........................        2,228         1,706
Technology licenses and maintenance contracts........          249         1,205
Deferred revenue ....................................        1,740         1,503
Restructuring .......................................           68         1,828
Other  ..............................................        3,190         7,869
                                                           -------       -------
                                                           $10,159       $17,924
                                                           =======       =======

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


11. Restructuring and Other

The Company announced a number of restructuring actions to reduce expenses and streamline operations. These actions included a workforce reduction and rationalization of data center and sales locations. The Company recorded restructuring charges of $56,109 in fiscal 2001. The Company recorded net restructuring of $24,834 in the seven month period ended April 30, 2002. This amount is comprised of $28,395, offset by reversals of $3,561, related to revised estimates and a $1,184 vendor settlement related to an asset impaired in the prior year. The Company believes these actions will result in ongoing annual operating expense savings of approximately $24,000.

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

Reversals related to contract settlement charges and facility closings were primarily for settling certain facility contracts and purchase commitments for amounts lower than originally planned. Reversals related to fiscal 2001 asset write downs were primarily related to adjustments to estimated Plant, Property and Equipment impairment. Actual impairment amounts were less than the original estimates.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)

The following table displays the activity and balances of the restructuring reserve account from inception to September 30, 2003:

                                                       Restructuring                               Other
                                        --------------------------------------------    ----------------------------
                                          Employee          Contract      Facility         Assets
                                        Termination       Settlements      Closing       Write-Down       Total
                                        -------------     -------------   ----------    --------------    ----------
Restructure Charge..............             $ 1,200          $ 21,169      $ 5,333          $ 28,407      $ 56,109
Deductions-Non-Cash.............                  --                --           --           (22,889)      (22,889)
Deductions-Cash.................                (194)          (17,119)      (3,380)           (3,336)      (24,029)
                                        -------------     -------------   ----------    --------------    ----------

September 30, 2001 Balance
(Predecessor Company)                          1,006             4,050        1,953             2,182         9,191

Additional Restructure Charge...               2,946            16,407        2,120             6,922        28,395
Deductions-Non-Cash.............                (889)               --         (422)           (6,922)       (8,233)
Deductions-Cash.................              (2,520)          (18,480)      (1,669)               --       (22,669)
Reversal to Fiscal 2001 Plan....                  --              (678)        (701)           (2,182)       (3,561)
                                        -------------     -------------   ----------    --------------    ----------

April 30, 2002 Balance
(Predecessor Company)                            543             1,299        1,281                --         3,123

Deductions-Cash.................                (400)               --         (895)               --        (1,295)
                                        -------------     -------------   ----------    --------------    ----------

September 30, 2002 Balance
(Successor Company)                              143             1,299          386                --         1,828

Deduction-Cash..................                (143)             (485)        (112)               --          (740)
Reversal of accruals............                  --              (814)        (206)               --        (1,020)
                                        -------------     -------------   ----------    --------------    ----------
September 30, 2003 (Successor
Company)                                     $    --          $     --       $   68          $     --      $     68
                                        =============     =============   ==========    ==============    ==========

The remaining liability is expected to be settled in cash.


12. Other Long Term Liabilities

Other long-term liabilities consist of the following:

                                                                            Successor Company
                                                                        ---------------------------
                                                                              September 30,
                                                                        ---------------------------
                                                                           2003            2002
                                                                        ------------    -----------
Note payable........................................................        $ 2,600        $ 2,600
Rabbi trust obligation..............................................             --          2,777
Negative leasehold obligation.......................................          7,247          7,607
Deferred rent ......................................................            486            100
Other  ............................................................             326             --
                                                                        ------------    -----------
                                                                            $10,659        $13,084
                                                                        ============    ===========

The Company has a $2,600 note payable, due November 15, 2005. The note bears interest, payable monthly, at the rate of Prime plus 1%. The note is collateralized by an irrevocable standby letter of credit. The related funds are included in restricted investments on the accompanying consolidated balance sheet.

On July 21, 1999, the Company established a trust (the "Rabbi Trust") for the benefit of a former executive. The trust agreement was for three years beginning in April 1999 through March 1, 2002. The agreement was amended on March 21, 2001, and provided for payments from the Rabbi Trust commencing April 2001. Payments were made from the Trust until March 1 2002, when Globix and two of its wholly-owned subsidiaries filed for Chapter 11. The Company was in litigation over the trust which was settled pursuant to court order confirmation of the settlement dated June 13, 2003. Pursuant to this settlement, Mr. Bell received a distribution of $990 and the Company received a distribution of approximately $1,700. The amount of approximately $100 was retained by the trustee to cover the costs of winding up the trust. See also Note 18.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)

In connection with fresh start accounting at the Effective Date, the Company recorded a Negative Leasehold Liability associated with three of its Internet data centers. The Negative Leasehold Liability amount was determined by independent appraisal and based upon research of the local market condition in each market and estimation of the net effective market rental rates in comparison to the Company's contractual lease rates through expiration of the lease. Such liability will be amortized to reduce lease expense over the remaining life of the lease as follows:


Year Ending September 30,

2004 .................................            $  678
2005 .................................               678
2006 .................................               678
2007 .................................               678
2008 .................................               678
Thereafter ...........................             4,535
                                           --------------
Total.................................             7,925

Less: Current Portion.................              (678)
                                           --------------
Long-term Portion.....................           $ 7,247
                                           ==============


13. 12.5% Senior Notes and 11% Senior Notes

In February 2000, the Company issued $600,000 in aggregate principal amount of its 12.5% Senior Notes in a private placement resulting in net proceeds of approximately $580,000. In connection with the offer of the 12.5% Senior Notes the Company incurred costs of approximately $20,000 that were being amortized over ten years using the effective interest method.

As of the Effective Date, all of the existing 12.5% Senior Notes were cancelled and each holder of the 12.5% Senior Notes became entitled to receive, in exchange for its 12.5% Senior Notes, its pro rata share of $120,000 in aggregate principal amount of the 11% Senior Notes and 13,991,000 shares of the Company's common stock, representing 85% of the shares of the Company's common stock issued and outstanding following the Effective Date. The interest of $11,507 on the 12.5% Senior Notes for the period March 1, 2002 through the Effective Date was not accrued in accordance with SOP 90-7. See Note 4 as per the accounting treatment applied under the Fresh Start Accounting.

The Company is deemed to have issued the 11% Senior Notes on the Effective Date in one series that is initially limited to $120,000 aggregate principal amount of 11% Senior Notes. However, none of the 11% Senior Notes had been distributed as of September 30, 2002. In October 2002, the Company distributed $120,000 in aggregate principal amount of the 11% Senior Notes, which included $1,968 in aggregate principal amount of Senior Notes placed in reserve in escrow pursuant to a Stipulation and Order entered into with the lead plaintiffs in the class action lawsuit described in Note 18.

The 11% Senior Notes will mature on May 1, 2008. The 11% Senior Notes will bear interest at 11% per annum, payable annually in May of each year, commencing on May 1, 2003. Interest on the 11% Senior Notes for the first two year period following the initial date of issuance is, payable in kind by the issuance of additional notes with terms identical to the 11% Senior Notes (other than the date of issuance) in a principal amount equal to the interest payment then due. For the two year period thereafter, interest is payable in cash or, at the Company's option when authorized by its board of directors, in additional notes with terms identical to the 11% Senior Notes (other than the date of issuance), or in any combination of cash and additional notes. For the remaining two years until maturity, interest is payable in cash. As of September 30, 2003 the Company issued an additional $ 11,298 in 11% Senior Notes in payment of accrued interest on the 11% Senior Notes.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)

The 11% Senior Notes were issued under an indenture dated as of April 23, 2002 (the "Indenture"), among the Company, HSBC Bank USA, as trustee (the "Trustee") and Bluestreak Digital, Inc., Gamenet Corporation, NAFT Computer Service Corporation, NAFT International Ltd., PFM Communications, Inc., GRE Consulting, Inc., 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, Comstar.net, Inc. and Comstar Telecom & Wireless, Inc., as the initial Subsidiary Guarantors. See Note 21 for additional disclosures related to the Subsidiary Guarantors. During 2003, the Company merged each of these subsidiary guarantors, other than 415 Greenwich GC, 415 Greenwich GC tenant, LLC, 415 Greenwich GC MM, LLC, with into the Company.


Each holder of the 11% Senior Notes will have the right to require the Company to repurchase all or a portion of its 11% Senior Notes for a purchase price equal to 101% of the principal amount of that holder's 11% Senior Notes plus accrued and unpaid interest to the date of repurchase in the event that:

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

- Subject to certain exceptions, the Company consolidates with or merges with or into another entity, the Company sells or leases all or substantially all of its assets to another entity or any entity consolidates with or merges with or into the Company, in each case pursuant to a transaction in which the Company's outstanding voting securities are changed into or exchanged for cash, securities or other property, unless no person, entity or group of persons or entities owns, immediately after the transaction, more than 50% of the Company's outstanding voting stock,

The indenture governing the 11% Senior Notes (the "Indenture") contains a number of covenants that impose significant operating and financial restrictions on the Company and its subsidiaries. These restrictions significantly limit, and in some cases prohibit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens on assets, enter into business combinations or engage in certain activities with subsidiaries. As of September 30, 2003, the Company was in compliance with the material operating and financial restrictions imposed upon the Company contained in the Indenture.

During the year ended September 30, 2003, the Company repurchased in the open market for $14,612 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $19,074 and associated accrued interest of $1,561. As a result of the repurchase the Company recorded a gain on discharge of debt in the amount of $6,023.

14. Mortgage Payable

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

15. Stockholders' Equity

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

Stock Option Plans

On March 14, 2003, the Company's board of directors approved the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan provides for the grant of stock options to purchase up to 1,828,889 shares of the Company's common stock to any employee, officer, director, or consultant of the Company at an exercise price equal to at least the fair market value at the date of grant. All options granted under the 2003 Plan shall terminate no later than ten years from the date of grant, 50% of options granted under the 2003 Plan vest ratably over a period of up to 3 years with certain acceleration clauses while the remainder of the 50% vest upon meeting certain financial conditions. As of September 30, 2003 the Company's board of directors granted a total of 1,355,976 options. Although the 2003 Plan and the aforementioned options grants are pending on the approval of the Company's stockholders, such options are considered as granted for accounting purposes. None of the options granted under the 2003 Plan can be exercised prior to an approval of the Plan by the stockholders.

Until the Effective Date the Company's shareholders approved several options plans. As a result of the Company's reorganization, all outstanding options and warrants granted under those plans were cancelled and such plans were considered void as of the Effective Date.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the three years ended September 30, 2003:


                                                                        Number of           Weighted Average
                                                                         Shares               Exercise Price
                                                                   -------------------   ---------------------
Options outstanding, September 30, 2000                                    10,298,692          $ 9.54
   Granted                                                                  2,784,160            3.11
   Canceled                                                                (1,128,647)          12.77
   Exercised                                                               (1,559,424)           1.61
                                                                   -------------------

Options outstanding, September 30, 2001                                    10,394,781          $ 8.66
   Granted                                                                  3,219,200            0.45
   Canceled                                                                (3,592,723)           5.83
   Exercised                                                                       --              --
                                                                   -------------------

Options outstanding, April 30, 2002                                        10,021,258          $ 7.03
   Canceled                                                               (10,021,258)           7.03
                                                                   -------------------

Options outstanding, May 1, 2002 and September 30, 2002                            --           $  --
   Granted                                                                  1,355,976            3.04
   Canceled                                                                  (254,220)           3.04
   Exercised                                                                       --              --
                                                                   -------------------

Options outstanding, September 30, 2003                                     1,101,756          $ 3.04
                                                                   ===================

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)

The weighted average fair value of options granted was $1.89 and $2.83 for the years ended September 30, 2003 and 2001, respectively, and $0.41 for the seven months ended April 30, 2002.

On March 14, 2003, the Company's board of directors approved the sale to Communication Technology Advisors, LLC ("CTA") of a fully vested warrant exercisable for 500,000 shares of the Company's common stock at an exercise price of $3.00 per share. CTA provides consulting services to the Company and was a related party until June 24, 2003 (See Note 20). The purchase price of the warrants is $25. If CTA elects to purchase this warrant, it will be immediately exercisable for a period of 10 years from the date of issuance. CTA is a provider of services to the Company and as such, the value of the warrant is expensed as determined by using the Black Scholes valuation model. The assumptions used in the Black- Scholes model include the risk free rate of 2.92%, volatility of 133%, no dividend yield, a contractual life of 10 years and an expected life of five years with a fair market value of $2.50. The fair value of the warrant of $ 1,050 was expensed as part of SG&A during the year ended September 30, 2003. The CTA warrant is not included in the aforementioned table.

In April 1998, the Company completed a $160.0 million debt financing consisting of 160,000 units, each unit consisting of a note in the principal amount of one thousand dollars and one warrant to purchase 14.08 shares of common stock (total of 2,252,800 shares of common stock) at a purchase price of $3.51 per share. Of the 2,252,800 shares underlying the original 160,000 warrants, 194,797 shares remained, until canceled on the Effective Date.

16. 401(k) Plan

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

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)

17. Income Taxes

The Company accounts for income taxes under SFAS. No. 109, "Accounting for Income Taxes". This statement applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the consolidated financial statements and the Company's tax returns.

The provision for income taxes for the periods below differs from the amount computed by applying the federal statutory rate due to the following:

                                                  Successor Company                     Predecessor Company
                                          ----------------------------------    ------------------------------------
                                                              Five Months        Seven Months
                                            Year Ended           Ended              Ended             Year Ended
                                          September 30,      September 30,        April 30,         September 30,
                                               2003               2002               2002                2001
                                          ---------------    ---------------    ---------------    -----------------
Statutory Federal income tax rate.......        (35)%              (35)%                 35%                (34)%
State and local taxes, net of Federal
    benefit.............................        (10)%              (10)%                 14%                (11)%
Other:                                           --                 --                    5%                 --

Valuation Allowance.....................         45%                45%                 (54)%                45%
Effective income tax rate...............         --                 --                   --                  --

Significant components of the deferred tax assets and liabilities are as follows:

                                                                                Successor Company
                                                                         ---------------------------------
                                                                                  September 30,
                                                                         ---------------------------------
                                                                             2003               2002
                                                                         --------------    ---------------
Deferred tax assets:
Net operating loss carryforwards....................................         $ 48,318         $ 32,717
Restructuring reserve...............................................              364              823
Allowance for doubtful accounts.....................................              589              477
Depreciation and amortization.......................................           46,771           53,893
Deferred rent.......................................................              219            1,403
Deferred compensation...............................................               --              429
Deferred revenue....................................................              783               52
Other  .............................................................               31              383
                                                                         --------------    ---------------
Total deferred tax assets                                                      97,075           90,177
Less: valuation allowance...........................................          (97,075)         (90,177)
                                                                         --------------    ---------------
Total net deferred tax assets                                                 $    --          $    --
                                                                         ==============    ===============

The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal income tax loss carryforwards of approximately $91,000 at September 30, 2003. These income tax loss carryforwards expire through 2022. The U.S. Federal income tax loss carryforwards were reduced upon emergence from bankruptcy due to the Internal Revenue Code's rules and regulations related to the cancellation of indebtedness income that is excluded from taxable income. Since the Plan provided for substantial changes in the Company's ownership, the Company's use of its net operating loss carryforward may be limited. The Company has not yet determined the impact, if any that changes in ownership have had on net operating loss carryforwards. As of September 30, 2003, the Company also has net operating loss carryforwards of approximately $24,700 from its United Kingdom Subsidiaries, which do not expire under U.K. tax rules. For financial reporting purposes, income tax benefits through September 30, 2003 related to both U.S. Federal and foreign income tax losses are fully offset by a valuation allowance due to the uncertainty of the Company's ability to realize income tax benefits by generating taxable income in the future.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)

The Company's emergence from bankruptcy in fiscal 2002 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for the Company's tax reporting and therefore, deferred tax items were recognized concurrently with the recognition of the respective fresh start accounting adjustments. In addition pursuant to SOP 90-7, reversals of the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce intangibles until exhausted and thereafter are reported as additional paid in capital as opposed to income tax expense. The balance of the valuation allowance for which this treatment is required was approximately $80,400 at September 30, 2003 and 2002.

18. Commitments and Contingencies

Leases

The Company has minimum monthly usage/maintenance levels with certain of its telecommunications carriers expiring in various years through 2008. The Company also leases certain of its facilities and various equipment under non-cancelable operating leases expiring in various years through 2030. Total lease expense for all operating leases for the year ended September 30, 2003 the seven months ended April 30, 2002, the five months ended September 30, 2002 and for the year ended September 30, 2001 was $5,800, $6,101, $2,993and $7,128, respectively.

Future minimum payments due under these operating leases and telecommunications carrier usage commitments are as follows:

Year Ending September 30,       Telecom           Leases           Total
-------------------------    --------------    -------------    -------------

2004 ........................     $ 13,325          $ 5,206         $ 18,531
2005 ........................       11,071            4,147           15,218
2006 ........................        9,881            6,350           16,231
2007 ........................        4,446            6,397           10,843
2008 ........................        4,203            6,445           10,648
Thereafter...................           82           44,420           44,502
                             --------------    -------------    -------------
Total                             $ 43,008          $72,965        $ 115,973
                             ==============    =============    =============


Capital Lease Obligation

Future minimum lease payments due under capital leases are as follows:

Year Ending September 30,

2004 ..........................................        $ 1,383
2005 ..........................................            251
2006 ..........................................            123
Less: Amount representing interest.............           (148)
                                                 --------------
Present value of net minimum lease payments....          1,609

Less: Principal Current Portion................         (1,235)
                                                 --------------
Long-term Portion..............................          $ 374
                                                 ==============

Letters of Credit

As of September 30, 2003 and 2002 the Company had collateralized letters of credit aggregating to $2,600. The related funds are included in restricted cash and investments on the accompanying consolidated balance sheet.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


Employment and Other Contractual Agreements

Peter K. Stevenson

Effective April 15, 2002, the Company entered into an employment agreement with Peter K. Stevenson for his services as the Company's President and Chief Executive Officer. Mr. Stevenson's employment agreement expired in July 2003, and was extended until July 31, 2004. Mr. Stevenson's base salary is $308,000 per year. Mr. Stevenson is also eligible for an annual bonus equal to up to 50% of his base salary which is contingent upon the Company meeting certain performance targets and a bonus contingent on the success the Company may have in the purchase or sale of certain assets or disposition or acquisition of certain business in sums to be determined by the Company's compensation committee. In addition, under the terms of Mr. Stevenson's employment agreement, Mr. Stevenson was granted options to acquire 548,667 shares of the Company's common stock. As of September 30, 2003 all of Mr. Stevenson's options have vested.

Mr. Stevenson's employment agreement provides that in the event that the Company terminates his employment for any reason other than cause, if Mr. Stevenson terminates his employment for good reason or if Mr. Stevenson's employment terminates as a result of his death or permanent disability, then Mr. Stevenson is entitled to a years' salary.

Contingencies

On January 28, 2002, a derivative suit was filed in the United States District Court for the Southern District of New York against the Company, as nominal defendant, and certain of its current and former directors and officers. The Company believes that the allegations in this lawsuit are without merit and intends to vigorously defend against them. In addition, the plaintiff has not pursued her claims since the filing of the lawsuit. Although there can be no assurance as to the outcome or effect of this lawsuit, the Company do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on its business, financial condition, results of operations or cash flows.

There is a putative class action lawsuit pending in the United States District Court for the Southern District of New York entitled In re Globix Corp Securities Litigation, No. 02-CV-00082. This lawsuit names as defendants the Company and its former officers Marc Bell, Peter Herzig (who remains a director of our Company) and Brian Reach, and asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001.

On June 25, 2002, the Company entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit. The Stipulation and Order provides that 229,452 shares of our common stock and $1,968 in aggregate principal amount of the 11% Senior Notes will be held in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, the Company will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10,000 or greater) or a portion of (in the event that this excess is less than $10,000) the shares of our common stock and the 11% Senior Notes being held in escrow.

A consolidated amended complaint was filed in this lawsuit on June 28, 2002. The Company has filed a motion to dismiss the consolidated amended complaint. Briefing of that motion is not yet complete. If the motion is denied, the case will proceed to the discovery stage. The Company believes that the allegations in this lawsuit are without merit and intends to vigorously defend against them. Although there can be no assurance as to the outcome or effect of this lawsuit, Globix do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


On June 12, 2002, Robert B. Bell, a former officer and director of the Company, filed a complaint in the United States District Court for the Southern District of New York, entitled Robert B. Bell v. Arnold M. Bressler, as Trustee, and Globix Corporation, alleging breach of contract claims related to the failure to make payments under a trust, which the Company refers to as the Rabbi Trust, that Globix formed pursuant to an employment agreement with Mr. Bell. In addition, in connection with the same underlying issues, on July 24, 2002 the Company filed a complaint in the United States Bankruptcy Court for the District of Delaware entitled Globix Corporation v. Arnold N. Bressler, as Trustee of the Globix Corporation Rabbi Trust and Robert B. Bell. Subsequently, these litigations were consolidated in the United States Bankruptcy Court matter.

This consolidated action was settled on June 13, 2003. As a result of the settlement, Mr. Bell received a distribution of approximately $990 and Globix received a distribution of approximately $1,700 from the Rabbi Trust.

On February 6, 2003, a putative derivative suit was filed in New York State Supreme Court (County of New York) against the Company, as nominal defendant, and Lehman Brothers Inc., Chase Securities, Inc., Credit Suisse First Boston Corporation, Merrill Lynch Pierce Fenner & Smith Incorporation, Salomon Smith Barney Inc. and ABN Amro Securities LLC (as successor to ING Barings, LLC), the initial purchasers in our February 2000 offering of the 12.5% Senior Notes. The suit alleges that the underwriting discount granted to the initial purchasers of the 12.5% Notes violated Section 5-531 of the New York General Obligations Law, which limits the amount that can be charged by a loan broker. On March 6, 2003, the plaintiff and the initial purchasers entered into a tolling agreement that would result in the dismissal of the action without prejudice pending action on a motion to dismiss an amended complaint submitted in a similar case involving debt securities issued by another corporation. On March 13, 2003, the court dismissed the action without prejudice. On July 17, 2003, the plaintiff and the initial purchasers extended their tolling agreement to allow the plaintiff to re-file a complaint against the Company at any time during a period of ten days following the disposition on appeal in the case involving the other corporation. The Company does not anticipate that it will incur any liability in connection with this matter.

On November 12, 2003, the Company was served with a complaint filed in the United States Court for Southern District of New-York, entitled Alfred G. Binford v. Globix Corporation, alleging breach of contract claims related to the failure to make payments under an employment letter, as amended, seeking damages in the amount of $2,113. Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows. The Company has accrued its estimated liability for its insurance deductible.

From time to time Globix is involved in legal proceedings in the ordinary course of our business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which the Company is a party, the Company does not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings would have a material adverse impact on our business, financial condition, results of operations or cash flows.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)

19. Segment Information

The Company reports segment information under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Effective April 1, 2001 and for the fiscal year ended September 30, 2001, the Company began to evaluate its results of operations based on one operating segment. Previously the Company reported under two operating segments.


                                            Successor Company                           Predecessor Company
                                 ---------------------------------------      ----------------------------------
                                                          Five Months
                                   Year Ended                 Ended            Seven Months         Year Ended
                                 September 30,             September 30,          Ended            September 30,
                                      2003                     2002           April 30, 2002           2001
                                 -------------             -------------      --------------       -------------
Revenues:
      United States...              $ 36,833                $ 20,410              $ 37,747          $  82,020
       Europe.........                23,344                  10,313                13,526             22,190
                                    --------                --------              --------          ---------
       Consolidated...              $ 60,177                $ 30,723              $ 51,273          $ 104,210
                                    ========                ========              ========          =========

Operating income
   (loss):
      United States...              $(22,631)               $(15,069)             $(54,433)         $(142,713)
       Europe.........                 4,230                     (39)              (29,150)           (14,773)
                                    --------                --------              --------          ---------
       Consolidated...              $(18,401)               $(15,108)             $(83,583)         $(157,486)
                                    ========                ========              ========          =========

Tangible assets:
      United States...              $175,864                $210,521                                $ 439,667
       Europe.........                38,260                  42,587                                   89,953
                                    --------                --------                                ---------
       Consolidated...              $214,124                $253,108                                $ 529,620
                                    ========                ========                                =========


                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)



20. Related Party Transactions

Consulting Agreement with Communication Technology Advisors

The Company and Communication Technology Advisors LLC ("CTA"), are parties to a consulting agreement. Jared E. Abbruzzese, who was a member of the Company's board of directors as of September 30, 2002 and resigned during the year ended September 30, 2003, is the Founder and Chairman of CTA and is actively engaged in all aspects of CTA's business.

Under this agreement, the Company engaged CTA to act as the Office of the Chief Restructuring Officer, providing the Company with a wide range of business advisory services. As consideration for the services provided by CTA, the Company pays CTA a monthly fee of $65. The Company also reimburses CTA for its out-of-pocket expenses incurred in connection with rendering services to the Company during the term of the agreement. In addition to the monthly fee and expense reimbursement, CTA is also entitled to a success fee in the amount of $1,500 upon the achievement of certain success milestones. Pursuant to this agreement no accrual is required as of September 30, 2003.

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

Neither CTA, nor any of its principals or affiliates as of September 30, 2002 or thereafter was a stockholder of the Company, nor does it hold any debt of the Company (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under its existing agreement with the Company). See Note 15 for warrant granted by the Company to CTA.

From September 2002 through December 2002, CTA subleased office space from Net One Group, Inc., a company founded by Mr. Stevenson. CTA paid a total of $4.8 in rent to Net One Group under the sublease.

CTA has advised the Company that in connection with the conduct of its business in the ordinary course it routinely advises clients in, and appears in restructuring cases involving, telecommunications companies throughout the country. CTA has also advised the Company that certain holders of the Company's common stock and/or debt securities and/or certain of their respective affiliates or principals are current clients of CTA in matters unrelated to the Company, former clients of CTA in matters unrelated to the Company and affiliates of clients who are (or were) represented by CTA in matters unrelated to the Company.

The consulting services described above were approved by a majority of the Company's disinterested directors.

For the fiscal year ended September 30, 2003, the Company recorded in respect of CTA consulting expenses and reimbursement of expenses of $780 and $30, respectively. Although CTA continues to provide the Company with ongoing consulting services, it is no longer considered a related party as of September 30, 2003.

Life Insurance and Disability for Peter K. Stevenson

Peter K. Stevenson, the Company's President and Chief Executive Officer, receives life insurance and disability insurance benefits in excess of the benefits that are offered to the Company's other employees. These benefits are payable to an entity controlled by Mr. Stevenson. The premiums for these benefits totaled $6.3 for the five month period ended September 30, 2002. No further amounts were paid during 2003. These benefits were approved by a majority of the Company's disinterested directors.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)



21. Subsidiary Guarantors

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The adoption of FIN 45 did not have an effect on the Company's results of operations or financial position.

Under the terms of the indenture governing the 11% Senior Notes, the following subsidiaries of the Company have fully and unconditionally and jointly and severally guaranteed the full and prompt performance of the Company's obligations under the 11% Senior Notes and the Indenture, including the payment of principal of and premium, if any, on and interest on the 11% Senior Notes:
Bluestreak Digital, Inc., Gamenet Corporation, Naft Computer Service Corporation, Naft International Ltd., PFM Communications, Inc., GRE Consulting, Inc., 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, Comstar.Net, Inc. and Comstar Telecom & Wireless, Inc. The Company merged each of these subsidiary guarantors, other than 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC and 415 Greenwich GC MM, LLC, with and into the Company.

22. Disclosure About Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, restricted cash, receivables, payables, and current portion of capital lease obligation and mortgage payable included in the consolidated balance sheets approximate their fair value due to the their short-term maturity.

The fair value of marketable securities and investments are based on quoted market prices.

The fair market value of the 11% Senior Notes are approximately $84,292 based on the repurchase price paid by the Company subsequent to September 30, 2003 (see
Note 23).

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)



23. Subsequent Events

During October 2003 the Company reached an agreement to sell the Property located at 415 Greenwich Street, New York, NY for total cash consideration of approximately $60,000. In connection with the sale the Company expects to record a gain during the second quarter of 2004. The Company expects to use the proceeds to purchase a portion of the 11% Senior Notes, to pay to the Investor (as described in Note 8) and for working capital. As of September 30, 2003 this property did not meet the criteria to be classified as long-lived assets to be disposed of by sale in accordance with SFAS No. 144.

On October 3, 2003, the Company repurchased in the open market for $5,583 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $7,000 and associated accrued interest of $329. As a result of the repurchase the Company recorded a gain on discharge of debt in the amount of $1,746.

On October 31, 2003, Globix acquired the business, substantially all of the assets and assumed certain liabilities of Aptegrity, Inc., a provider of web application and operations management services for a total cash consideration of approximately $2,000, subject to final settlement.

                      GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Amounts in Thousands, Except Share and Per Share Data)


24. Selected Quarterly Financial Data (Unaudited)


                                                                             Successor Company
                                                      -------------------------------------------------------------------
                                                                                Quarter Ended
                                                      -------------------------------------------------------------------
                                                      December 31, 2002 March 31, 2003  June 30, 2003  September 30, 2003
                                                      ----------------- --------------  -------------  ------------------
Net revenues                                                    $16,480        $15,368        $14,519            $13,810
Operating costs and expenses:
   Cost of revenues (excluding depreciation,
    amortization, payroll and occupancy shown below)              5,624          5,274          4,601              4,491
   Selling, general and administrative                           11,891         12,570          9,253             10,716
   Restructuring charges                                                          --             --               (1,020)
   Depreciation and amortization                                  3,727          4,116          4,057              3,623
                                                                -------        -------        -------            -------
Total operating costs and expenses                               21,242         21,960         17,911             17,810
                                                                -------        -------        -------            -------
   Other operating income                                                          345
Loss from operations:                                            (4,762)        (6,247)        (3,392)            (4,000)
   Interest and financing expense, net                           (3,516)        (3,214)        (3,463)            (3,769)
   Other income (expense)                                           182            204            220                626
   Gain on debt discharge                                         2,727          2,044          1,154                98
   Minority interest in subsidiary                                  108            120            105               (333)
                                                                -------        -------        -------            -------
Net loss before income taxes                                     (5,261)        (7,093)        (5,376)            (7,378)
Income tax expense                                                                                                   167
                                                                -------        -------        -------            -------
Net loss attributable to common Stockholders                    $(5,261)       $(7,093)       $(5,376)           $(7,545)
                                                                =======        =======        =======            ========
Basic and diluted loss per share attributed to
 common stockholders                                            $ (0.32)       $ (0.43)       $ (0.33)           $ (0.46)
                                                                =======        =======        =======           =========




                                                                  Predecessor Company
                                                 -----------------------------------------------------
                                                   Three Months      Three Months          One Month
                                                      Ended               Ended              Ended
                                                 December 31, 2001  March 31, 2002      April 30, 2002
                                                 -----------------  --------------  ------------------
Net revenues                                              $ 23,379        $ 21,389           $   6,505
Operating costs and expenses:
   Cost of revenues (excluding depreciation,
    amortization, payroll and occupancy shown below)         9,663           9,737               2,723
   Selling, general and administrative                      24,748          21,401              11,057
   Loss (gain) on impairment of assets                        --             3,221                (643)
   Restructuring charges                                      --            24,834                --
   Depreciation and amortization                            12,012          12,174               3,929
                                                          --------        --------           ---------
Total operating costs and expenses                          46,423          71,367              17,066
                                                          --------        --------           ---------
Loss from operations:                                      (23,044)        (49,978)            (10,561)
   Interest and financing expense, net                     (19,058)        (13,161)               (268)
   Other income (expense)                                      110            (506)               (113)
   Gain on debt discharge                                     --              --               427,066
   Minority interest in subsidiary                             389             955               4,434
   Reorganization items                                       --            (5,598)             (2,164)
   Fresh start accounting adjustments                         --              --              (148,569)
                                                          --------        --------           ---------
Net (loss) income                                          (41,603)        (68,288)            269,825
   Dividends and accretion on preferred stock               (1,848)         (1,329)               --
                                                          --------        --------           ---------
Net (loss) income attributable to common
 stockholders                                             $(43,451)       $(69,617)          $ 269,825
                                                          ========        ========           =========
Basic (loss) earnings per share attributed
 to common stockholders                                   $  (1.11)       $  (1.75)          $    6.52
                                                          ========        ========           =========
Diluted (loss) earnings per share attributed
 to common stockholders                                   $  (1.11)       $  (1.75)          $    5.37
                                                          ========        ========           =========



                                                           Successor Company
                                                    ---------------------------------
                                                      Two Months     Three Months
                                                        Ended           Ended
                                                    June 30, 2002  September 30, 2002
                                                    -------------  ------------------
Net revenues                                              $12,702            $ 18,021
Operating costs and expenses:
   Cost of revenues (excluding depreciation,
    amortization, payroll and occupancy shown below)        4,505               5,953
   Selling, general and administrative                     10,749              18,564
   Loss (gain) on impairment of assets                       --                  --
   Restructuring charges                                     --                  --
   Depreciation and amortization                            2,454               3,606
                                                         --------            --------
Total operating costs and expenses                         17,708              28,123
                                                         --------            --------
Loss from operations:                                      (5,006)            (10,102)
   Interest and financing expense, net                     (2,363)             (3,503)
   Other income (expense)                                    (145)                (12)
   Gain on debt discharge                                    --                  --
   Minority interest in subsidiary                           --                  --
   Reorganization items                                      --                  --
   Fresh start accounting adjustments                        --                  --
                                                         --------            --------
Net (loss) income                                          (7,514)            (13,617)
   Dividends and accretion on preferred stock                --
                                                         --------            --------
Net (loss) income attributable to common
 stockholders                                             $(7,514)           $(13,617)
                                                         ========            ========
Basic (loss) earnings per share attributed
 to common stockholders                                   $ (0.46)           $  (0.83)
                                                         ========            ========
Diluted (loss) earnings per share attributed
 to common stockholders                                   $ (0.46)           $  (0.83)
                                                         ========            ========


Schedule II - Valuation and Qualifying Accounts


                Column A                        Column B                 Column C                 Column D         Column E
-----------------------------------------    ---------------    ----------------------------     ------------    -------------
                                                                         Additions
                                                                ----------------------------
                                               Balance At        Charges to      Charges                          Balance At
                                              Beginning of       Costs and       to Other                           End of
                                                 Period           Expenses       Accounts         Deductions        Period
                                             ---------------    -------------    -----------     ------------    -------------
Allowance for Doubtful Accounts
-------------------------------
Predecessor Company (October 1,
2001 to April 30, 2002) .............                 8,052            4,284             94          (9,618)            2,812

Successor Company (May 1, 2002 to
September 30, 2002) .................                 2,812            1,904             80          (2,231)            2,565

Successor Company (October 1,
2002 to September 30, 2003) .........                 2,565            1,997             24          (1,940)            2,646


Deferred Tax Valuation Allowance
--------------------------------
Predecessor Company (October 1,
2001 to April 30, 2002) .............               167,421           40,400         66,021        (193,402)           80,440

Successor Company (May 1, 2002 to
September 30, 2002) .................                80,440            9,737             --               --           90,177

Successor Company (October 1,
2002 to September 30, 2003) .........                90,177            6,898             --               --           97,075

                         STATEMENT OF DIFFERENCES
                         ------------------------
The trademark symbol shall be expressed as.............................. 'TM'