Form 10-Q
period 2003-12-31
GLOBIX CORP
filed 2004-02-04
CIK 1003111

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes |_| No |X|

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |X| No |_|



     Number of shares of the Registrant's common stock outstanding as of January 31, 2004 was 16,460,000.

================================================================================

                       GLOBIX CORPORATION AND SUBSIDIARIES

                                Table of Contents


                                                                                                                              Page
                                                                                                                              ----
Part I           Financial Information
   Item 1        Consolidated Balance Sheets -- As of December 31, 2003  and September 30, 2003............................     1
                 Interim Consolidated Statements of Operations -- For the Three Months Ended December 31, 2003 and for
                 the Three Months Ended December 31, 2002 ...............................................................       2
                 Interim Consolidated Statements of Cash-Flows -- For the Three Months Ended December 31, 2003 and for
                 the Three Months Ended December 31, 2002 ...............................................................       3
                 Notes to the Interim Unaudited Consolidated Financial Statements.........................................      5
   Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations....................     10
   Item 3        Quantitative and Qualitative Disclosures About Market Risk...............................................     14
   Item 4        Controls and Procedures..................................................................................     14

Part II          Other Information........................................................................................
   Item 1.       Legal Proceedings........................................................................................     15
   Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.........................     15
   Item 3.       Defaults Upon Senior Securities..........................................................................     15
   Item 4.       Submission of Matters to a Vote of Security Holders......................................................     15
   Item 5.       Other Information .......................................................................................     15
   Item 6.       Exhibits and Reports on Form 8-K ........................................................................     15

Signatures................................................................................................................     16
Certifications............................................................................................................  17-20


                       GLOBIX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in Thousands, Except Share and Per Share Data)


                                                                                               December 31,    September 30,
                                                                                                  2003             2003
                                                                                               ------------    -------------
                                                                                                (Unaudited)
                                                                                               ------------
Assets
Current assets:
Cash and cash equivalents ................................................................     $   9,358        $  24,503
Short-term investments ...................................................................        10,706            7,226
Marketable securities ....................................................................         1,162            1,531
Accounts receivable, net of allowance for doubtful accounts of $2,793 and
 $2,646, respectively ....................................................................         7,141            6,012
Prepaid expenses and other current assets ................................................         5,819            4,497
Property held for sale ...................................................................        48,920               --
Restricted cash ..........................................................................         2,063            2,195
                                                                                               ---------        ---------
          Total current assets ...........................................................        85,169           45,964
Investments ..............................................................................         1,452              697
Investments, restricted ..................................................................         4,875            4,733
Property, plant and equipment, net .......................................................        95,394          162,630
Intangible assets, net of accumulated amortization of $2,403 and $1,997, respectively ....         8,952            8,158
Other assets .............................................................................           311              100
                                                                                               ---------        ---------
          Total assets ...................................................................     $ 196,153        $ 222,282
                                                                                               =========        =========

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligation and mortgage payable .........................     $     742        $   1,510
Accounts payable .........................................................................         5,606            5,846
Accrued liabilities ......................................................................        10,892           10,159
                                                                                               ---------        ---------
          Total current liabilities ......................................................        17,240           17,515
Capital lease obligations, net of current portion ........................................           308              374
Mortgage payable .........................................................................        19,837           19,912
11% Senior Notes .........................................................................       105,321          112,321
Accrued interest - 11% Senior Notes ......................................................         7,780            5,182
Other long term liabilities ..............................................................        10,842           10,659
Put-option liability .....................................................................         2,968            2,968
                                                                                               ---------        ---------
          Total liabilities ..............................................................       164,296          168,931

Commitments and contingencies (Note 5)

Stockholders' Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 16,460,000
    issued and outstanding, for both periods presented ...................................           165              165
Additional paid-in capital ...............................................................        97,166           97,191
Accumulated other comprehensive income ...................................................         4,424            2,401
Deferred compensation ....................................................................          (143)              --
Accumulated deficit ......................................................................       (69,755)         (46,406)
                                                                                               ---------        ---------
          Total stockholders' equity......................................................        31,857           53,351
                                                                                               ---------        ---------
          Total liabilities and stockholders' equity .....................................     $ 196,153        $ 222,282
                                                                                               =========        =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


                                                                                            For the Three Months Ended
                                                                                           ----------------------------
                                                                                           December 31,    December 31,
                                                                                               2003            2002
                                                                                           ------------    ------------

Revenue, net .........................................................................    $     14,385     $     16,480
Operating costs and expenses:
    Cost of revenue (excluding depreciation, amortization, and certain payroll and
      occupancy shown below) .........................................................           4,876            5,624
    Selling, general and administrative ..............................................          10,944           11,891
    Loss on impairment of property held for sale .....................................          17,313               --
    Depreciation and amortization ....................................................           3,371            3,727
                                                                                          ------------     ------------
                   Total operating costs and expenses ................................          36,504           21,242

Loss from operations .................................................................         (22,119)          (4,762)
    Interest and financing expense ...................................................          (3,453)          (3,904)
    Interest income ..................................................................             179              388
    Other (expense) income, net ......................................................             297              182
    Gain on discharge of debt ........................................................           1,747            2,727
    Minority interest in subsidiary ..................................................              --              108
                                                                                          ------------     ------------
Net loss .............................................................................    $    (23,349)    $     (5,261)
                                                                                          ============     ============

Basic and diluted loss per share .....................................................    $      (1.42)    $      (0.32)
                                                                                          ============     ============

Weighted average common shares outstanding - basic and diluted .......................      16,460,000       16,460,000
                                                                                          ============     ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


                                                                                                 For the Three Months Ended
                                                                                              -----------------------------
                                                                                              December 31,      December 31,
                                                                                                  2003              2002
                                                                                              ------------     ------------
Cash Flows From Operating Activities
Net Loss ...............................................................................       $(23,349)       $ (5,261)
Operating activities:
  Depreciation and amortization ........................................................          3,371           3,727
  Provision for uncollectible receivables ..............................................            202             624
  Gain on debt discharge ...............................................................         (1,747)         (2,727)
  Gain on sale of short-term investments ...............................................             --            (138)
  Loss on impairment of property held for sale .........................................         17,313              --
  Gain on sale of marketable securities ................................................            142              --
  Amortization of deferred compensation ................................................             34              --
  Minority interest in subsidiary ......................................................             --            (108)
Changes in assets and liabilities:
  Decrease (increase) in accounts receivable ...........................................           (486)            594
  Decrease (increase) in prepaid expenses and other current assets .....................           (590)          2,702
  Decrease (increase) in other assets ..................................................           (211)             --
  Increase (decrease) in accounts payable ..............................................           (457)            332
  Increase (decrease) in accrued liabilities ...........................................             12          (3,812)
  Decrease in accrued interest .........................................................          2,927           3,263
  Other ................................................................................           (121)           (111)
                                                                                               --------        --------
Net Cash Used in Operating Activities ..................................................         (2,960)           (915)
                                                                                               --------        --------

Cash Flows From Investing Activities
  Investments in short-term and long-term investments ..................................         (4,269)         (3,234)
  Proceeds from restricted cash and investments ........................................            146             306
  Proceeds from sale of marketable securities ..........................................            570              --
  Payment for business acquired from Aptegrity (Appendix A) ............................         (2,287)
  Purchase of property, plant and equipment ............................................           (438)           (555)
                                                                                               --------        --------
Net Cash Used in Investing Activities ..................................................         (6,278)         (3,483)
                                                                                               --------        --------
Cash Flows From Financing Activities
  Repurchase of 11% Senior Notes .......................................................         (5,583)         (7,030)
  Capital contribution (distribution) in minority-owned subsidiary, net ................           (202)          4,361
  Capital lease termination payment ....................................................           (319)             --
  Repayment of mortgage payable and capital lease obligation ...........................           (171)           (286)
                                                                                               --------        --------
Net Cash Used in Financing Activities ..................................................         (6,275)         (2,955)
                                                                                               --------        --------
Effects of Exchange Rates Changes on Cash and Cash Equivalents .........................            368             275
                                                                                               --------        --------
Decrease in Cash and Cash Equivalents ..................................................        (15,145)         (7,078)
Cash and Cash Equivalent, Beginning of Period ..........................................         24,503          47,562
                                                                                               --------        --------
Cash and Cash Equivalent, End Period ...................................................       $  9,358        $ 40,484
                                                                                               ========        ========
Supplemental disclosure of cash flow information:
Cash paid for interest .................................................................       $    477        $    570
                                                                                               ========        ========
Non-cash financing activities:
Capital expenditures included in accounts payable, accrued liabilities and
    other long-term liabilities ........................................................       $     --        $    215
                                                                                               ========        ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


Appendix A - Payment for business acquired from Aptegrity:

                                                    For the Three Months Ended
                                                   ----------------------------
                                                   December 31,    December 31,
                                                       2003              2002
                                                   ------------    ------------

Current assets ...............................       $  (696)       $   --
Property, plant and equipment ................          (738)           --
Current liabilities ..........................           347            --
Other intangible assets ......................        (1,200)           --
                                                     -------        ------
                                                     $ 2,287        $   --
                                                     =======        ======






The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)

NOTE 1 - GENERAL

Globix Corporation and its subsidiaries ("Globix" or, the "Company") is a provider of Internet solutions to businesses. The solutions include secure and fault-tolerant Internet data centers with network services providing network connectivity to the Internet and Internet-based managed and application services, which include co-location, dedicated hosting, streaming media, and messaging services. The Company currently offers services from facilities in New York City, New York, Santa Clara, California, Fairfield, New Jersey, Atlanta, Georgia and London, England.

On October 31, 2003, Globix acquired for cash the business, substantially all of the assets and assumed certain liabilities of Aptegrity, Inc. ("Aptegrity"), a provider of web application and operations management services for a total net cash consideration of approximately $2,300, subject to final settlement.

The acquisition was accounted for as a purchase; accordingly, the purchase price has been allocated to the assets acquired. The allocation of the purchase price among the identifiable intangible assets was based upon the Company's estimates of fair value of those assets. The Company has recorded $800 in respect of acquired trademarks and trade names which are being amortized on a straight-line basis over 7 years and $400 was recorded in respect of customer contracts which are being amortized on a straight-line basis over 2 years. The operations of Aptegrity are included in the consolidated statements from November 1, 2003.

Pro forma information has not been provided due to immateriality of Aptegrity's results of operations.

During October 2003 the Company reached an agreement to sell the property located at 415 Greenwich Street, New York, NY ("the Property") for total cash consideration of approximately $60,000. In connection with the sale the Company recorded an impairment charge of $17,313 to write-down the Property to its market value less cost to sell of approximately $11,500,reflecting a $7,000 payment required to be made to a third party investor in the Property, approximately $1,800 of property taxes due in connection with the sale and other related expenses. The sale of the Property was completed on January 22, 2004. On January 26, 2004 the Company announced that it was using approximately $44,000 of the net proceeds from the sale to commence a tender offer for up to $40,274 in principal amount of its outstanding 11% Senior Notes Due 2008 at par value plus accrued interest. The Company intends to use the remaining balance of the net proceeds from the sale for working capital purposes. As of December 31, 2003 the Property is classified under current assets as property held for sale in accordance with SFAS No. 144.

On October 3, 2003, the Company repurchased in the open market for $5,583 a portion of its outstanding 11% Senior Notes, which had a principal value of $7,000 and associated accrued interest of $330. As a result of the repurchase the Company recorded a gain on discharge of debt in the amount of $1,747.

The Company has historically experienced negative cash flow from operations and has incurred net losses. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to reduce its indebtedness and operating expenses or increase its revenue base. For the three months ended December 31, 2003, the Company had a net loss of $23,349 and an accumulated deficit for December 31, 2003 of $69,755. The Company is dependent upon its cash on hand and cash generated from operations to support its capital requirements. Although no assurances can be given, the Company's management believes that actions taken by the Company pursuant to its Plan of Reorganization (the "Plan") from April 30, 2002, including company downsizing, headcount reductions and other cost reductions, as well as cost control measures and the restructuring of its outstanding debt in connection with the Plan, have positioned the Company to maintain sufficient cash flows from operations to meet its operating, capital and debt service requirements for the next 12 months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, in attracting new customers, or in maintaining its existing customer base. Moreover, despite the Company's restructuring, it has continued to experience significant decreases in revenue and low levels of new customer additions in the period following its restructuring. In the future, the Company may make acquisitions or repurchase indebtedness of the Company which, in turn, may adversely affect the Company's liquidity.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of Globix Corporation and its subsidiaries (the "Company") have been prepared by the Company according to accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim condensed consolidated financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company's financial position at December 31, 2003 and the three month period then ended. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 2003 Form 10-K. The results of operations for the three month period ended December 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2004.

Management Estimates

The preparation of the Company's financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.

Significant estimates include estimates of the collectibility of accounts receivable, the useful lives and ultimate realizability of property, equipment, intangible assets and deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.

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

The following table illustrates the effect on loss attributable to common stockholders and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)



                                                                                      For the Three Months Ended
                                                                                   -------------------------------
                                                                                   December 31,       December 31,
                                                                                      2003                2002
                                                                                   ------------       ------------
Net loss, as reported attributable to common
  stockholders .............................................................          $(23,349)         $  (5,261)
Add: Stock-based employee compensation expense included
      in reported net loss .................................................                34                 --
Deduct: Amortization of stock-based employee compensation
        expense determined under fair value based method....................              (108)               (69)
                                                                                      --------          ---------
Pro-forma net loss attributed to  common
  stockholders .............................................................          $(23,423)         $  (5,330)
                                                                                      ========          =========
Earning (loss) per share attributable
  to common stockholders
Basic and diluted - as reported ............................................          $  (1.42)         $   (0.32)
                                                                                      ========          =========
Basic and diluted - Pro-forma ..............................................          $  (1.42)         $   (0.32)
                                                                                      ========          =========



Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                             For the Three Months Ended
                                                                          --------------------------------
                                                                          December 31,        December 31,
                                                                              2003                2002
                                                                          ------------        ------------
Expected life (in years) ........................................              4.2                 4.0
Risk-free interest rate .........................................              2.7%                2.5%
Volatility ......................................................              128%                133%
Dividend yield ..................................................              0.0%                0.0%


Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51", which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provisions of FIN No. 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In October 2003, FASB Staff Position deferred the effective date for existing VIE arrangements created before February 1, 2003 to the first interim or annual reporting period that ends after December 15, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Reclassification

Certain prior period balances have been reclassified to conform to current period presentation.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)


NOTE 3 - SEGMENT INFORMATION

The Company evaluates its results of operations based on one operating segment in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".


                                                                      For the Three Months Ended
                                                                     -----------------------------
                                                                     December 31,     December 31,
                                                                         2003             2002
                                                                     ------------     ------------
Revenues:
       United States ..........................................        $  8,488         $ 10,581
       Europe .................................................           5,897            5,899
                                                                       --------         --------
       Consolidated ...........................................        $ 14,385         $ 16,480
                                                                       ========         ========

Operating income (loss):
       United States ..........................................        $(22,991)        $ (5,580)
       Europe .................................................             872              818
                                                                       --------         --------
       Consolidated ...........................................        $(22,119)        $ (4,762)
                                                                       ========         ========


                                                                     December 31,     September 30,
                                                                         2003             2002
                                                                     ------------     -------------
Tangible assets:
       United States ........................................          $156,179          $175,864
       Europe ...............................................            39,974            38,260
                                                                       --------          --------
       Consolidated .........................................          $196,153          $214,124
                                                                       ========          ========



Although the Company operates in one operating segment, there are 4 major service lines as follows:


                                                                      For the Three Months Ended
                                                                    ------------------------------
                                                                     December 31,     December 31,
                                                                         2003             2002
                                                                     ------------     ------------
Internet Hosting and Co-Location ............................           $ 5,955           $ 6,997
Managed Services ............................................             4,172             3,610
Network Services and Internet Access ........................             4,224             4,849
Hardware and Software Sales, DSL and Other ..................                34             1,024
                                                                        -------           -------
Revenue, net ................................................           $14,385           $16,480
                                                                        =======           =======


                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITEDCONSOLIDATED FINANACIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)



NOTE 4 - COMPREHENSIVE INCOME


                                                    For the Three Months Ended
                                                   -----------------------------
                                                   December 31,     December 31,
                                                       2003             2002
                                                   ------------     ------------

      Net loss ...................................   $(23,349)       $ (5,261)
      Other comprehensive income (loss):
          Unrealized gain on marketable securities
            available for sale ...................        309             129
          Foreign currency translation adjustment       1,714             826
                                                     --------        --------
      Comprehensive loss .........................   $(21,326)       $ (4,306)
                                                     ========        ========



NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES


From time to time, the Company is involved in legal proceedings in the ordinary course of our business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which the Company is a party, the Company does not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings would have a material adverse impact on our business, financial condition, results of operations or cash flows. There have been no developments since the prior descriptions in Note 18 to the Consolidated Financial Statements in the 2003 Form 10-K, and the "Legal Proceedings" section thereto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," and "Legal Proceedings," constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties and the statements looking forward beyond 2004 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Among these factors are the Company's high degree of leverage and history of operating losses, its ability to retain existing customers and attract new customers, its ability to achieve cost-savings and generate positive cash flow, risks associated with potential acquisitions and divestitures and other factors affecting the Company's business generally. Such factors are more fully described herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which should be considered in connection with a review of this report. For a general discussion of risks affecting the Company's business, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

Overview

Globix Corporation is a provider of Internet services for small to large size business in a broad range of industries. Our Company was founded in 1989 and in 1998 undertook a major expansion plan in order to pursue opportunities resulting from the growth of the Internet. On March 1, 2002, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged Plan of Reorganization, which we refer to as the "Plan," with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing. On April 8, 2002, the bankruptcy court confirmed the Plan. Effective April 25, 2002, all conditions necessary for the Plan to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection. For additional information about our reorganization, see "Our Chapter 11 Bankruptcy Reorganization" under Part I in our Annual Report on Form 10-K for the year ended September 30, 2003.

Although the Company operates in one operating segment, there are 4 major service lines as follows:

Internet Hosting and Co-Location - We offer co-location solutions for customers who choose to own and maintain their own servers, but require the physically secure, climate-controlled environment provided by our Internet data centers and connectivity to our network. We offer hosting services in a dedicated server environment. This service includes providing bandwidth and services to meet customer-specific needs.

Managed Services - We provide managed application, system, network and media services to our hosting and co-location customers. Such services include a wide variety of maintenance, administration and problem resolution services for many popular operating systems, Internet network devices, software security solutions, web-based applications, as well as streaming media delivered in a streaming or continuous fashion over the Internet or over a company's intranet.

Network Services and Internet Access - We provide access to our network for our hosting and co-location customers located inside of our Internet Data Centers as well as Internet access services which provide businesses with high-speed continuous access to the Internet from their own premises. In addition, we provide other services, such as domain name registration, local loop provisioning, Internet address assignment, router configuration, e-mail configuration and management and technical consulting services.

Other- Is comprised of hardware and software sales and other non-recurring revenue. For the quarter ended December 31, 2003 other includes also revenue from DSL customer accounts which were sold during the fiscal year 2003.

For a more detailed description of these service lines see "Business" section in our 2003 Form 10-K.

Critical Accounting Policies and Estimates

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.

Our significant accounting policies are described in the notes to the consolidated financial statements for the fiscal year ended September 30, 2003 and critical accounting policies are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

Quarter Ended December 31, 2003 Compared To The Quarter Ended December 31, 2002

Revenue, net. Revenue for the quarter ended December 31, 2003 decreased 12.7% or $2.1 million to $14.4 million from $16.5 million for the three month period ended December 31, 2002. Customer churn accounted for $2.2 million of the net decrease in revenue for the quarter ended December 31, 2003 over the same quarter for 2002. In addition the Company experienced a $347 thousand decrease in lower margin hardware and software sales to $24 thousand, as a result of our shift away from lower margin hardware and software revenue and a decrease of $456 thousand from DSL services as a result of the sale of our DSL customer accounts during the fiscal year 2003. These decreases were offset in part by our new revenue stream of approximately $780 thousand resulting from the Aptegrity acquisition and from a positive effect of foreign exchange rate of approximately $500 thousand. We define churn as contractual revenue losses due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price. During the quarter ended December 31, 2003 our monthly churn rate excluding the Aptegrity contribution averaged 0.2%. Of this average monthly churn rate, 1.6% was related to downgrades and 1.7% was related to cancellations. These were offset by increases of 1.7% in new contracts and 1.4% in contract upgrades. Monthly positive change in contracts (negative churn rate) including the Aptegrity contribution averaged 2.6% for the quarter ended December 31, 2003 compared to a monthly averaged churn rate of 2.1% for the quarter ended December 31, 2002.

Cost of Revenue. Cost of revenue for the quarter ended December 31, 2003, decreased to $4.9 million from $5.6 million for the quarter ended December 31, 2002. A decrease of $935 thousand was realized within non-hardware related costs. This was offset by additional costs of $489 thousand associated with the business acquired from Aptegrity. This net decrease of approximately $446 thousand, representing 59.6% of the total decrease in cost of revenue was primarily attributable to our continued focus on deriving efficiencies and cost savings from our network. Decreases of $302 thousand, representing 40.4% of the total decrease in cost of revenue, was attributable to lower hardware costs as a result of our shift away from lower margin hardware sales. Gross margin remained flat at 66.1% for the quarter ended December 31, 2003 compared to 65.9% for the quarter ended December 31, 2002.

Selling, General and Administrative. Selling, general and administrative expenses were $10.9 million as compared to $11.9 million for the quarter ended December 31, 2002. The decrease in selling, general and administrative expenses was in part due to a decrease of $900 thousand in salaries and benefits to $4.9 million in the quarter ended December 31, 2003 compared to $5.8 million in the quarter ended December 31, 2002, which resulted from our restructuring efforts that focused on significant reduction in facilities and personnel. In addition, bad debt expenses decreased $287 thousand to $337 thousand for the quarter ended December 31, 2003, compared to $624 thousand in the same quarter last year, as a result of improvement in collections and a reduction in the number of high risk customer account receivable balances.

Loss on Impairment of property held for sale. Impairment charges for the quarter ended December 31, 2003 amounted to $17.3 million resulting from the write-down of the cost basis of the Company's property located at 415 Greenwich Street in New York, NY ("the Property") to its market value less cost to sell of approximately $11.5 million. The sale of the Property was consummated on January 22, 2004 for total cash consideration of $60 million.

Depreciation and Amortization. Depreciation and amortization decreased to $3.4 million for the quarter ended December 31, 2003, as compared to $3.7 million in the quarter ended December 31, 2002. The decrease resulted from lower capital spending and from not depreciating the Property classified as held for sale, offset by amortization of intangible assets resulting from the acquisition of Aptegrity in the amount of $26 thousand.

Interest and Financing Expenses. Interest and financing expense for the quarter ended December 31, 2003 was $3.5 million, compared to $3.9 million, for the quarter ended December 31, 2002. The decrease is attributable to the repurchase of approximately $16.8 million of our 11% Senior Notes during the calendar year 2003, offset by a an increase in the balance of the 11% Senior Notes of approximately $11.3 resulting from a payment in kind of the related accrued interest as of May, 2003.

Interest Income. Interest income for the quarter ended December 31, 2003 was $179 thousand, compared to $388 million, for the quarter ended December 31, 2002. The decrease is primarily due to a decrease in our cash and investments.

Other Income, net. Other income for the quarter ended December 31, 2003 was $297 thousand, compared to $182 thousand, for the quarter ended December 31, 2002. The increase is primarily due to higher rental income from leasing office space in our 139 Centre Street facility.

Gain on Debt Discharge. Gain on debt discharge was $1.7 million for the quarter ended December 31, 2003, as compared to $2.7 million for the quarter ended December 31, 2002. These gains resulted from our repurchase of $7.0 million and $9.1 million in aggregate principal amount of the 11% Senior Note and the associated accrued interest of $329 thousand and $627 thousand for a total cash consideration of $5.6 million and $7.0 million during the three month periods ended December 31, 2003 and 2002 respectively.


Liquidity and Capital Resources


As of December 31, 2003 the Company had cash and cash equivalents of approximately $9.4 million compared to approximately $24.5 million on September 30, 2003. The decrease of approximately $15.1 million is mainly attributable to operating activities, investing activities and financing activities as described bellow. Since December 31, 2003, the Company has completed the sale of its Property for approximately $48.5 million in net proceeds, of which approximately $44 million is expected to be used to purchase a portion of our 11% Senior
Notes and the remainder is expected to be used for working capital.


Operating activities:

Net cash used in operating activities during the three month period ended December 31, 2003 was approximately $3.0 million. This was attributable mainly to the net loss of $23.3 million and a non-cash gain on debt discharge of $1.7 million resulting from the repurchase of portion of our 11% Senior Notes, offset by non-cash depreciation and amortization expenses of $3.4 million and a non-cash impairment charge of $17.3 million resulting from a write-down of the Property to its fair market value less cost for sale. Changes in assets and liabilities resulted in an increase to operating cash-flow of approximately $1.1 million.

Investing activities:

Net cash used in investing activities during the three month period ended December 31, 2003 was $6.3 million. Approximately $2.3 million was used for the acquisition of Aptegrity, $3.6 million, net resulted from changes in our investments and securities and $438 thousand was used for capital expenditures.

Financing activities:

Net cash used in financing activities during the three month period ended December 31, 2003 was $6.3 million. Approximately $5.6 million of the cash used in financing activities was attributed to the repurchase of a portion of our 11% Senior Notes in the open market. The remaining $0.7 million were used for payment and settlement of certain contractual obligations.


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2003, investments consisted of an investment in a limited partnership that invests in fixed income securities and investments in fixed rate investment grade and government securities denominated in U.S. dollars. At December 31, 2003, the majority of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value.

Marketable securities include our investments in two publicly-traded entities, EDGAR Online Inc. and Globecomm Systems Inc., which are recorded at fair market value. We do not hedge our exposure to fluctuations in the value of our investments in equity securities.

At December 31, 2003, $6.9 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

Item 4. Controls and Procedures

Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in legal proceedings in the ordinary course of our business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which the Company is a party, the Company does not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings would have a material adverse impact on our business, financial condition, results of operations or cash flows. There have been no developments since the prior descriptions in Note 18 to the Consolidated Financial Statements in the 2003 Form 10-K, and the "Legal Proceedings" section thereto.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

Current Report on Form 8-K , Item 5, filed October 7, 2003

Current Report on Form 8-K, Item 5, filed October 10, 2003

Current Report on Form 8-K, Item 5, filed October 20, 2003

Current Report on Form 8-K, Item 5, filed November 4, 2003

Current Report on Form 8-K, Item 12, filed December 24, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 GLOBIX CORPORATION

                                 By: /S/  Peter K. Stevenson
                                     -------------------------------------------
                                     Peter K. Stevenson, President,
                                     Chief Executive Officer

Date: February 4, 2004

                                 By: /S/  Robert M. Dennerlein
                                     -------------------------------------------
                                     Robert M. Dennerlein, Chief Financial
                                     Officer (principal financial and accounting
                                     officer)

Date: February 4, 2004