Form 10-Q
period 2004-03-31
GLOBIX CORP
filed 2004-05-07
CIK 1003111

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

                  For the quarterly period ended March 31, 2004

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





     Number of shares of the Registrant's common stock outstanding as of May 6, 2004 was 16,460,000.

--------------------------------------------------------------------------------

                       GLOBIX CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                                                                               Page
Part I        Financial Information
   Item 1     Consolidated Balance Sheets-- As of March 31, 2004 (Unaudited) and September 30, 2003....................          1
              Interim Unaudited Consolidated Statements of Operations-- For the Three Month Periods Ended March 31,
              2004 and 2003 and For the Six Month Periods Ended March 31, 2004 and 2003...............................           2
              Interim Unaudited Consolidated Statements of Cash-Flows-- For the Three Month Periods Ended March 31,
              2004 and 2003 and For the Six Month Periods Ended March 31, 2004 and 2003...............................           3
              Notes to the Interim Unaudited Consolidated Financial Statements.........................................          5
   Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations....................         11
   Item 3     Quantitative and Qualitative Disclosures About Market Risk...............................................         18
   Item 4     Controls and Procedures..................................................................................         18

Part II       Other Information........................................................................................
   Item 1.    Legal Proceedings........................................................................................         19
   Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.........................         19
   Item 3.    Defaults Upon Senior Securities..........................................................................         19
   Item 4.    Submission of Matters to a Vote of Security Holders......................................................         19
   Item 5.    Other Information .......................................................................................         20
   Item 6.    Exhibits and Reports on Form 8-K ........................................................................         21

Signatures                                                                                                                      22
Certifications                                                                                                               23-26

                       GLOBIX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in Thousands, Except Share and Per Share Data)




                                                                                                March 31,       September 30,
                                                                                                  2004               2003
                                                                                              --------------    ---------------
                                                                                              (Unaudited)
                                                                                              --------------
Assets
Current assets:
Cash and cash equivalents ...............................................................          $ 10,718            $24,503
Short-term investments ..................................................................            10,656              7,226
Marketable securities ...................................................................               643              1,531
Accounts receivable, net of allowance for doubtful accounts of $2,050 and
$2,646, respectively ....................................................................             6,058              6,012
Prepaid expenses and other current assets ...............................................             6,260              4,497
Restricted cash .........................................................................             2,308              2,195
                                                                                              --------------    ---------------
          Total current assets ..........................................................            36,643             45,964
Investments..............................................................................             2,244                697
Investments, restricted .................................................................             4,959              4,733
Property, plant and equipment, net ......................................................            94,410            162,630
Intangible assets, net of accumulated amortization of $2,835 and $1,997, respectively ...             8,520              8,158
Other assets ............................................................................               378                100
                                                                                              --------------    ---------------
          Total assets ..................................................................         $ 147,154           $222,282
                                                                                              ==============    ===============

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligation and mortgage payable ........................         $     611          $   1,510
Accounts payable ........................................................................             4,423              5,846
Accrued liabilities .....................................................................            10,870             10,159
                                                                                              --------------    ---------------
          Total current liabilities .....................................................            15,904             17,515
Capital lease obligations, net of current portion .......................................               351                374
Mortgage payable ........................................................................            19,755             19,912
11% Senior Notes ........................................................................            65,047            112,321
Accrued interest - 11% Senior Notes .....................................................             6,587              5,182
Other long term liabilities .............................................................            10,882             10,659
Put-option liability.....................................................................                --              2,968
                                                                                              --------------    ---------------
          Total liabilities..............................................................           118,526            168,931
                                                                                              --------------    ---------------

Commitments and contingencies (Note 5)

Stockholders' Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 16,460,000
    issued and outstanding, for all periods presented ...................................               165                165
Additional paid-in capital ..............................................................           100,018             97,191
Deferred compensation ...................................................................               (23)                --
Accumulated other comprehensive income...................................................             5,097              2,401
Accumulated deficit......................................................................           (76,629)           (46,406)
                                                                                              --------------    ---------------
          Total stockholders' equity.....................................................            28,628             53,351
                                                                                              --------------    ---------------
          Total liabilities and stockholders' equity.....................................          $147,154           $222,282
                                                                                              ==============    ===============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)



                                                         For the Three Months Ended              For the Six Months Ended
                                                     ------------------------------------   -----------------------------------
                                                         March 31,           March 31,          March 31,         March 31,
                                                           2004                2003               2004               2003
                                                     ----------------    ----------------   ----------------    ---------------

Revenue, net ......................................  $        15,029     $        15,368    $        29,414     $       31,848
Operating costs and expenses:
    Cost of revenue (excluding depreciation,
      amortization, certain payroll and occupancy
      shown below) ................................            4,974               5,274              9,850             10,898
    Selling, general and administrative ...........           10,740              12,570             21,684             24,461
    Loss on impairment of assets ..................              659                  --             17,972                 --
    Depreciation and amortization .................
                                                               3,473               4,116              6,844              7,843
                                                     ----------------    ----------------   ----------------    ---------------
    Total operating costs and
      expenses ....................................           19,846              21,960             56,350             43,202
    Other operating income  .......................               --                 345                 --                345
                                                     ----------------    ----------------   ----------------    ---------------
Loss from operations ..............................           (4,817)             (6,247)           (26,936)           (11,009)
    Interest and financing expense ................           (3,058)             (3,561)            (6,511)            (7,465)
    Interest income ...............................              137                 347                316                735
    Other (expense) income, net ...................              899                 204              1,196                386
    Gain on discharge of debt......................               --               2,044              1,747              4,771
    Minority interest in subsidiary ...............               --                 120                 --                228
                                                     ----------------    ----------------   ----------------    ---------------
Loss before income taxes...........................           (6,839)             (7,093)           (30,188)           (12,354)
Income tax expense.................................               35                  --                 35                 --
                                                     ----------------    ----------------   ----------------    ---------------
Net loss ..........................................  $        (6,874)    $        (7,093)   $       (30,223)    $      (12,354)
                                                     ================    ================   ================    ===============
Basic and diluted loss per share...................  $         (0.42)    $         (0.43)   $         (1.84)    $        (0.75)
                                                     ================    ================   ================    ===============

Weighted average common shares outstanding--basic
    and diluted....................................       16,460,000          16,460,000         16,460,000         16,460,000
                                                     ================    ================   ================    ===============









The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


                                                                                                  For the Six Months Ended
                                                                                             ------------------------------------
                                                                                                March 31,        March 31, 2003
                                                                                                  2004
                                                                                             ----------------    ----------------
   Cash Flows From Operating Activities
   Net Loss ......................................................................           $       (30,223)    $       (12,354)
   Operating activities:
    Depreciation and amortization ................................................                     6,844               7,843
    Provision for uncollectible receivables.......................................                       438               1,255
    Gain on debt discharge........................................................                    (1,747)             (4,771)
    Gain on sale of short-term investments .......................................                        --                (181)
    Loss on impairment of property held for sale..................................                    17,972                  --
    Gain on sale of marketable securities.........................................                       249                  --
    Amortization of deferred compensation and issuance of stock warrants..........                        13               1,050
    Minority interest in subsidiary...............................................                        --                (228)
   Changes in assets and liabilities:
    Decrease (increase) in accounts receivable ...................................                       429                (240)
    Decrease (increase) in prepaid expenses and other current assets..............                    (1,390)              2,900
    Increase in other assets......................................................                      (279)                 --
    Decrease in accounts payable..................................................                    (1,767)               (459)
    Decrease in accrued liabilities...............................................                      (160)             (5,469)
    Decrease in accrued interest..................................................                     5,450               6,158
    Other.........................................................................                      (218)               (232)
                                                                                             ----------------    ----------------
   Net Cash Used in Operating Activities                                                              (4,389)             (4,728)
                                                                                             ----------------    ----------------
   Cash Flows From Investing Activities...........................................
    Investments in short-term and long-term investments...........................                    (4,900)             (4,410)
    Investments in restricted cash and investments................................                      (130)                (96)
    Proceeds from sale of marketable securities ..................................                     1,000                  --
    Proceeds from sale of property plant and equipment............................                    48,694                  --
    Payment for business acquired from Aptegrity (Appendix A) ....................                    (2,287)                 --
    Purchase of property, plant and equipment.....................................                    (1,782)               (790)
                                                                                             ----------------    ----------------
   Net Cash Provided by (Used in) Investing Activities                                                40,595             (5,296)
                                                                                             ----------------    ----------------
   Cash Flows From Financing Activities
    Proceeds from exercise of warrants............................................                        25                  --
    Repurchase of 11% Senior Notes................................................                   (49,573)            (11,943)
    Capital contribution (distribution) in minority-owned subsidiary, net.........                      (202)               5,997
    Capital lease termination payment ............................................                      (439)                  --
    Repayment of mortgage payable and capital lease obligation....................                      (294)               (692)
                                                                                             ----------------    ----------------
   Net Cash Used in Financing Activities                                                             (50,483)             (6,638)
                                                                                             ----------------    ----------------
   Effects of Exchange Rates Changes on Cash and Cash Equivalents.................                       492                  26
                                                                                             ----------------    ----------------
   Decrease in Cash and Cash Equivalents                                                             (13,785)            (16,636)
   Cash and Cash Equivalent, Beginning of Period                                                      24,503              47,562
                                                                                             ----------------    ----------------
   Cash and Cash Equivalent, End Period                                                      $        10,718     $        30,926
                                                                                             ================    ================
   Supplemental disclosure of cash flow information:

   Cash paid for interest.........................................................           $         4,710     $         1,165
                                                                                             ================    ================
   Non-cash financing activities:

   Capital expenditures included in accounts payable, accrued liabilities and
       other long-term liabilities................................................           $            --     $           191
                                                                                             ================    ================
   Put-option.....................................................................           $         2,968     $             --
                                                                                             ================    ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

Appendix A - Payment for business acquired from Aptegrity:

                                                                                                  For the Six Months Ended
                                                                                             ------------------------------------
                                                                                                March 31,        March 31, 2003
                                                                                                  2004
                                                                                             ----------------    ----------------
   Current assets ................................................................           $          (696)    $            --
   Property, plant and equipment .................................................                      (738)                 --
   Current liabilities ...........................................................                       347                  --
   Other intangible assets .......................................................                    (1,200)                 --
                                                                                             ----------------    ----------------
                                                                                             $        (2,287)    $            --
                                                                                             ================    ================
































The accompanying notes are an integral part of these condensed consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANACIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)

NOTE 1 - GENERAL

         Globix Corporation and its subsidiaries ("Globix" or, the "Company") is a provider of Internet solutions to businesses. The solutions include secure and fault-tolerant Internet data centers with network services providing network connectivity to the Internet and Internet-based managed services and application services, which include co-location, dedicated hosting, streaming media, and messaging services. The Company currently offers services from facilities in New York City, New York, Santa Clara, California, Fairfield, New Jersey, Atlanta, Georgia and London, England.

         On October 31, 2003, Globix acquired for cash the business, substantially all of the assets and assumed certain liabilities of Aptegrity, Inc. ("Aptegrity"), a provider of web application and operations management services for a total net cash consideration of approximately $2,300.

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

         During October 2003 the Company reached an agreement, which was subject to various closing conditions, to sell the property located at 415 Greenwich Street, New York, NY ("the Property") for total cash consideration of approximately $60,000. The sale of the Property was completed on January 22, 2004. In connection with the sale the Company recorded during the six-month period ended March 31, 2004 an impairment charge of $17,972 to write-down the Property to its market value less cost to sell of approximately $12,000 reflecting a $7,000 termination payment to a third party investor (the "Investor") in the Property, approximately $1,800 of property taxes due in connection with the sale and other related expenses. Also included in the cost to sell were $450 of sale related bonuses to certain of the Company's Executive Officers and employees, which included a $169 payment to the Chairman of the Board of Directors for his contributions in connection with the sale. In connection with the $7,000 termination payment, the Investor agreed to cancel of the put-option it had with the Company. The put option gave the Investor the right to require the Company to purchase the Investor's interest in an LLC under various circumstances for an amount equal to 25% of the Investor's capital contribution in the LLC. Accordingly the Company reversed the put-option liability in the amount of $2,968, which represented the fair value of the put-option, through its stockholder's equity.

         As part of the sale of the Property the Company guaranteed to indemnify and hold the third party investor harmless from any adverse consequences, that the Investor may suffer by reason of any non-compliance by the Company, that directly impaired his ability to use the Historic Tax Credits ("HTC"), associated with the Property. The guaranty is limited to the amount of the HTC used by the third party investor estimated at approximately $10,160. The Company estimated the fair value of the guaranty as immaterial based on a discounted cash-flow model.

         On March 3, 2004 the Company used approximately $44,000 of the net proceeds from the sale to repurchase $40,274 in principal amount of its outstanding 11% Senior Notes Due 2008 at par value plus accrued interest in the amount of $3,716. The Company intends to use the remaining balance of the net proceeds from the sale for working capital purposes.

         On October 3, 2003, the Company repurchased in the open market for $5,583 a portion of its outstanding 11% Senior Notes, which had a principal value of $7,000 and associated accrued interest of $330. As a result of the repurchase the Company recorded a gain on discharge of debt in the amount of $1,747.

         The Company has historically experienced negative cash flow from operations and has incurred net losses. The Company's ability to generate positive cash flow from operations and achieve profitability is dependent upon its ability to reduce its indebtedness and operating expenses or increase its revenue base. For the six months ended March 31, 2004, the Company had a net loss of $30,223 and an accumulated deficit at March 31, 2004 of $76,629. The Company is dependent upon its cash on hand and cash generated from operations to support its capital requirements. Although no assurances can be given, the Company's management believes that actions taken by the Company pursuant to its Plan of Reorganization (the "Plan") from April 30, 2002, including company downsizing, headcount reductions and other cost reductions, as well as cost control measures and the restructuring of its outstanding debt in connection with the Plan, have positioned the Company to maintain sufficient cash flows from operations to meet its operating, capital and debt service requirements for the next 12 months. There can be no assurance, however, that the Company will be successful in executing its business plan, achieving profitability, in attracting new customers, or in maintaining its existing customer base. Moreover, despite the Company's restructuring, it has continued to experience significant decreases in revenue and low levels of new customer additions in the period following its restructuring. In the future, the Company may make acquisitions or repurchase indebtedness of the Company, which, in turn, may adversely affect the Company's liquidity.


         Approximately 29%, 19% (Unaudited) and 38% of the Company's cost of revenue for the six and three month periods ended March 31, 2004 and for the fiscal year ended September 30, 2003, respectively is derived from services provided by 2 major telecommunication carriers. While the Company believes that most of these services can be obtained from other alternative carriers, an interruption in services from one of these carriers or other suppliers could limit the Company's ability to serve its customers, which would adversely affect the Company's results of operations. No single customer comprised more than 10% of the Company's revenues for any of the periods presented.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The condensed consolidated financial statements of Globix Corporation and its subsidiaries (the "Company") have been prepared by the Company according to accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim condensed consolidated financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company's financial position at March 31, 2004 and for the three and six month periods then ended. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 2003 Form 10-K. The results of operations for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2004.

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


         The following table illustrates the effect on income (loss) attributable to common stockholders and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.



                                                                   For the Three Months Ended         For the Six Months Ended
                                                                ---------------------------------   ------------------------------
                                                                   March 31,         March 31,         March 31,        March 31,
                                                                     2004              2003              2004             2003
                                                                --------------    ---------------   --------------    ------------

         Net loss as reported .............................     $    (6,874)      $      (7,093)    $    (30,223)     $   (12,354)

         Add: Stock-based employee compensation expense
               included in reported net loss...............             (21)                 --               13               --

         Deduct: Amortization of stock-based employee
                 compensation expense determined under fair
                 value based method........................             127                 500              235              500
                                                                ==============    ===============   ==============    ============
         Pro-forma net loss attributed to common
               stockholders................................     $     7,022)      $      (7,593)    $    (30,445)     $   (12,854)
                                                                ==============    ===============   ==============    ============
         Basic and diluted - as reported....................    $     (0.42)      $       (0.43)    $      (1.84)     $     (0.75)
                                                                ==============    ===============   ==============    ============
         Basic and diluted - Pro-forma......................    $     (0.43)      $       (0.46)    $      (1.85)     $     (0.78)
                                                                ==============    ===============   ==============    ============


         Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                   For the Three Months Ended         For the Six Months Ended
                                                                ---------------------------------   ------------------------------
                                                                  March 31,          March 31,         March 31,        March 31,
                                                                    2004               2003              2004             2003
                                                                --------------    --------------    --------------    ------------

           Expected life (in years)..........................           5.0                 4.0              5.0              4.0
           Risk-free interest rate...........................           3.2%                2.7%             3.2%             2.7%
           Volatility........................................           120%                133%             120%             133%
           Dividend yield....................................           0.0%                0.0%             0.0%             0.0%

                      GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANACIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)



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


                                                                   For the Three Months Ended         For the Six Months Ended
                                                                ---------------------------------   ------------------------------
                                                                  March 31,         March 31,          March 31,        March 31,
                                                                    2004              2003               2004             2003
                                                                --------------    --------------    --------------    ------------

         Revenues:.........................................
                United States...............................    $     8,625       $       9,398     $     17,113      $    19,979
                Europe......................................          6,404               5,970           12,301           11,869
                                                                --------------    ---------------   --------------    ------------
                Consolidated................................    $    15,029       $      15,368     $     29,414      $    31,848
                                                                ==============    ===============   ==============    ============

         Operating income (loss):
                United States..............................     $    (5,753)      $      (7,149)    $    (28,639)     $   (12,729)
                Europe ....................................             936                 902            1,703            1,720
                                                                --------------    ---------------   --------------    ------------
                Consolidated...............................     $    (4,817)      $      (6,247)    $    (26,936)     $   (11,009)
                                                                ==============    ===============   ==============    ============


                                                                   March 31,            September 30,
                                                                     2004                   2003
                                                                ---------------       -----------------

         Tangible assets:
                United States..............................     $    98,920           $     175,864
                Europe.....................................          39,714                  38,260
                                                                ---------------       -----------------
                Consolidated...............................     $   138,634           $     214,124
                                                                ===============       =================

                      GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANACIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)


         Although the Company operates in one operating segment, there are 4 major service lines as follows:


                                                                 For the Three Months Ended         For the Six Months Ended
                                                              ---------------------------------   ------------------------------
                                                                March 31,         March 31,         March 31,        March 31,
                                                                  2004              2003              2004             2003
                                                              --------------    ---------------   --------------    ------------

         Internet Hosting and Co-Location...................  $       5,793     $        6,719    $      11,748      $   13,716
         Managed Services...................................          4,632              3,285            8,804           6,895
         Network Services and Internet Access...............          4,508              4,919            8,732           9,769
         Hardware and Software Sales, DSL and Other.........             96                445              130           1,468
                                                              --------------    ---------------   --------------    ------------
         Revenue, net ......................................  $      15,029      $      15,368     $     29,414      $    31,848
                                                              ==============    ===============   ==============    ============



NOTE 4 - COMPREHENSIVE INCOME


                                                                   For the Three Months Ended         For the Six Months Ended
                                                                ---------------------------------   ------------------------------
                                                                  March 31,       March 31,           March 31,        March 31,
                                                                    2004             2003               2004             2003
                                                                --------------  ---------------     --------------   ------------

         Net loss.........................................      $    (6,874)     $      (7,093)     $   (30,223)     $   (12,354)
         Other comprehensive income (loss):
             Unrealized gain (loss) on marketable
               securities available for sale                            (47)              (448)             262             (319)
             Foreign currency translation adjustment.......             720               (565)           2,434              261
                                                                --------------    ---------------   --------------    ------------
         Comprehensive loss ...............................     $    (6,201)           $(8,106)        $(27,527)      $  (12,412)
                                                                ==============    ===============   ==============    ============

                      GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANACIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)


NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES


         There is a putative class action lawsuit pending in the United States District Court for the Southern District of New York entitled In re Globix Corp Securities Litigation, No. 02-CV-00082. This lawsuit names as defendants Globix and our former officers Marc Bell, Peter Herzig (who remains a director of Globix) and Brian Reach, and asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001.

         A consolidated amended complaint was filed in this lawsuit on June 28, 2002. The Company filed a motion to dismiss the consolidated amended complaint, but withdrew this motion without prejudice in the course of settlement discussions with the parties. On March 31, 2004, the parties entered into an agreement in principle to settle all claims against the defendants for $3,500, all of which would be covered by insurance. The proposed settlement is subject to the approval of the court. If the settlement is not approved by the court, the Company intend to re-file our motion to dismiss. We believe that the allegations in this lawsuit are without merit and we intend to vigorously defend against them. Although there can be no assurance as to the outcome or effect of this lawsuit, the Company does not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

         On June 25, 2002, we entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit. The Stipulation and Order provides that 229,452 shares of our common stock and $1,968 in aggregate principal amount of the 11% Senior Notes will be held in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10,000 or greater) or a portion of (in the event that this excess is less than $10,000) the shares of our common stock and the 11% Senior Notes being held in escrow. Based on the settlement discussions and proposed settlement agreement, the Company does not believe that the shares of common stock and 11% Senior Notes that are being held in escrow are likely to be distributed to the class action litigants and their attorneys.


         From time to time, the Company is involved in legal proceedings in the ordinary course of our business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which the Company is a party, the Company does not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings would have a material adverse impact on our business, financial condition, results of operations or cash flows. Except for the information described above, there have been no developments since the prior descriptions in Note 18 to the Consolidated Financial Statements in the 2003 Form 10-K, and the "Legal Proceedings" section thereto.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," and "Legal Proceedings," constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties and the statements looking forward beyond 2004 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Among these factors are the Company's high degree of leverage and history of operating losses, its ability to retain existing customers and attract new customers, its ability to achieve cost-savings and generate positive cash flow, risks associated with potential acquisitions and divestitures and other factors affecting the Company's business generally. Such factors are more fully described herein and in the Company's Annual Report on Form 10-K for the year ended September 30, 2003, which should be considered in connection with a review of this report. For a general discussion of risks affecting the Company's business, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

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

Network Services and Internet Access - We provide access to our network for our hosting and co-location customers located inside of our Internet Data Centers as well as Internet access services, which provide businesses with high-speed continuous access to the Internet from their own premises. In addition, we provide other services, such as domain name registration, local loop provisioning, Internet address assignment, router configuration, e-mail configuration and management and technical consulting services.

Other- Is comprised of hardware and software sales and other non-recurring revenue.

For the six-month period ended March 31, 2003 other also includes revenue from DSL customer accounts, which were sold during the fiscal year 2003.

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

Revenue Recognition

Revenue consists primarily of Internet hosting, co-location, managed services, network services and Internet access.

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

Monthly service revenue related primarily to Internet hosting co-location, network services and Internet access is recognized over the period that services are provided. Revenue derived from managed services is recognized at the completion of a project. Projects are generally completed within a month. Payments received in advance of providing services are deferred until the period that these services are provided.

Cost of Revenue

Cost of revenue consists primarily of telecommunications costs for Internet access and managed hosting and includes the cost of hardware and software purchased for resale to customers and payroll cost, which relates to certain managed services. Cost of revenue excludes certain payroll, occupancy, depreciation and amortization. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to the Company's network, leased line and associated costs related to connecting with the Company's peering partners and costs associated with leased lines connecting the Company's facilities to its backbone and aggregation points of presence.

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

Intangible assets of the Successor Company are as follows:

o trademarks and trade name;

o network build-out/know-how; and

o customer contracts.

We amortize intangible assets by the straight-line method over their estimated useful lives. Trademarks and trade name are amortized over a period of 7-15 years, network build-out/know-how is amortized over 8 years and the customer contracts are amortized over 2-3 years.

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

Allowance for Doubtful Accounts and Credit Reserve

At each reporting period we evaluate on a specific basis the economic condition of our customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the questionable amount. We also maintain a general bad debt reserve, which is based on the aging of our customers receivables. In addition during each reporting period we must make estimates of potential future credits, which will be issued in respect of current revenues. We analyze historical credits and changes in customer demands regarding our current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, we reserve the estimated credit amount against revenues in the current period. As of March 31, 2004 and September 30, 2003 the balance of bad debt reserve amounted to approximately $2.1 million (Unaudited) and $2.6 million, respectively.

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

Interim Financial Information

The consolidated financial information as of March 31, 2004 and for the three and six months ended March 31, 2004 and 2003 is unaudited, but includes all adjustments, consisting only of normal and recurring accruals, that management considers necessary for a fair presentation of its combined results of operations, financial position and cash flows. Results for the three and six months ended March 31, 2004 and 2003 are not necessarily indicative of results to be expected for the entire fiscal year.

Quarter Ended March 31, 2004 Compared To The Quarter Ended March 31, 2003

Revenue, net. Revenue for the quarter ended March 31, 2004 decreased 2.2% or $339 thousand to $15.0 million from $15.4 million for the three-month period ended March 31, 2003. Customer churn accounted for $2.0 million of the net decrease in revenue for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. During the quarter ended March 31, 2004 our monthly churn rate contribution averaged 1.3% compared to a monthly averaged churn rate of 2.2% for the quarter ended March 31, 2003. Of this average monthly churn rate, 2.1% was related to downgrades and 1.9% was related to cancellations. These were offset by increases of 1.4% in new contracts and 1.3% in contract upgrades. In addition to the decrease associated with customer churn, the Company experienced a $116 thousand decrease in lower margin hardware and software sales to $24 thousand as a result of our shift away from lower margin hardware and software revenue and a decrease of $263 thousand from DSL services as a result of the sale of our DSL customer accounts during fiscal 2003. These decreases were offset by our new revenue stream of $1.2 million resulting from the Aptegrity acquisition and by approximately $800 thousand of positive effect arising from foreign exchange rates between the U.S. dollar and the British Pound. We define churn as contractual revenue losses due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price.

By service lines, revenue from Internet Hosting and Co-Location and revenue from Network Services and Internet Access were down $926 and $411 thousand, respectively to $5.8 million and $4.5 million, respectively for the three month period ended March 31, 2004. This decrease is mainly attributed to customer churn. Revenue from Managed Services increased by $1.3 million to $4.6 million in the quarter ended March 31, 2004 mainly due to the Aptegrity contribution. Hardware and software sales, DSL and Other were down by $349 thousand to $96 thousand for the quarter ended March 31, 2004 mainly due to our shift away from lower margin hardware and software sales and due to the sale of our DSL customer accounts in fiscal 2003.

Cost of Revenue. Cost of revenue for the quarter ended March 31, 2004, decreased $300 thousand to $5 million from $5.3 million for the quarter ended March 31, 2003. A decrease of $912 thousand was realized within non-hardware related costs. This was offset by additional costs of $697 thousand associated with the business acquired from Aptegrity. This net decrease of approximately $215 thousand, representing 71.6% of the total decrease in cost of revenue, was primarily attributable to our continued focus on deriving efficiencies and cost savings from our network. Decrease of $85 thousand, representing 28.4% of the total decrease in cost of revenue, was attributable to lower hardware costs as a result of our shift away from lower margin hardware sales. The aforementioned analysis includes the adverse effect of foreign exchange rate in the amount of approximately $125 thousand on cost of revenue quarter over quarter. As a result of the variances described above gross margins increased to 66.9% for the quarter ended March 31, 2004 compared to 65.7% for the quarter ended March 31, 2003.

Selling, General and Administrative. Selling, general and administrative expenses decreased $1.8 million to $10.7 million as compared to $12.6 million for the quarter ended March 31, 2003. The decrease in selling, general and administrative expenses was mainly due to a decrease of $1.2 million in professional services quarter over quarter which is attributable to a one time non-cash charge of $1.1 million in the second quarter of fiscal 2003 related to warrants granted to one of the Company's consultants. In addition salaries and benefits decreased $248 thousand to $5.3 million in the quarter ended March 31, 2004 compared to $5.6 million in the quarter ended March 31, 2003, primarily as a result of our restructuring efforts that focused on significant reduction in facilities and personnel. Bad debt expenses decreased $393 thousand to $237 thousand for the quarter ended March 31, 2004, compared to $630 thousand in the same quarter last year, as a result of improvement in collections and a reduction in the number of high risk customer account receivable balances. The aforementioned analysis includes the adverse effect of foreign exchange rate in the amount of approximately $437 thousand on selling, general and administrative quarter over quarter.

Loss on Impairment of Assets. Impairment charges for the quarter ended March 31, 2004 amounted to $659 thousand as a result of additional costs incurred in connection with the write-down of the cost basis of the Company's property located at 415 Greenwich Street in New York, NY ("the Property") to its market value less cost to sell of approximately $11.5 million. The sale of the Property was consummated on January 22, 2004 for total cash consideration of $60 million.

Depreciation and Amortization. Depreciation and amortization decreased to $3.5 million for the quarter ended March 31, 2004, as compared to $4.1 million in the quarter ended March 31, 2003. The decrease resulted from $409 thousand of depreciation expenses recorded in the three month period ended March 31, 2003 related to the Property which was not depreciated during the same period in 2004 and from lower capital spending, offset by amortization of intangible assets resulting from the acquisition of Aptegrity in the amount of $80 thousand.

Interest and Financing Expenses. Interest and financing expense for the quarter ended March 31, 2004 was $3.1 million, compared to $3.6 million, for the quarter ended March 31, 2003. The decrease was attributable to the repurchase of approximately $16.8 million of our 11% Senior Notes during the calendar year 2003 and by the repurchase of approximately $40.3 million during March 2004, offset by a an increase in the balance of the 11% Senior Notes of approximately $11.3 million resulting from a payment in kind of the related accrued interest as of May, 2003.

Interest Income. Interest income for the quarter ended March 31, 2004 was $137 thousand, compared to $347 thousand, for the quarter ended March 31, 2003. The decrease was primarily due to a decrease in our cash and investments.

Other Income, net. Other income for the quarter ended March 31, 2004 was $899 thousand, compared to $204 thousand, for the quarter ended March 31, 2003. The increase was due primarily to the receipt of $450 thousand for an insurance claim filed in connection with the September 11, 2001 terrorist attack, and $270 thousand of rental income from leasing office space in our 139 Centre Street facility.

Income Tax Expense. Income tax expenses for the quarter ended March 31, 2004 in the amount of $35 thousand represent our estimated income taxes due in the U.K. We did not record any income tax expense during the same period of 2003.

Net Loss Attributable To Common Stockholders. As a result of the factors described above, we reported net loss of $6.9 million, or $0.42 basic and diluted loss per share for the quarter ended March 31, 2004, as compared to a net loss of $7.1 million, or $0.43 basic and diluted loss per share for the quarter ended March 31, 2003.



Six Months Ended March 31, 2004 Compared To The Six Months Ended March 31, 2003

Revenue, net. Revenue for the six-month period ended March 31, 2004 decreased 7.6% or $2.4 million to $29.4 million from $31.8 million for the same period in 2003. Customer churn accounted for $4.2 million of the net decrease in revenue for the six-month period ended March 31, 2004 compared to the six-month period ended March 31, 2003. During the six-month period ended March 31, 2004 our monthly positive change in contract (negative churn) averaged 0.6% compared to a monthly averaged churn rate of 2.2% for the same period in 2003. Of this average monthly churn rate, 1.9% was related to downgrades and 1.8% was related to cancellations. These were offset by increases of 2.9% in new contracts, which, include the one time contribution from the Aptegrity acquisition, and 1.4% in contract upgrades. In addition to the decrease associated with customer churn, the Company experienced a $449 thousand decrease in lower margin hardware and software sales and a decrease of $718 thousand from DSL services as a result of the sale of our DSL customer accounts during the fiscal year 2003. These were offset by our new revenue stream of $1.9 million resulting from the Aptegrity acquisition and by approximately $1.9 million of positive effect arising from foreign exchange rates between the U.S. dollar and the British Pound.

By service lines revenue from Internet Hosting and Co-Location and revenue from Network Services and Internet Access were down $2.0 and $1.0 million, respectively to $11.7 million and $8.7 million, respectively for the six month period ended March 31, 2004. This decrease was mainly attributed to customer churn. Revenue from Managed Services increased by $1.9 million to $8.7 million in the period ended March 31, 2004 mainly due to the Aptegrity contribution. Hardware and software sales, DSL and Other were down by $1.3 million to $130 thousand for the six month period ended March 31, 2004 mainly due to our shift away from lower margin hardware and software sales and to the sale of our DSL customer accounts during 2003.

Cost of Revenue. Cost of revenue for the six-month period ended March 31, 2004, decreased $1.0 million to $9.9 million from $10.9 million for the same period in 2003. A decrease of $1.8 million was realized within non-hardware related costs. This was offset by additional costs of $1.2 million associated with the business acquired from Aptegrity. This net decrease of approximately $600 thousand, representing 59.4% of the total decrease in cost of revenue was primarily attributable to our continued focus on deriving efficiencies and cost savings from our network. Decrease of $419 thousand, representing 40.6% of the total decrease in cost of revenue, was attributable to lower hardware costs as a result of our shift away from lower margin hardware sales. The aforementioned analysis includes the adverse effect of foreign exchange rate in the amount of approximately $188 thousand on cost of revenue during the six month period ended March 31, 2004 over the same period in 2004. As a result of the variances described above gross margins increased to 66.5% for the six-month period ended March 31, 2004 compared to 65.8% for the same period in 2003.

Selling, General and Administrative. Selling, general and administrative expenses decreased $2.8 million to $21.7 million as compared to $24.5 million for the six-month period ended March 31, 2003. The decrease in selling, general and administrative expenses were mainly due to a decrease of $1.2 million in professional services period over period which was attributable to a one time non-cash charge of $1.1 million in the second quarter of fiscal 2003 related to warrants granted to one of the Company's consultants. In addition salaries and benefits decreased $1.1 million to $10.2 million in the six-month period ended March 31, 2004 compared to $11.3 million in the same period in 2003, which resulted from our restructuring efforts that focused on significant reduction in facilities and personnel. Bad debt expenses decreased $681 thousand to $573 thousand for the six month period ended March 31, 2004, compared to $1.1 million in the same period last year, as a result of improvement in collections and a reduction in the number of high risk customer account receivable balances. The aforementioned analysis includes the adverse effect of foreign exchange rate in the amount of approximately $739 thousand on selling, general and administrative during the six month period ended March 31, 2004 over the same period in 2003.

Loss on Impairment of Assets. Impairment charges for the six month period ended March 31, 2004 amounted to $18 million as a result of the write-down of the cost basis of the Company's property located at 415 Greenwich Street in New York, NY ("the Property") to its market value less cost to sell of approximately $11.5 million. The sale of the Property was consummated on January 22, 2004 for total cash consideration of $60 million.

Depreciation and Amortization. Depreciation and amortization decreased to $6.8 million for the six-month period ended March 31, 2004, as compared to $7.8 million in the same period in 2003. The decrease resulted from $844 thousand of depreciation expenses recorded in the six month period ended March 31, 2003 related to the Property which was not depreciated during the same period in 2004 and from lower capital spending, offset by amortization of intangible assets resulting from the acquisition of Aptegrity in the amount of $106 thousand.

Interest and Financing Expenses. Interest and financing expense for the six-month period ended March 31, 2004 was $6.5 million, compared to $7.5 million for the same period in 2003. The decrease was attributable to the repurchase of approximately $16.8 million of our 11% Senior Notes during the calendar year 2003 and by the repurchase of approximately $40.3 million of our 11% Senior Notes during March 2004, offset by an increase in the balance of the 11% Senior Notes of approximately $11.3 million resulting from the required payment in kind of the related accrued interest as of May, 2003.

Interest Income. Interest income for the six-month period ended March 31, 2004 was $316 thousand, compared to $735 thousand, for the same period in 2003. The decrease was primarily due to a decrease in our cash and investments.

Other Income, net. Other income for the six-month period ended March 31, 2004 was $1.2 million, compared to $386 thousand, for the same period in 2003. The increase was due primarily to the receipt of a $450 thousand for an insurance claim filed in connection with the September 11, 2001 terrorist attack, and $413 thousand of rental income from leasing office space in our 139 Centre Street facility.

Income Tax Expense. Income tax expenses for the six month period ended March 31, 2004 in the amount of $35 thousand represent our estimated income taxes due in the U.K. We did not record any income tax expense during the same period of 2003.

Net Loss Attributable To Common Stockholders. As a result of the factors described above, we reported net loss of $30.2 million, or $1.84 basic and diluted loss per share for the six-month period ended March 31, 2004, as compared to a net loss of $12.4 million, or $0.75 basic and diluted loss per share for the six-month period ended March 31, 2003.

Liquidity and Capital Resources


As of March 31, 2004 the Company had cash and cash equivalents, short-term and long-term investments totaling to approximately $23.6 million compared to approximately $32.4 million on September 30, 2003. This decrease of $8.8 million included a $13.8 million decrease in cash and cash equivalents to $10.7 million at March 31, 2004 from $24.5 million at September 30, 2003. This was mainly attributable to operating activities, investing activities and financing activities as described below. During the six month period ended March 31, 2004, the Company has completed the sale of the Property for approximately $48.7 million in net proceeds, of which approximately $44 million was used to purchase a portion of our 11% Senior Notes including accrued interest and the remainder is expected to be used for working capital.


Operating activities:

Net cash used in operating activities during the six month period ended March 31, 2004 was approximately $4.4 million. This was attributable mainly to the net loss of $30.2 million and a non-cash gain on debt discharge of $1.7 million resulting from the repurchase of portion of our 11% Senior Notes, offset by non-cash depreciation and amortization expenses of $6.8 million and a non-cash impairment charge of $18.0 million resulting from a write-down of the Property to its fair market value less cost for sale. Changes in assets and liabilities resulted in an increase to operating cash flow of approximately $2.1 million. This was mainly attributed to a $5.5 million increase in accrued interest on the 11% Senior Notes offset by $1.8 million decrease in accounts payable and by $1.4 million increase in prepaid expenses and other current assets.


Investing activities:

Net cash provided by investing activities during the six-month period ended March 31, 2004 was $40.6 million. Approximately $48.7 million resulted from the sale of the Property. This was offset by the use of $2.3 million for the acquisition of Aptegrity, $3.9 million, net for investments and $1.8 million for capital expenditures.

Financing activities:

Net cash used in financing activities during the six month period ended March 31, 2004 was $50.5 million. Approximately $49.6 million of the cash used in financing activities was attributed to the repurchase of a portion of our 11% Senior Notes and related accrued interest in the open market as part of an offer to the holders of the 11% Notes in connection with the sale of the Property. The remaining $910 thousand was used for payment and settlement of certain contractual obligations.


We historically have experienced negative cash flows from operations and have incurred net losses. Our ability to generate positive cash flows from operations and achieve profitability is dependent upon our ability to grow our revenue and achieve further operating efficiencies while reducing our outstanding indebtedness and other fixed obligations. We are dependent upon our cash on hand and cash generated from operations to support our capital requirements. Our management believes that we are positioned to maintain sufficient cash flows from operations to meet our operating, capital and debt service requirements for at least the next 12 months. There can be no assurance, however, that we will be successful in executing our business plan, achieving profitability, or in attracting new customers or maintaining our existing customer base. Moreover, we have continued to experience significant decreases in revenue and low levels of new customer additions in the period following our restructuring. In the future, we may make acquisitions or repurchase indebtedness of our Company, which, in turn, may adversely affect our liquidity.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2004, investments consisted of an investment in a limited partnership that invests in fixed income securities and investments in fixed rate investment grade and government securities denominated in U.S. dollars. At March 31, 2004, the majority of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value.

As of March 31, 2004 marketable securities included our investment in EDGAR Online Inc., which is recorded at fair market value. We do not hedge our exposure to fluctuations in the value of our investments in equity securities.

At March 31, 2004, $7.3 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

We are also subject to market risk associated with foreign currency exchange rates. Approximately 42% of our revenues and approximately 28% of our operating costs and expenses for the six-month period ended March 31, 2004 were denominated in British Pounds. To date, we have not utilized financial instruments to minimize our exposure to foreign currency fluctuations. We will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future. The Company believes that an immediate increase or decrease of 5% of the Dollar in comparison to the British Pound would not have a material impact on its operating results or cash flows.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There is a putative class action lawsuit pending in the United States District Court for the Southern District of New York entitled In re Globix Corp Securities Litigation, No. 02-CV-00082. This lawsuit names as defendants Globix and our former officers Marc Bell, Peter Herzig (who remains a director of Globix) and Brian Reach, and asserts claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001.

A consolidated amended complaint was filed in this lawsuit on June 28, 2002. We filed a motion to dismiss the consolidated amended complaint, but withdrew this motion without prejudice in the course of settlement discussions with the parties. On March 31, 2004, the parties entered into an agreement in principle to settle all claims against the defendants for $3.5 million, all of which would be covered by insurance. The proposed settlement is subject to the approval of the court. If the settlement is not approved by the court, we intend to re-file our motion to dismiss. We believe that the allegations in this lawsuit are without merit and we intend to vigorously defend against them. Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows.

On June 25, 2002, we entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit. The Stipulation and Order provides that 229,452 shares of our common stock and $1,968,000 in aggregate principal amount of the 11% senior notes will be held in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of our common stock and the 11% senior notes being held in escrow. Based on the settlement discussions and proposed settlement agreement, Globix does not believe that the shares of common stock and 11% senior notes that are being held in escrow are likely to be distributed to the class action litigants and their attorneys.

From time to time, the Company is involved in legal proceedings in the ordinary course of our business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which the Company is a party, the Company does not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings would have a material adverse impact on our business, financial condition, results of operations or cash flows. Except for the information described above, there have been no developments since the prior descriptions in Note 18 to the Consolidated Financial Statements in the 2003 Form 10-K, and the "Legal Proceedings" section thereto.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 24, 2004 the Company held its Annual Meeting of Shareholders. The following is a brief description of those matters voted on at the meeting along with a statement of votes for, any against or any abstentions with respect to each matter.

1. The shareholders elected the following directors to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified:

                                            Number of Stock          Number of Stock        Number of Shares
                                               Voted For              Voted Against              Abstain
                                          ---------------------    --------------------    --------------------
    Peter K. Stevenson...............            12,023,680                  --                  563,673
    Peter S. Brodsky.................            12,023,680                  --                  563,673
    Peter L. Herzig..................            10,863,079                  --                1,724,274
    Steven Lampe.....................            12,023,680                  --                  563,673
    Steven G. Singer.................            12,023,680                  --                  563,673
    Raymond L. Steele................            11,978,840                  --                  608,513
    Steven A. Van Dyke...............            11,978,840                  --                  608,513

2.  The shareholders adopted the Globix Corporation 2003 Stock Option Plan.

                                            Number of Stock          Number of Stock        Number of Shares
                                               Voted For              Voted Against              Abstain
                                          ---------------------    --------------------    --------------------
                                                  8,554,980                 956,397              20,000


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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

Current Report on Form 8-K, Item 5, filed January 22, 2004

Current Report on Form 8-K, Item 5, filed January 26, 2004

Current Report on Form 8-K, Item 12, filed February 6, 2004

Current Report on Form 8-K, Item 5, filed February 27, 2004

Current Report on Form 8-K, Item 5, filed April 29, 2004

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

Date: May 7, 2004

                           By: /S/  Robert M. Dennerlein
                               -------------------------------------------
                               Robert M. Dennerlein, Chief Financial Officer (principal financial and accounting officer)

Date: May 7, 2004