Form 10-Q
period 2004-06-30
GLOBIX CORP
filed 2004-08-03
CIK 1003111

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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


     Number of shares of the Registrant's common stock outstanding as of August 3, 2004 was 16,460,000.

--------------------------------------------------------------------------------


                                                GLOBIX CORPORATION AND SUBSIDIARIES

                                                         TABLE OF CONTENTS

                                                                                                                                PAGE
Part I         Financial Information
   Item 1      Consolidated Balance Sheets -- As of June 30, 2004 (Unaudited) and September 30, 2003.........................     1
               Interim Unaudited Consolidated Statements of Operations -- For the Three Month Periods Ended June 30, 2004
                  and 2003 and For the Nine Month Periods Ended June 30, 2004 and 2003.......................................     2
               Interim Unaudited Consolidated Statements of Cash-Flows -- For the Nine Month Periods Ended June 30, 2004
                  and 2003...................................................................................................     3
               Notes to the Interim Unaudited Consolidated Financial Statements..............................................     5
   Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    11
   Item 3      Quantitative and Qualitative Disclosures About Market Risk....................................................    18
   Item 4      Controls and Procedures.......................................................................................    18

Part II        Other Information
   Item 1.     Legal Proceedings.............................................................................................    19
   Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities..............................    19
   Item 3.     Defaults Upon Senior Securities...............................................................................    19
   Item 4.     Submission of Matters to a Vote of Security Holders...........................................................    19
   Item 5.     Other Information ............................................................................................    19
   Item 6.     Exhibits and Reports on Form 8-K .............................................................................    20

Signatures     ..............................................................................................................    21
Certifications .............................................................................................................. 22-25






                                     GLOBIX CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 JUNE 30,      SEPTEMBER 30,
                                                                                  2004            2003
                                                                               -------------   -------------
                                                                                (Unaudited)
                                                                               -------------
ASSETS
Current assets:
Cash and cash equivalents ..................................................   $     10,954    $     24,503
Short-term investments .....................................................          8,501           7,226
Marketable securities ......................................................            507           1,531
Accounts receivable, net of allowance for doubtful accounts of $2,163 and
   $2,646, respectively ....................................................          5,964           6,012
Prepaid expenses and other current assets ..................................          6,083           4,497
Restricted cash ............................................................          2,068           2,195
                                                                               -------------   -------------
          Total current assets .............................................         34,077          45,964
Investments ................................................................          2,233             697
Investments, restricted ....................................................          2,335           4,733
Property, plant and equipment, net .........................................         92,450         162,630
Intangible assets, net of accumulated amortization of $3,267 and $1,997,
   respectively ............................................................          8,088           8,158
Other assets ...............................................................            426             100
                                                                               -------------   -------------
          Total assets .....................................................   $    139,609    $    222,282
                                                                               =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligation and mortgage payable ...........   $        562    $      1,510
Accounts payable ...........................................................          5,203           5,846
Accrued liabilities ........................................................          9,657          10,159
                                                                               -------------   -------------
          Total current liabilities ........................................         15,422          17,515
Capital lease obligations, net of current portion ..........................            185             374
Mortgage payable ...........................................................         19,681          19,912
11% Senior Notes ...........................................................         72,202         112,321
Accrued interest - 11% Senior Notes ........................................          1,347           5,182
Other long term liabilities ................................................          8,153          10,659
Put-option liability .......................................................             --           2,968
                                                                               -------------   -------------
          Total liabilities ................................................        116,990         168,931
                                                                               -------------   -------------

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 500,000,000 shares authorized; 16,460,000
    issued and outstanding, for all periods presented ......................            165             165
Additional paid-in capital .................................................         99,981          97,191
Accumulated other comprehensive income .....................................          4,672           2,401
Accumulated deficit ........................................................        (82,199)        (46,406)
                                                                               -------------   -------------
          Total stockholders' equity........................................         22,619          53,351
                                                                               -------------   -------------
          Total liabilities and stockholders' equity .......................   $    139,609    $    222,282
                                                                               =============   =============


     The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                     1

                                          GLOBIX CORPORATION AND SUBSIDIARIES
                                     INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                      (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                         -----------------------------   -----------------------------
                                                           JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                             2004            2003            2004            2003
                                                         -------------   -------------   -------------   -------------
Revenue, net .........................................   $     15,729    $     14,519    $     45,143    $     46,367
Operating costs and expenses:
    Cost of revenue (excluding depreciation,
      amortization, certain payroll and occupancy
      shown below) ...................................          4,935           4,601          14,785          15,499
    Selling, general and administrative ..............         10,870           9,253          32,554          33,714
    Loss on impairment of assets .....................             --              --          17,972              --
    Depreciation and amortization ....................          3,519           4,057          10,363          11,900
                                                         -------------   -------------   -------------   -------------

        Total operating costs and expenses ...........         19,324          17,911          75,674          61,113
    Other operating income ...........................             --              --              --             345
                                                         -------------   -------------   -------------   -------------

Loss from operations .................................         (3,595)         (3,392)        (30,531)        (14,401)
    Interest and financing expense ...................         (2,466)         (3,758)       (8, 975)         (11,223)
    Interest income ..................................            100             295             415           1,030
    Other (expense) income, net ......................            412             220           1,607             606
    Gain on discharge of debt ........................             --           1,154           1,747           5,925
    Minority interest in subsidiary ..................             --             105              --             333
                                                         -------------   -------------   -------------   -------------
Loss before income taxes .............................         (5,549)         (5,376)        (35,737)        (17,730)
Income tax expense ...................................             21              --              56              --
                                                         -------------   -------------   -------------   -------------

Net loss .............................................   $     (5,570)   $     (5,376)   $    (35,793)   $    (17,730)
                                                         =============   =============   =============   =============

Basic and diluted loss per share .....................   $      (0.34)   $      (0.33)   $      (2.17)   $      (1.08)
                                                         =============   =============   =============   =============

Weighted average common shares outstanding--basic
    and diluted ......................................     16,460,000      16,460,000      16,460,000      16,460,000
                                                         =============   =============   =============   =============


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




                                    GLOBIX CORPORATION AND SUBSIDIARIES
                               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                (UNAUDITED)

                                                                                FOR THE NINE MONTHS ENDED
                                                                              -----------------------------
                                                                                JUNE 30,        JUNE 30,
                                                                                  2004            2003
                                                                              -------------   -------------
Cash Flows From Operating Activities
Net Loss ..................................................................   $    (35,793)   $    (17,730)
Operating activities:
 Depreciation and amortization ............................................         10,363          11,900
 Provision for uncollectible receivables ..................................            591           1,432
 Gain on debt discharge ...................................................         (1,747)         (5,925)
 Gain on sale of short-term investments ...................................             --              --
 Unrealized gain on investments ...........................................           (477)           (356)
 Loss on impairment of assets .............................................         17,972              --
 Gain on sale of marketable securities ....................................            249              --
 Amortization of deferred compensation and issuance of stock warrants .....             --           1,050
 Minority interest in subsidiary ..........................................             --            (333)
Changes in assets and liabilities:
 Decrease (increase) in accounts receivable ...............................            346            (336)
 Decrease (increase) in prepaid expenses and other current assets .........           (942)          2,846
 Increase in other assets .................................................           (326)             --
 Decrease in accounts payable .............................................           (972)           (265)
 Decrease in accrued liabilities ..........................................         (1,330)         (7,184)
 Increase in accrued interest .............................................          7,365           9,271
 Other ....................................................................           (283)         (3,111)
                                                                              -------------   -------------

Net Cash Used in Operating Activities .....................................         (4,984)         (8,741)
                                                                              -------------   -------------

Cash Flows From Investing Activities
 Investments in short-term and long-term investments ......................         (2,641)         (6,967)
 Use of restricted cash and investments ...................................          2,710           2,727
 Proceeds from sale of marketable securities ..............................          1,000              --
 Proceeds from sale of property plant and equipment .......................         48,694              --
 Payment for business acquired from Aptegrity (Appendix A) ................         (2,287)             --
 Purchase of property, plant and equipment ................................         (3,179)         (1,186)
                                                                              -------------   -------------

Net Cash Provided by (Used in) Investing Activities .......................         44,297          (5,426)
                                                                              -------------   -------------

Cash Flows From Financing Activities
 Proceeds from exercise of warrants .......................................             25              --
 Repurchase of 11% Senior Notes ...........................................        (49,573)        (14,612)
 Repayment of long-term note payable ......................................         (2,666)             --
 Capital contribution (distribution) in minority-owned subsidiary, net ....           (202)          5,997
 Capital lease termination payment ........................................           (439)             --
 Repayment of mortgage payable and capital lease obligation ...............           (424)         (1,050)
                                                                              -------------   -------------

Net Cash Used in Financing Activities .....................................        (53,279)         (9,665)
                                                                              -------------   -------------

Effects of Exchange Rates Changes on Cash and Cash Equivalents ............            417             636
                                                                              -------------   -------------

Decrease in Cash and Cash Equivalents .....................................        (13,549)        (23,196)
Cash and Cash Equivalent, Beginning of Period .............................         24,503          47,562
                                                                              -------------   -------------

Cash and Cash Equivalent, End Period ......................................   $     10,954    $     24,366
                                                                              =============   =============
Supplemental disclosure of cash flow information:

Cash paid for interest ....................................................   $      5,261    $      1,755
                                                                              =============   =============
Non-cash financing activities:

Issuance of 11% Senior Notes as payable interest in kind ..................   $      7,155    $     11,298
                                                                              =============   =============

Put-option ................................................................   $      2,968    $         --
                                                                              =============   =============



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     3

APPENDIX A - PAYMENT FOR BUSINESS ACQUIRED FROM APTEGRITY:

                                                               FOR THE NINE MONTHS ENDED
                                                            -----------------------------------
                                                               JUNE 30,            JUNE 30,
                                                                 2004                 2003
                                                            ----------------   ----------------
   Current assets .......................................   $         (696)    $            --
   Property, plant and equipment ........................             (738)                 --
   Current liabilities ..................................              347                  --
   Other intangible assets ..............................           (1,200)                 --
                                                            ----------------   ----------------
                                                            $        (2,287)   $            --
                                                            ================   ================





The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       4

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

         During October 2003 the Company reached an agreement, which was subject to various closing conditions, to sell the property located at 415 Greenwich Street, New York, NY ("the Property") for total cash consideration of approximately $60,000. From October 2003 until the completion of the sale on January 22, 2004 the Property was classified under current assets as property held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and accordingly was not depreciated during that period. In connection with the sale the Company recorded during the period ended June 30, 2004 an impairment charge of $17,972 to write-down the Property to its market value less cost to sell of approximately $12,000 reflecting a $7,000 termination payment to a third party investor (the "Investor") in the Property, approximately $1,800 of property taxes due in connection with the sale and other related expenses. Also included in the cost to sell were $450 of sale related bonuses to certain of the Company's Executive Officers and employees, which included a $169 payment to the Chairman of the Board of Directors for his contributions in connection with the sale. In connection with the $7,000 termination payment, the Investor agreed to cancel the put-option it had with the Company. The put option gave the Investor the right to require the Company to purchase the Investor's interest in an LLC under various circumstances for an amount equal to 25% of the Investor's capital contribution in the LLC. Accordingly the Company reversed the put-option liability in the amount of $2,968, which represented the fair value of the put-option, through its stockholder's equity.

         As part of the sale of the Property the Company guaranteed to indemnify and hold the third party investor harmless from any adverse consequences, that the Investor may suffer by reason of any non-compliance by the Company, that directly impaired its ability to use the Historic Tax Credits ("HTC"), associated with the Property. The guaranty is limited to the amount of the HTC used by the Investor estimated at approximately $10,160. The Company estimated the fair value of the guaranty as immaterial based on a discounted cash-flow model.

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

         During April 2004, the Company reached an agreement with the holder of its $2,600 note payable to prepay the note prior to its maturity for a total consideration of $2,666, representing the face value of the note, accrued interest of $11 and a $55 settlement amount. Following the settlement the $2,600 included in the Company's long-term restricted investment were released from escrow.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITEDCONSOLIDATED FINANACIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)

         The Company has historically experienced negative cash flow from operations and has incurred net losses. For the nine months ended June 30, 2004, the Company had a net loss of $35,793 and an accumulated deficit at June 30, 2004 of $82,199. Our ability to generate positive cash flows from operations and achieve profitability is dependant upon our ability to grow our revenue while maintaining our current cost structure and network efficiencies. Our management believes that steps taken as part of our restructuring efforts to reduce facilities and personnel, combined with our ongoing efforts to derive efficiencies from our network have reduced our expenses to a level that meets our current revenue rate. The Company believes that its internally generated funds, available cash and investments are sufficient to meet its presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure and interest payments under its 11% Senior Notes when required to be made in cash. However, there can be no assurance that we will be successful in executing our business plan, achieving profitability, attracting new customers or maintaining our existing revenue levels or reducing our outstanding indebtedness. In the future, the Company may make acquisitions or repurchase indebtedness of the Company, which, in turn, may adversely affect the Company's liquidity.

         Approximately 27%, 21% (Unaudited) and 38% of the Company's cost of revenue for the nine and three month periods ended June 30, 2004 and for the fiscal year ended September 30, 2003, respectively is derived from services provided by 2 major telecommunication carriers. While the Company believes that most of these services can be obtained from other alternative carriers, an interruption in services from one of these carriers or other suppliers could limit the Company's ability to serve its customers, which would adversely affect the Company's results of operations. No single customer comprised more than 10% of the Company's revenues for any of the periods presented.


NOTE 2 - MERGERS AND ACQUISITIONS

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

         On July 19, 2004, Globix signed a definitive merger agreement with NEON Communications, Inc. ("Neon"), a privately held provider of optical networking services for customers in the Northeast and mid-Atlantic markets. Neon's revenue for the year ended December 31, 2003 was $41,600. Under the merger agreement, holders of Neon common stock, options and warrants will receive 1.2748 shares of Globix common stock for each share of common stock, options or warrants owned by the holder. As a result of the merger, Neon will become a wholly owned subsidiary of Globix, and holders of Neon common stock and warrants will receive approximately 27.6 million shares of Globix common stock, representing approximately 56.7% of the outstanding shares of common stock of the combined entity. In addition at the closing, the combined entity's cash will be used to redeem one third of Neon's preferred stock and accrued dividends at closing and Globix will issue convertible preferred stock for the balance. Assuming a September 30, 2004 closing, Neon preferred stockholders will receive in the aggregate approximately $5,100 in cash and approximately 1,152,948 shares of a class of Globix preferred stock to be created in the merger, having an aggregate liquidation value of approximately $10,200. The new Globix preferred stock will vote together with the common stock and will be convertible into shares of Globix common stock. The Globix preferred stock will accrue dividends at a rate of 12% per annum and will be redeemable only at the option of Globix, and at the option of the holders upon a change in control.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITEDCONSOLIDATED FINANACIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)


         Following the merger, the Board of Globix will include 4 members of the Board of Directors of Neon, 4 members of the current Globix Board and 1 member who currently serves on both the Globix and the Neon Boards.

         The transaction is subject to a number of conditions, including approval of the merger by Neon stockholders, the registration of the Globix common stock and preferred stock to be issued in the merger and other regulatory approvals. The merger is also conditioned upon a debt for equity exchange where, in a private transaction, certain of Globix's senior secured note holders will exchange $12,500 in principal and accrued interest of its 2008 11% Senior Notes for approximately 4,545,455 shares of Globix common stock.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The condensed consolidated financial statements of the Company have been prepared by the Company according to accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim condensed consolidated financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company's financial position at June 30, 2004 and for the three and nine month periods then ended. All such adjustments are of a normal recurring nature. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 2003 Form 10-K. The results of operations for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2004.

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


         The following table illustrates the effect on loss attributable to common stockholders and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                                  FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                     ----------------------     ----------------------
                                                      JUNE 30,    JUNE 30,       JUNE 30,    JUNE 30,
                                                       2004        2003           2004         2003
                                                     ---------   ----------     ----------   ---------
Net loss as reported .............................   $ (5,570)   $  (5,376)     $ (35,793)   $(17,730)

Add: Stock-based employee compensation expense
      (income) included in reported net loss .....        (13)          --             --          --

Deduct: Amortization of stock-based employee
        compensation expense determined under fair
        value based method .......................        139          584            374       1,084
                                                     =========   ==========     ==========   =========

Pro-forma net loss attributed to common
      stockholders ...............................   $ (5,696)   $  (5,960)     $ (36,167)   $(18,814)
                                                     =========   ==========     ==========   =========

Basic and diluted - as reported ..................   $  (0.34)   $   (0.33)     $   (2.17)   $  (1.08)
                                                     =========   ==========     ==========   =========

Basic and diluted - Pro-forma ....................   $  (0.35)   $   (0.36)     $   (2.20)   $  (1.14)
                                                     =========   ==========     ==========   =========

         Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                  FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                                     ----------------------     ----------------------
                                                      JUNE 30,    JUNE 30,       JUNE 30,    JUNE 30,
                                                       2004        2003           2004         2003
                                                     ---------   ----------     ----------   ---------

           Expected life (in years)...............         --          5.0            5.0         4.2
           Risk-free interest rate................         --          2.7%           3.2%        2.7%
           Volatility.............................         --          142%           120%        128%
           Dividend yield.........................         --          0.0%           0.0%        0.0%

         For the nine-month and three month periods ended June 30, 2004, the Company granted its employees 175,000 and 0 options, respectively.

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


NOTE 4 - SEGMENT INFORMATION

         The Company evaluates its results of operations based on one operating segment in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

                                      FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                     -----------------------------   -----------------------------
                                        JUNE 30,       JUNE 30,        JUNE 30,        JUNE 30,
                                         2004            2003            2004            2003
                                     -------------   -------------   -------------   -------------
Revenues:
       United States .............   $      9,221    $      8,785    $     26,334    $     28,764
       Europe (mainly the U.K) ...          6,508           5,734          18,809          17,603
                                     -------------   -------------   -------------   -------------
       Consolidated ..............   $     15,729    $     14,519    $     45,143    $     46,367
                                     =============   =============   =============   =============

Operating income (loss):
       United States .............   $     (4,807)   $     (4,337)   $    (33,446)   $    (17,066)
       Europe (mainly the U.K) ...          1,212             945           2,915           2,665
                                     -------------   -------------   -------------   -------------
       Consolidated ..............   $     (3,595)   $     (3,392)   $    (30,531)   $    (14,401)
                                     =============   =============   =============   =============


                                       JUNE 30,      SEPTEMBER 30,
                                         2004            2003
                                     -------------   -------------

Tangible assets:
      United States...............   $     66,305    $    137,279
      U.K ........................         26,145          25,351
                                     -------------   -------------
       Consolidated...............   $     92,450    $    162,630
                                     =============   =============

Although the Company operates in one operating segment, there are 4 major service lines as follows:

                                                  FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                 -----------------------------   -----------------------------
                                                   JUNE 30,       JUNE 30,        JUNE 30,        JUNE 30,
                                                     2004            2003            2004            2003
                                                 -------------   -------------   -------------   -------------

Internet Hosting and Co-Location ..............  $      6,106    $      6,372    $     17,854         $20,088
Managed Services ..............................         4,917           3,194          13,721          10,089
Network Services and Internet Access ..........         4,465           4,874          13,197          14,643
Hardware and Software Sales, DSL and Other ....           241              79             371           1,547
                                                 -------------   -------------   -------------   -------------
     Revenue, net .............................  $     15,729    $     14,519    $     45,143    $     46,367
                                                 =============   =============   =============   =============

NOTE 5 - COMPREHENSIVE INCOME

                                                  FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                 -----------------------------   -----------------------------
                                                   JUNE 30,       JUNE 30,        JUNE 30,        JUNE 30,
                                                     2004            2003            2004            2003
                                                 -------------   -------------   -------------   -------------

Net loss.......................................  $     (5,570)   $     (5,376)   $    (35,793)   $    (17,730)
Other comprehensive income (loss):
   Unrealized gain (loss) on marketable
     securities available for sale.............          (122)              3              140           (316)
   Foreign currency translation adjustment.....          (303)          1,482            2,131          1,743
                                                 -------------   -------------   -------------   -------------
Comprehensive loss ............................  $     (5,995)   $     (3,891)   $    (33,522)   $    (16,303)
                                                 =============   =============   =============   =============


                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITEDCONSOLIDATED FINANACIAL STATEMENTS
           (All Amounts in Thousands, Except Share and Per Share Data)


NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

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

         A consolidated amended complaint was filed in this lawsuit on June 28, 2002. The Company filed a motion to dismiss the consolidated amended complaint, but withdrew this motion without prejudice in the course of settlement discussions with the parties. On March 31, 2004, the parties entered into an agreement in principle to settle all claims against the defendants for $3,500, all of which would be covered by insurance. The proposed settlement is subject to the approval of the court. If the settlement is not approved by the court, the Company intends to re-file our motion to dismiss. We believe that the allegations in this lawsuit are without merit and we intend to vigorously defend against them. Although there can be no assurance as to the outcome or effect of this lawsuit, the Company does not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on the Company's business, financial condition, results of operations or cash flows.

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

         On November 12, 2003, we were served with a complaint filed in the United States Court for Southern District of New York, entitled Alfred
         G. Binford v. Globix Corporation, alleging breach of contract claims related to the failure to make payments under an employment letter, as amended, seeking damages in the amount of $2,113. Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows. Globix has accrued its estimated liability. A court date of November 1, 2004 has been set.

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

OVERVIEW

Globix Corporation is a provider of Internet services for small to large size businesses in a broad range of industries. Our Company was founded in 1989 and in 1998 undertook a major expansion plan in order to pursue opportunities resulting from the growth of the Internet. On March 1, 2002, the Company filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code, together with a prepackaged Plan of Reorganization, which we refer to as the "Plan," with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing. On April 8, 2002, the bankruptcy court confirmed the Plan. Effective April 25, 2002, all conditions necessary for the Plan to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection. For additional information about our reorganization, see "Our Chapter 11 Bankruptcy Reorganization" under Part I in our Annual Report on Form 10-K for the year ended September 30, 2003.

Although the Company operates in one operating segment, there are 4 major service lines as follows:

INTERNET HOSTING AND CO-LOCATION - We offer co-location solutions for customers who choose to own and maintain their own servers, but require the physically secure, climate-controlled environment provided by our Internet data centers and connectivity to our network. We offer hosting services in a dedicated server environment. This service includes providing hardware usage, bandwidth and managed services to meet customer-specific needs.

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

OTHER - Is comprised of hardware and software sales and other non-recurring revenue.

For the nine-month period ended June 30, 2003 other also includes revenue from DSL customer accounts, which were sold during the second quarter of fiscal year 2003.

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

REVENUE RECOGNITION

Revenue consists primarily of Internet Hosting, Co-Location, Managed Services, Network Services and Internet Access.

We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 101 "Revenue Recognition in Financial Statements," as amended when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectability is probable. SAB No. 101 expresses the view of the Securities and Exchange Commission's staff in applying accounting principles generally accepted in the United States of America to certain revenue recognition issues. Under the provisions of SAB No. 101, set up and installation revenue are deferred and recognized over the estimated length of the customer relationship, which in the case of our business is approximately 36 months. Prior to April 30, 2002, the estimated length of the customer relationship was 12-18 months. Effective October 1, 2000, we changed our revenue recognition method for set up and service installation fees upon the adoption of SAB No. 101. Prior to our adoption of SAB No. 101, we recognized revenue immediately upon completion of set up or installation. The change in accounting principle resulted in a revenue deferral and cumulative effect charge totaling $2.3 million, or $0.06 per share, which was reflected in our consolidated statements of operations for the fiscal year ended September 30, 2001. Our adoption of SAB No. 101 decreased our net loss by $0.5 million for the fiscal year ended September 30, 2001. The effect of our adoption of SAB No. 101 for the fiscal year ended September 30, 2000 was not material.

Monthly service revenue under recurring agreements related to Internet Hosting, Co-Location, Network Services, Internet Access and Managed Services is recognized over the period the service is provided. Revenue derived from project or event type Managed Service engagements is recognized over the life of the engagement. Payments received in advance of providing services are deferred until the period that these services are provided. As of June 30, 2004 and September 30, 2003 deferred revenue amounted to $1,637 and $1,924, respectively.

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

INTANGIBLE ASSETS

We adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" when we emerged from bankruptcy in April 2002. SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized but will be tested at least annually for impairment. If impairment is indicated then the asset will be written down to its fair value typically based upon its future expected discounted cash flows.

Our intangible assets following bankruptcy are as follows:

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT RESERVE

At each reporting period we evaluate on a specific basis the economic condition of our customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the questionable amount. We also maintain a general bad debt reserve, which is based on the aging of our customers receivables. In addition during each reporting period we must make estimates of potential future credits, which will be issued in respect of current revenues. We analyze historical credits and changes in customer demands regarding our current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, we reserve the estimated credit amount against revenues in the current period. As of June 30, 2004 and September 30, 2003 the balance of bad debt reserve amounted to approximately $2.2 million (Unaudited) and $2.6 million, respectively.

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

INTERIM FINANCIAL INFORMATION

The consolidated financial information as of June 30, 2004 and for the three and nine months ended June 30, 2004 and 2003 is unaudited, but includes all adjustments, consisting only of normal and recurring accruals, that management considers necessary for a fair presentation of its combined results of operations, financial position and cash flows. Results for the three and nine months ended June 30, 2004 and 2003 are not necessarily indicative of results to be expected for the entire fiscal year.

QUARTER ENDED JUNE 30, 2004 COMPARED TO THE QUARTER ENDED JUNE 30, 2003

REVENUE, NET. Revenue for the quarter ended June 30, 2004 increased 8.3% or $1.2 million to $15.7 million from $14.5 million for the three-month period ended June 30, 2003. We analyze the change in our revenue by service lines as follows:
Revenue from Managed Services increased by $1.7 million to $4.9 million in the quarter ended June 30, 2004 mainly due to the Aptegrity acquisition and our continued growth in Managed Services. Revenue from Internet Hosting and Co-Location and revenue from Network Services and Internet Access were down $266 thousand and $409 thousand, respectively to $6.1 million and $4.5 million, respectively for the three month period ended June 30, 2004 mainly due to lower revenue under recurring contracts. Hardware and software sales, DSL and Other were up by $162 thousand to $241 thousand for the quarter ended June 30, 2004 mainly due to a non-recurring event and slightly higher hardware and software sales. The aforementioned analysis includes the positive effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $675 thousand on our revenue quarter over quarter.
During the quarter ended June 30, 2004 our monthly positive change in contract rate (negative churn) averaged 1.0% compared to a monthly averaged churn rate of 1.7% for the quarter ended June 30, 2003. New contracts increased 1.3% and contract upgrades increased 1.7% offset by 1.0% increase in contract downgrades and 1.0% increase in customer cancellations. We define churn as contractual revenue losses due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price.

COST OF REVENUE. Cost of revenue for the quarter ended June 30, 2004, increased $334 thousand to $4.9 million from $4.6 million for the quarter ended June 30, 2003. This was mainly due to additional labor costs of $801 thousand associated with the business acquired from Aptegrity and our continued focus on Managed Services, offset by a decrease of approximately $460 thousand of costs associated with our network cost resulting from our continued focus on deriving efficiencies and cost savings from our network. The aforementioned analysis includes the adverse effect of foreign exchange rates between the U.S dollar and the British Pound in the amount of approximately $86 thousand on cost of revenue quarter over quarter. As a result of the variances described above and as a result of the increase in our revenue, gross margins increased to 68.6% for the quarter ended June 30, 2004 compared to 68.3% for the quarter ended June 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $1.6 million to $10.9 million as compared to $9.3 million for the quarter ended June 30, 2003. The increase in selling, general and administrative expenses was mainly due to a $1.7 million credit recorded during the three month period ended June 30, 2003 as a result of the settlement of the Rabbi Trust litigation as described in our Annual Report on Form 10-K. In addition, salaries and benefits increased $439 thousand to $5.5 million in the quarter ended June 30, 2004 compared to $5.0 million in the quarter ended June 30, 2003. Our marketing expenses were up by $283 thousand to $366 thousand as a result of our increased efforts to enhance long-term growth and improve our public relations. These were offset by a decrease in our bad debt expenses of $136 thousand to $41 thousand for the quarter ended June 30, 2004, compared to $177 thousand in the same quarter last year, as a result of improvement in collections and a reduction in the number of high risk customer account receivable balances and by other costs reductions in the amount of $374 thousand arising from negotiating with our vendors and other service providers as part of our efforts to reduce our costs.
The aforementioned analysis includes the adverse effect of foreign exchange rate in the amount of approximately $356 thousand on selling, general and administrative quarter over quarter.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased to $3.5 million for the quarter ended June 30, 2004, as compared to $4.1 million in the quarter ended June 30, 2003. The decrease resulted from $434 thousand of depreciation expenses recorded in the three month period ended June 30, 2003 related to the Property which was not depreciated during the same period in 2004 and from lower capital spending, offset by amortization of intangible assets resulting from the acquisition of Aptegrity in the amount of $80 thousand.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the quarter ended June 30, 2004 was $2.5 million, compared to $3.8 million, for the quarter ended June 30, 2003. This decrease was attributable to the repurchase of approximately $16.8 million of our 11% Senior Notes during the calendar year 2003 and by the repurchase of approximately $40.3 million of our 11% Senior Notes during March 2004. These were offset by an increase in the balance of the 11% Senior Notes of approximately $11.3 million and $7.2 million resulting from the required payment in kind of the related accrued interest as of May, 2003 and May 2004, respectively.

 INTEREST INCOME. Interest income for the quarter ended June 30, 2004 was $100 thousand, compared to $295 thousand, for the quarter ended June 30, 2003. The decrease was primarily due to a decrease in our cash and investments balances.

OTHER INCOME, NET. Other income for the quarter ended June 30, 2004 was $412 thousand, compared to $220 thousand, for the quarter ended June 30, 2003. The increase was due primarily to rental income of $224 thousand from leasing office space in our 139 Centre Street facility.

INCOME TAX EXPENSE. Income tax expenses for the quarter ended June 30, 2004 in the amount of $21 thousand represent our estimated income taxes due in the U.K. We did not record any income tax expense during the same period of 2003.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported net loss of $5.6 million, or $0.34 basic and diluted loss per share for the quarter ended June 30, 2004, as compared to a net loss of $5.4 million, or $0.33 basic and diluted loss per share for the quarter ended June 30, 2003.


NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2003

REVENUE, NET. Revenue for nine-month period ended June 30, 2004 decreased 2.6% or $1.2 million to $45.1 million from $46.3 million for the nine-month period ended June 30, 2003. By service lines, revenue from Internet Hosting and Co-Location and revenue from Network Services and Internet Access were down $2.2 and $1.4 million, respectively to $17.9 million and $13.2 million, respectively for the nine month period ended June 30, 2004 mainly due to lower revenue under recurring contracts. Hardware and software sales, DSL and Other was down by $1.2 million to $371 thousand for the nine month period ended June 30, 2004 mainly due to a decrease of $718 thousand from DSL services as a result of the sale of our DSL customer accounts during the fiscal year 2003 and a decrease of approximately $400 thousand in lower margin hardware and software sales. Revenue from Managed Services increased by $3.6 million to $13.7 million in the nine-month period ended June 30, 2004 mainly due to the Aptegrity acquisition and our continued growth in Managed Services. The aforementioned analysis includes the positive effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $2.0 million on our revenue period over period. During the nine-month period ended June 30, 2004 our monthly positive change in contract rate (negative churn) averaged 0.7% compared to a monthly averaged churn rate of 2.1% for the same period in 2003. New contracts increased 2.3% and contract upgrades increased 1.5%, offset by 1.6% increase in contract downgrades and a 1.5% increase in contract cancellations.

COST OF REVENUE. Cost of revenue for the nine-month period ended June 30, 2004, decreased $714 thousand to $14.8 million from $15.5 million for the same period in 2003. This was mainly due to $2.3 million decrease in our network cost resulting from our continued focus on deriving efficiencies and cost savings from our network. Additional decrease of approximately $400 thousand resulted from lower hardware costs as a result of our shift away from lower margin hardware sales. These decreases were offset in part by additional labor costs of $2.0 million associated with the business acquired from Aptegrity and our continued focus on Managed Services. The aforementioned analysis includes the adverse effect of foreign exchange rates between the U.S dollar and the British Pound in the amount of approximately $275 thousand on cost of revenue period over period. As a result of the variances described above gross margins increased to 67.2% for the nine month period ended June 30, 2004 compared to 66.6% for the same period ended June 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $1.2 million to $32.6 million as compared to $33.7 million for the nine-month period ended June 30, 2003. The decrease in selling, general and administrative expenses was mainly due to a one time non-cash charge of $1.1 million in the second quarter of fiscal 2003 related to warrants granted to one of the Company's consultants. In addition salaries and benefits decreased $686 thousand to $15.7 million in the nine-month period ended June 30, 2004 compared to $16.4 million in the same period in 2003, which resulted from our restructuring efforts that focused on significant reduction in facilities and personnel. Bad debt expenses decreased $817 thousand to $615 thousand for the nine-month period ended June 30, 2004, compared to $1.4 million in the same period last year, as a result of improvement in collections and a reduction in the number of high risk customer account receivable balances. Other cost savings amounting to approximately $700 thousand resulting from our efforts to reduce our operating cost. These were offset mainly by a $1.7 million credit recorded during the nine-month period ended June 30, 2003 as a result of the settlement of the Rabbi Trust litigation. In addition, our marketing expenses were up by approximately $630 thousand to $955 thousand in the nine-month period ended June 30, 2004 as a result of our increased efforts to enhance long-term growth and improving our public relations. The aforementioned analysis includes the adverse effect of foreign exchange rate in the amount of approximately $1.1 million on selling, general and administrative period over period.

LOSS ON IMPAIRMENT OF ASSETS. Impairment charges for the nine month period ended June 30, 2004 amounted to $18 million as a result of the write-down of the cost basis of the Company's property located at 415 Greenwich Street in New York, NY ("the Property") to its market value less cost to sell of approximately $11.5 million. The sale of the Property was consummated on January 22, 2004 for total cash consideration of $60 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $1.5 million to $10.4 million for the nine-month period ended June 30, 2004, as compared to $11.9 million in the same period in 2003. The decrease resulted from $1.3 million of depreciation expenses recorded in the nine month period ended June 30, 2003 related to the Property which was not depreciated during the same period in 2004 and from lower capital spending, offset by amortization of intangible assets resulting from the acquisition of Aptegrity in the amount of $212 thousand.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the nine-month period ended June 30, 2004 was $9.0 million, compared to $11.2 million for the same period in 2003. The decrease was attributable to the repurchase of approximately $16.8 million of our 11% Senior Notes during the calendar year 2003 and by the repurchase of approximately $40.3 million of our 11% Senior Notes during March 2004. These were offset by an increase in the balance of the 11% Senior Notes of approximately $11.3 million and $7.2 million resulting from the required payment in kind of the related accrued interest as of May, 2003 and 2004, respectively.

INTEREST INCOME. Interest income for the nine-month period ended June 30, 2004 was $415 thousand, compared to $1,030 thousand, for the same period in 2003. The decrease was primarily due to a decrease in our cash and investments.

OTHER INCOME, NET. Other income for the nine-month period ended June 30, 2004 was $1.6 million, compared to $606 thousand, for the same period in 2003. The increase was due primarily to the receipt of a $450 thousand for an insurance claim filed in connection with the September 11, 2001 terrorist attack, and $637 thousand from leasing office space in our 139 Centre Street facility.

INCOME TAX EXPENSE. Income tax expenses for the nine month period ended June 30, 2004 in the amount of $56 thousand represent our estimated income taxes due in the U.K. We did not record any income tax expense during the same period of 2003.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported net loss of $35.8 million, or $2.17 basic and diluted loss per share for the nine-month period ended June 30, 2004, as compared to a net loss of $17.7 million, or $1.08 basic and diluted loss per share for the nine-month period ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004 the Company had cash and cash equivalents, short-term and long-term investments totaling to approximately $21.7 million compared to approximately $32.4 million on September 30, 2003. This decrease of $10.7 million included a $13.5 million decrease in cash and cash equivalents to $11.0 million at June 30, 2004 from $24.5 million at September 30, 2003. This was mainly attributable to operating activities, investing activities and financing activities as described below. During the nine month period ended June 30, 2004, the Company has completed the sale of the Property for approximately $48.7 million in net proceeds, of which approximately $44 million was used to purchase a portion of our 11% Senior Notes including accrued interest and the remainder was used for working capital.

OPERATING ACTIVITIES:

Net cash used in operating activities during the nine month period ended June 30, 2004 was approximately $5.1 million. This was attributed mainly to our net loss of $35.8 million which included non-cash depreciation and amortization expenses of $10.4 million and a non-cash impairment charge of $18.0 million resulting from a write-down of the Property to its fair market value less cost for sale offset by a non-cash gain on debt discharge of $1.7 million resulting from the repurchase of portion of our 11% Senior Notes. Changes in assets and liabilities resulted in an increase to operating cash flow of approximately $3.8 million. This was mainly attributed to a $7.4 million increase in accrued interest on the 11% Senior Notes offset by $1.3 million decrease in accrued liabilities, a $1.0 million decrease in accounts payable and by $0.9 million increase in prepaid expenses and other current assets.

INVESTING ACTIVITIES:

Net cash provided by investing activities during the nine-month period ended June 30, 2004 was $44.3 million. Approximately $48.7 million resulted from the sale of the Property and approximately $1.0 million, net resulted from the sale of our investment in Globecomm Systems, Inc. and other investments. This was offset by the use of $2.3 million for the acquisition of Aptegrity and $3.2 million for capital expenditures.

FINANCING ACTIVITIES:

Net cash used in financing activities during the nine month period ended June 30, 2004 was $53.2 million. Approximately $49.6 million of the cash used in financing activities was attributed to the repurchase of a portion of our 11% Senior Notes and related accrued interest in the open market and as part of an offer to the holders of the 11% Notes in connection with the sale of the Property. $2.6 million was used to prepay a long-term note payable and the remaining $1.1 million was used for payment and settlement of certain contractual obligations.

Historically our cost structure exceeded our revenue base mainly due to high labor costs resulting from higher then necessary head count, significant level of overhead due to numerous locations and overlapping within our network. This has led us to historically experience negative cash flows from operations and incur net losses. Our management believes that steps taken as part of our restructuring efforts to reduce facilities and personnel, combined with our ongoing efforts to derive efficiencies from our network have reduced our expenses to a level that meets our current revenue rate. Our ability to generate positive cash flows from operations and achieve profitability is dependent upon our ability to grow our revenue while maintaining our current cost structure and network efficiencies. Management believes that by maintaining a monthly positive change in contract rate (negative churn) and by continuing to focus on providing managed services solutions it will be able to meet its revenue and profitability targets. The Company also believes that its internally generated funds, available cash and investments are sufficient to meet its presently anticipated day-to-day operating expenses, commitments, working capital, capital expenditure and interest payments under its 11% Senior Notes when required to be made in cash. Additionally, since emerging from bankruptcy management has taken several significant steps to reduce its level of outstanding indebtedness and it is committed to further reduce its financial obligations by settling them in cash, converting into equity instruments, refinancing or any other manner, which may be beneficial to the Company. However, there can be no assurance that we will be successful in executing our business plan, achieving profitability, attracting new customers or maintaining our existing revenue levels or reducing our outstanding indebtedness. In the future, we may make acquisitions or repurchase indebtedness of our Company, which, in turn, may adversely affect our liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2004, investments consisted of an investment in a limited partnership that invests in fixed income securities and investments in fixed rate investment grade and government securities denominated in U.S. dollars. At June 30, 2004, the majority of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value.

As of June 30, 2004 marketable securities included our investment in EDGAR Online Inc., which is recorded at fair market value. We do not hedge our exposure to fluctuations in the value of our investments in equity securities.

At June 30, 2004, $4.4 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

We are also subject to market risk associated with foreign currency exchange rates. Approximately 42% of our revenues and approximately 28% of our operating costs and expenses for the nine-month period ended June 30, 2004 were denominated in British Pounds. To date, we have not utilized financial instruments to minimize our exposure to foreign currency fluctuations. We will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future. The Company believes that an immediate increase or decrease of 5% of the Dollar in comparison to the British Pound would not have a material impact on its operating results or cash flows.

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

On November 12, 2003, we were served with a complaint filed in the United States Court for Southern District of New York, entitled Alfred G. Binford v. Globix Corporation, alleging breach of contract claims related to the failure to make payments under an employment letter, as amended, seeking damages in the amount of $2,113,000. Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows. Globix has accrued its estimated liability. A court date of November 1, 2004 has been set.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

Current Report on Form 8-K, Item 12, filed May 12, 2004

Current Report on Form 8-K, Item 5, filed July 21, 2004

Current Report on Form 8-K, Item 5 and 12, filed August 3, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               GLOBIX CORPORATION

                               By: /S/ Peter K. Stevenson
                                   ---------------------------------------------
                                   Peter K. Stevenson, President,
                                   Chief Executive Officer

Date: August 3, 2004

                               By: /S/ Robert M. Dennerlein
                                   ---------------------------------------------
                                   Robert M. Dennerlein, Chief Financial Officer (principal financial and accounting officer)

Date: August 3, 2004