Form 10-K/A
period 2003-09-30
GLOBIX CORP
filed 2004-12-07
CIK 1003111

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE:


         This Amendment No. 1 on Form 10-K is being filed to amend Part III Item 9A. of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, filed on December 18, 2003 (the "Original 10-K"). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-K and does not reflect events occurring after the filing of the Original 10-K. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-K.

================================================================================

                               GLOBIX CORPORATION

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

Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness in our internal control over financial reporting that needed to be addressed. As noted above, the Company has dedicated resources to address this issue and has implemented the necessary changes such as hiring a new Senior Accountant, new Controller, new Manager and new Senior Accountant and has committed to returning to a normal recurring closing timetable that includes formal management reviews and a monthly financial reporting package and has significantly reduced the burden on our internal accounting staff. In addition, except as noted above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 15. EXHIBITS

     EXHIBIT NO.                  EXHIBIT DESCRIPTION

         31.1     Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

         32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 6, 2004                      GLOBIX CORPORATION


                                            /s/ Peter K. Stevenson
                                            ------------------------------------
                                            Peter K. Stevenson
                                            President, Chief Executive Officer