Form 10-Q/A
period 2003-12-31
GLOBIX CORP
filed 2004-12-07
CIK 1003111

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                   FORM 10-Q/A
                               __________________

                                 AMENDMENT NO. 1

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

     Number of shares of the Registrant's common stock outstanding as of January 31, 2004 was 16,460,000.
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q is being filed to amend Part I Item 4. of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, filed on February 4, 2004 (the "Original 10-Q"). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-Q.

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

Based on their evaluation of the Company's disclosure controls and procedures as of the end of our last fiscal year, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness in our internal control over financial reporting that needed to be addressed. As noted above, the Company has dedicated resources to address this issue and has implemented the necessary changes such as hiring a new Senior Accountant, new Controller, new Manager and new Senior Accountant and has committed to returning to a normal recurring closing timetable that includes formal management reviews and a monthly financial reporting package and has significantly reduced the burden on our internal accounting staff. In addition, except as noted above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 6.  EXHIBITS

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



                               GLOBIX CORPORATION

Date:  December 6, 2004

                                           /s/ Peter K. Stevenson
                                           -------------------------------------
                                           Peter K. Stevenson
                                           President and Chief Executive Officer