Form 10-K
period 2004-09-30
GLOBIX CORP
filed 2004-12-17
CIK 1003111

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                    FORM 10-K
                                ________________

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004
                           Commission File No. 1-14168

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

         As of March 31, 2004 the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the Over the Counter Bulletin Board Market, was approximately $45.8 million (calculated by excluding shares owned beneficially by directors and named executive officers).

         Number of shares of registrant's common stock outstanding as of December 15, 2004 was 16,460,000.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement for its 2005 annual meeting of stockholders which is expected to be filed with the Securities and Exchange Commission not later than January 28, 2005, are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by January 28, 2005, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

================================================================================


                                                   GLOBIX CORPORATION

                                                    Table of Contents

                                                                                                           PAGE
                                                                                                           ----
Part I
           Item 1.    Business ..........................................................................    1
           Item 2.    Properties ........................................................................   20
           Item 3.    Legal Proceedings .................................................................   21
           Item 4.    Submission of Matters To a Vote of Security Holders ...............................   22

Part II
           Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters .............   23
           Item 6.    Selected Financial Data ...........................................................   24
           Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
                              Operations ................................................................   27

           Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ........................   44
           Item 8.    Financial Statements ..............................................................   45
           Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                             Disclosure .................................................................   45

           Item 9A.  Controls and Procedures.............................................................   46
           Item 9B.  Other Information...................................................................   46

Part III
           Item 10.   Incorporated by reference to the Registrant's proxy statement for its 2005
                             Annual Meeting of Stockholders (except for information in response
                             to Item 406 of Regulation S-K) .............................................   47

           Items 11-14. Incorporated by reference to the Registrant's proxy statement for its
                             2005 Annual Meeting of Stockholders ........................................   47

Part IV
           Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...................   47


    Signatures                                                                                              50


                                     PART I

ITEM 1. BUSINESS

OUR COMPANY

         We are a provider of Internet services to businesses. Our services include:

         o Hosting and co-location in our secure and fault-tolerant Internet data centers;

         o Network services and connectivity to the Internet through our domestic and international Internet Protocol (IP) fiber based network;

         o Internet based managed services focusing on application management and operating system management, security services and storage services; and

         o Media services including: streaming media, webcasting and digital asset management solutions.

         Our target market for our services is small to large size businesses in a broad range of industries, including media, publishing, financial services, retail, healthcare, governmental agencies, manufacturing, technology and non-profit organizations. No single customer comprised more than 10% of our revenues in the fiscal years ended September 30, 2004 or 2003. We sell our services to businesses primarily through our direct sales force.

         Our customers use our services to operate and maintain computer equipment in a secure, fault-tolerant environment with connectivity to a high-speed, high-capacity, direct link to the Internet, through our own network, and to support Internet applications. Our employees are located in New York, New York; Atlanta, Georgia; Santa Clara, California; Fairfield, New Jersey; and London, England.

         Our principal executive offices are located at 139 Centre Street, New York, New York 10013, and our telephone number at that location is (212) 334-8500. Although we maintain a website at www.globix.com, we do not intend that the information available through our website be incorporated into this annual report. Our SEC filings are available on our website.

         Globix was founded in 1989 and in 1998 undertook a major expansion plan in order to pursue opportunities resulting from the growth of the Internet. On March 1, 2002, Globix filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a prepackaged plan of reorganization, with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing.

         On April 8, 2002, the bankruptcy court confirmed the plan of reorganization. On April 25, 2002, all conditions necessary for the plan of reorganization to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection. For additional information, see "Our Chapter 11 Bankruptcy Reorganization" under this Item, for a discussion of our reorganization pursuant to Chapter 11 of the United States Bankruptcy Code.

         On July 19, 2004, Globix signed a definitive merger agreement with NEON Communications, Inc. ("NEON"), a privately held provider of optical networking services for customers in the Northeast and mid-Atlantic markets. NEON's revenue for the year ended December 31, 2003 was approximately $41.6 million. The merger agreement was amended as of October 8, 2004. Under the merger agreement, as amended, holders of NEON common stock will receive 1.2748 shares of Globix common stock per each share of NEON common stock, and holders of NEON convertible preferred stock will receive 1 share of a new class of convertible preferred stock of Globix plus $3.75 in cash for each outstanding share of NEON convertible preferred stock, after treating all accrued dividends as having been paid in shares of NEON convertible preferred stock immediately prior to the merger. As a result of the merger, NEON will become a wholly owned subsidiary of Globix, and holders of NEON common stock will receive approximately 27.6 million shares of Globix common stock, representing approximately 56.7% of the outstanding shares of common stock of the combined entity. In addition, assuming a December 31, 2004 closing, NEON preferred stockholders would receive in the aggregate approximately $5.2 million in cash and approximately 2,908,614 shares of Globix convertible preferred stock, having an aggregate liquidation value of approximately $10.5 million . The new Globix preferred stock will vote together with the Globix common stock and will be convertible into shares of Globix common stock on a one-for-one basis. The Globix preferred stock will accrue dividends at a rate of 6% per annum and will be redeemable only at the option of Globix, and at the option of the holders upon a change in control of Globix.

         Following the merger, the Board of Globix will include 4 members of the board of directors of NEON, 4 members of the current Globix Board and 1 member who currently serves on both the Globix and the NEON boards.

         The transaction is subject to a number of conditions, including approval of the merger by NEON stockholders, the registration of the Globix common stock and preferred stock to be issued in the merger and other regulatory approvals. The merger is also conditioned upon a debt for equity exchange where, in a private transaction, certain holders of the 11% senior notes of Globix will exchange $12.5 million in principal and accrued interest on the notes for approximately 4,545,455 shares of Globix common stock.

WHAT WE OFFER OUR CUSTOMERS

         We provide our customers with a range of Internet-based services, including network infrastructure and expertise to build, maintain, operate and support Internet-based operations. Our primary services include:

INTERNET HOSTING AND CO-LOCATION

         We currently operate Internet data centers in New York, New York; Atlanta, Georgia; Santa Clara, California; and London, England. Our Internet data centers include electrical infrastructure, precision environmental control systems, fire suppression systems and comprehensive security systems.

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

MANAGED SERVICES

         We provide managed system and network services to our hosting and co-location customers. Such services include a wide variety of maintenance, administration and problem resolution services for many popular operating systems, Internet network devices, software security solutions and web based applications. In addition we also offer media service, such as streaming media for business communication. Streaming media is a process by which audio, video or other multimedia is delivered in a streaming or continuous fashion over the Internet or over a company's intranet.

         On October 31, 2003, we acquired the business and substantially all of the assets of Aptegrity, Inc., a provider of web application and operations management services. The acquisition of Aptegrity has enabled us to provide remote management of a wider range of custom and off-the-shelf Web-based applications. By managing e-commerce, database, content management and customer relationship management software for our clients, we help them to protect Internet revenue streams, reduce technology operating costs and operating risk, and improve user satisfaction.

         With the purchase of Aptegrity we gained new clients and the ability to offer higher-revenue managed services to our existing customer base. In addition we provide hosting and co-location services to some of Aptegrity's pre-acquisition customers. Since the acquisition of Aptegrity our customers have increased their spending with us on average. We attribute this to the greater utilization of our bundled services as a result of the broader range of services we are able to provide to our customers.

NETWORK SERVICES AND INTERNET ACCESS

         We provide access to our network to our hosting and co-location customers in our Internet data centers as well as Internet access services which provide businesses with high-speed continuous access to the Internet from their own premises. In addition, we provide other services, such as domain name registration, local loop provisioning, Internet address assignment, router configuration, e-mail configuration and management and technical consulting services.

         Our network infrastructure is designed for high availability and low latency, and utilizes a single autonomous system number. As a result, traffic is carried on a network controlled by Globix to the greatest extent possible and therefore does not suffer from the congestion or high latency of public networks.

         The domestic Globix backbone is a Packet over Synchronous Optical Network ("SONET"), which provides a mechanism for using the speed and efficient management capabilities of SONET for data transport. Essentially, it provides a method for carrying data packets in SONET frames that will operate at speeds up to OC-48 (2.4Gbs). The OC-48 Globix domestic backbone connects to our data centers and to our backbone points of presence in Boston, Chicago, Los Angeles, Seattle and Washington, D.C.

         Our European backbone is a Packet over SONET currently connecting London, Amsterdam, Frankfurt and Paris. The domestic and European networks are connected by two OC-3 (155Mbps) transatlantic crossings.

         Our United States and European network sections interconnect to numerous network access points, commercial Internet exchanges and other Internet, application and network service providers.

         Our network operations are directed from our 139 Centre Street data center in New York, New York, which is staffed 24 hours a day, seven days a week. Network administrators located in our operations center monitor our network infrastructure. Our network administrators are able to identify and correct network problems either themselves or by dispatching system engineers located at our customer support centers.

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

GOVERNMENT REGULATION

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

         The Digital Millennium Copyright Act ("DMCA") includes a limitation on liability of on-line service providers for copyright infringement for transmitting, routing or providing connections, transient storage, caching or storage at the direction of a user. This limitation on liability applies if the service provider had no actual knowledge or awareness of the copyright infringement and if certain other conditions are met. It is not yet clear how the DMCA will be applied to limit liability that we may face in the future for any possible copyright infringement or copyright-related issues relating to the activities of our customers. The DMCA also requires Internet service providers to follow certain "notice and take-down" procedures in order to be able to take advantage of the limitation on liability provided for in the DMCA.

         We have implemented the procedures required by the DMCA and require our users to agree to an "acceptable use" policy which prohibits the use of our facilities for illegal purposes. There can be no assurance, however, that our procedures and acceptable use policy will shield us from liability. Despite enactment of the DMCA, the law relating to the liability of companies that provide Internet-related services for information carried on or disseminated through their networks remains largely unsettled. Claims could be made against us under currently existing or future laws in the United States or other jurisdictions for defamation, obscenity, negligence, copyright, trademark infringement or other legal theories based on the nature and content of the materials disseminated through our networks.

EMPLOYEES AND EMPLOYEE RELATIONS

         As of September 30, 2004, we had approximately 240 full-time employees: approximately 188 in the United States and 52 outside the United States. In addition to our full-time employees, we also employ part-time personnel from time to time in various departments to meet fluctuations in work levels. None of our employees are covered by a collective bargaining agreement.

COMPETITION

         Our competitors include other Internet service providers with a significant national or global presence and a focus on business customers. Among these competitors are IBM, Digex, Savvis, Akamai, NaviSite, EDS, Speedera, Data Return, Rackspace and Equinix. Our competitors also include telecommunications companies, such as AT&T, British Telecom, Level 3, MCI and Sprint. We believe that competition is based upon a number of factors, including price, quality of service and financial stability.

         Of the competitors mentioned, some compete only in hosting and infrastructure services, and some compete only in media services. Very few provide services that compete across our entire services portfolio. We believe our competitive differentiation from those that do is our flexibility, speed and ability to customize a bundled solution across all of our service capabilities.

         Competitive pressure impacts Globix's business in two primary ways: customer churn and pricing pressure. For these purposes, churn means contractual revenue loss due to customer cancellations and downgrades, net of upgrades and additions to service.

         Churn due to customer cancellations comes from three major sources: customers no longer needing our services due to bankruptcy or exiting of a product line, customers taking our services in-house and customers replacing our services with services from a competitor. Customer churn due to downgrades is caused mainly by customers not needing all the services we offered them in the past (as a result of exiting a product line, taking services in-house or using a competitor's services), or customers renewing their contracts for identical services but at a lower price, which is mainly as a result of competitive pricing pressure. Due to difficulty in determining the root cause of contract cancellations and downgrades, it is impossible to determine precisely the percentage of churn that is due to competitive pressure is inexact. However, we believe that competitive pressure is a significant cause of contract cancellations and downgrades. Conversely, obtaining contracts formerly provided by our competitors is also a major source of new contract adds.

         Our primary strategy for dealing with contract cancellations related to competitive pressure is first to sell valued added services to clients who have contracted only commodity services. We expect these value added services to offer product differentiation and increase exit costs, thereby decreasing cancellation rates. Second, we expect to continue to offset customer cancellations with new contract adds obtained through direct marketing efforts focused at prospective clients who potentially contract services with our competitors.

         Pricing pressure from competition specifically affects our commodity products and services such as bandwidth and co-location. We believe that pricing pressure for our managed services is considerably less significant.

         Our primary strategy for dealing with price pressure is to bundle higher value-added services with our core infrastructure services to provide increased product differentiation.

TRADEMARKS AND PATENTS

         We currently have eight trademark applications and one patent application pending in the United States Patent and Trademark Office. Registration of the same trademarks has been applied for or granted in certain foreign countries. Additionally, Globix acquired the U.S. and European Union registered trademarks of Aptegrity(R) and Minding your E-Business(R) in the acquisition of Aptegrity, Inc.

OUR CHAPTER 11 BANKRUPTCY REORGANIZATION

         On April 8, 2002, the United States Bankruptcy Court for the District of Delaware confirmed our plan of reorganization, which became effective on April 25, 2002. As of the effective date of the plan, all of our existing securities were cancelled and:

         o each holder of the 12.5% senior notes became entitled to receive, in exchange for its claims in respect of the 12.5% senior notes, its pro rata share of:

                  o $120 million in aggregate principal amount of the 11% senior notes, and

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

         The plan provides that all of the shares of our common stock are subject to dilution by the exercise of management incentive stock options, representing up to 10% of the shares of our issued and outstanding common stock on a fully-diluted basis following the effective date of the plan. As of September 30, 2004, the number of outstanding options representing the right to acquire 956,565 shares of common stock had been granted to members of our management.

         A total of 16,460,000 shares of our common stock and $120 million in aggregate principal amount of the 11% senior notes were deemed to be issued and outstanding on the effective date of the plan. As of September 30, 2002, however, no shares of our common stock or 11% senior notes had been distributed. In October 2002, we distributed a total of 16,295,400 shares of common stock and $120 million in aggregate principal amount of 11% senior notes. Pursuant to the terms of a Stipulation and Order that we entered into with the lead plaintiffs in the class action lawsuit described in "Item 3 - Legal Proceedings", 229,452 of these shares of common stock and $1,968,000 in aggregate principal amount of the 11% senior notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, then we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of common stock and 11% senior notes held in escrow. Based on an August 12, 2004 court approval of a settlement agreement pursuant to which Globix would not be required to pay an amount in excess of our liability insurance, described under "Item 3 - Legal Proceedings,", Globix does not believe that the shares of common stock and 11% senior notes held in escrow are likely to be distributed to the class action litigants and their attorneys, and such shares and notes will accordingly be available for distribution to Globix security holders under the plan. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the effective date of the plan, which are allocable under the terms of the plan to the holders of our common stock outstanding immediately prior to the effective date of the plan, will occur following the resolution of the stockholder derivative suit against our company and certain of our former officers and directors described in "Item 3 - Legal Proceedings".

         Through September 30, 2004, we had acquired in the open market approximately $26.1 million in aggregate principal amount of our 11% senior notes and related accrued interest of approximately $1.9 million for an aggregate purchase price of approximately $20.2 million, and had issued approximately an additional $18.5 million in 11% senior notes in payment of accrued interest on the 11% senior notes. The indenture governing the 11% senior notes requires interest to be paid in kind through 2004, and permits interest to be paid in kind for two years thereafter at the discretion of our board of directors. In addition, on March 3, 2004, we purchased $40.3 million in principal amount of the 11% senior notes pursuant to an offer to purchase as described in "Item 2 - Properties". Our indebtedness at September 30, 2004 consisted of approximately $72.2 million in aggregate principal amount of our 11% senior notes, approximately $3.3 million in related accrued interest, approximately $370 thousand of capital lease obligations and approximately $20 million of mortgage debt on our New York City headquarters and data center.

                                  RISK FACTORS

         There are a number of important factors that could affect our business and future operating results, including, without limitation, the factors set forth below. The information contained in this annual report should be read in light of such factors. Any of the following factors could have a material adverse effect on our business and our future operating results.

WE HAVE A HISTORY OF LOSSES WHICH IF IT CONTINUES IN THE FUTURE WILL EVENTUALLY MAKE US UNABLE TO MEET OUR FINANCIAL OBLIGATIONS.

         We have experienced significant losses since we began operations. Despite improvement in our operating margins since our emergence from bankruptcy, we may continue to incur losses in the future. For the year ended September 30, 2004, we had a loss from operations of $33.9 million and a net loss of $41.4 million. $18.0 million of the loss from operations and net loss during the year ended September 30, 2004 was attributable to a writedown of our property located at 415 Greenwich Street in New York City, which we sold in January 2004. For the year ended September 30, 2003, we had a loss from operations of $18.4 million and a net loss of approximately $25.3 million. Our ability to achieve and sustain operating profits depends on our ability to reduce our indebtedness and operating expenses and increase our revenue base. If we are unable to reduce expenses sufficiently or build up our revenue base, we will not become profitable. If we are unable to become profitable, we will eventually become unable to meet our financial obligations.

OUR REVENUES COULD DECLINE SIGNIFICANTLY IF WE CONTINUE TO LOSE CUSTOMERS OR HAVE OUR EXISTING CUSTOMERS REDUCE THEIR LEVEL OF SPENDING ON OUR SERVICES.

         We have experienced and may continue to experience declines in revenue due to customers leaving us or staying with us but choosing to decrease their spending on our services. One of our biggest challenges has been to limit these revenue declines. Although we have reduced the level of revenue declines due to customer loss, we continue to experience declines in price per service. Continued declines in revenue could harm our business, financial condition and results of operations.

OUR ABILITY TO PAY THE PRINCIPAL AMOUNT OF THE 11% SENIOR NOTES WHEN DUE DEPENDS ON OUR FUTURE OPERATING PERFORMANCE, AND FAILURE TO SATISFY THESE OBLIGATIONS COULD RESULT IN THESE OBLIGATIONS BECOMING DUE AND PAYABLE, RESULTING IN BANKRUPTCY.

         Historically, we have not generated positive cash flows from operations. Our ability to pay principal and interest on the 11% senior notes and on our other indebtedness depends on our future operating performance. Our outstanding indebtedness as of September 30, 2004 was approximately $95.8 million and may increase to approximately $104 million on September 30, 2005 if our board of directors elects to pay interest in kind and not in cash on the notes. Future operating performance is subject to market conditions and business factors that are often beyond our control. Consequently, we cannot assure you that we will have sufficient cash flows to pay the principal and interest on our indebtedness. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may have to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance our indebtedness or file for bankruptcy. The terms of our indebtedness may restrict the use of these alternative measures, and we cannot assure you that these measures would satisfy our scheduled debt service obligations. If we cannot make scheduled payments on our indebtedness, we will be in default and, as a result:

         o our debt holders could declare all outstanding principal and interest to be due and payable; and

         o        we could be forced into bankruptcy.

OUR OUTSTANDING INDEBTEDNESS RESTRICTS OUR FINANCIAL AND OPERATING FLEXIBILITY. THIS COULD PLACE US AT A COMPETITIVE DISADVANTAGE THAT COULD IN TURN AFFECT OUR ABILITY TO GENERATE CASH FLOW AND FULFILL OUR OBLIGATIONS.

         As of September 30, 2004, we were highly leveraged and our outstanding indebtedness was approximately $95.8 million. Our indebtedness could:

         o limit our ability to obtain additional financing to operate or grow our business;

         o require us to use the proceeds of certain asset sales to redeem indebtedness;

         o limit our financial flexibility in planning for and reacting to industry changes;

         o place us at a competitive disadvantage as compared to less leveraged companies; and

         o in 2007, after the fourth anniversary of the issuance of the 11% senior notes, require us to dedicate a significant portion of our cash flow to payments on our debt, reducing the availability of our cash flow for other purposes.

COVENANTS IN THE INDENTURE GOVERNING THE 11% SENIOR NOTES IMPOSE LIMITATIONS ON OUR ABILITY TO BORROW AND INVEST, WHICH COULD SEVERELY IMPAIR OUR ABILITY TO EXPAND OR FINANCE OUR FUTURE OPERATIONS.

         The indenture governing the 11% senior notes contains a number of covenants that impose significant operating and financial restrictions on us and our subsidiaries. These restrictions limit our ability to incur additional indebtedness, create liens on assets, dispose of assets, enter into business combinations or engage in certain activities with our subsidiaries.

OUR LEVERAGE WILL INCREASE AS A RESULT OF THE PAYMENT OF INTEREST IN KIND WHICH COULD MAKE IT MORE DIFFICULT TO REPAY OR REFINANCE OUR INDEBTEDNESS AND PLACE US AT AN OPERATIONAL AND COMPETITIVE DISADVANTAGE.

         The indenture under which our 11% senior notes were issued requires us to pay interest in kind through 2004 and permits us to pay interest in kind at the discretion of our board of directors through 2006. The additional issuances of 11% senior notes could further restrict our financial and operating flexibility, limit our ability to obtain additional financing, place us at a competitive disadvantage when compared to our competitors with less debt, and make it more difficult to meet our financial obligations upon the maturity of the 11% senior notes. The payment of interest in kind on May 1, 2004 resulted in an additional $7.2 million in 11% senior notes.

OUR ACQUISITION STRATEGY MAY PROVE TO BE UNSUCCESSFUL WHICH COULD RESULT IN FURTHER LOSSES AND AN INABILITY TO MEET OUR FINANCIAL OBLIGATIONS.

         In order to increase our revenue base, we may make investments in or acquire businesses, products, services or technologies. Consequently, we are subject to the following risks:

         o we may not be able to make investments or acquisitions on terms which prove advantageous;

         o acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain the operations, organization and procedures of our company or the acquired business; and

         o we may not be able to retain key employees of the acquired business or to maintain good relations with its customers or suppliers.

OUR REORGANIZATION MAY HAVE ADVERSELY AFFECTED SOME OF OUR RELATIONSHIPS WITH CUSTOMERS AND SUPPLIERS, AND TOGETHER WITH OUR HIGHLY LEVERAGED FINANCIAL STRUCTURE MAY CONTINUE TO AFFECT THE WAY WE ARE VIEWED IN THE MARKET.

         The continuing impact of our April 2002 bankruptcy reorganization cannot be accurately quantified. However, our bankruptcy may have adversely affected our ability to negotiate favorable terms with vendors or retain customers. Our bankruptcy and continued leverage may cause customers to question our financial soundness and may also affect the contractual terms that are available to us.

OUR BUSINESS COULD SUFFER FROM A LOSS OF MANAGEMENT PERSONNEL, WHICH COULD RESULT IN OUR INABILITY TO OPERATE AS EFFECTIVELY AS WE ANTICIPATED AND COULD REDUCE OUR REVENUES.

         Since our emergence from bankruptcy, we have undertaken a number of changes in management as well as reductions in staffing. In the year following our bankruptcy, we replaced our Chief Executive Officer and Chief Financial Officer as well as other members of senior management. As a result, our business experienced a lack of continuity in management. Our success depends largely on the experience, skills and performance of our senior management team. The loss or unavailability to us of any member of our senior management team could result in our inability to operate the company as effectively as we anticipate and could reduce our revenues.

WE MAY NOT BE ABLE TO ATTRACT OR RETAIN THE PERSONNEL WE NEED IN EACH OF THE CRITICAL AREAS OF OUR BUSINESS, WHICH COULD ADVERSELY AFFECT THE ABILITY OF OUR BUSINESS TO PERFORM ITS FUNCTIONS.

         Our future success depends on our ability to attract and retain key personnel for management, technical, sales and marketing and customer support positions. The failure to attract or retain qualified personnel in each of these critical areas could adversely affect the ability of our business to perform its functions. Further efforts to control management costs, given our flat organizational structure, could have an additional adverse impact on employee morale.

COMPETITION FOR THE INTERNET SERVICES THAT WE PROVIDE IS INTENSE AND WE EXPECT THAT COMPETITION WILL CONTINUE TO INTENSIFY, WHICH COULD RESULT IN OUR ENCOUNTERING SIGNIFICANT PRICING PRESSURE.

         Our competitors include other Internet service providers with a significant national or global presence that focus on business customers, such as IBM, Digex, EDS, NaviSite, Savvis, Akamai, Speedera, Data Return, Rackspace and Equinix. Our competitors also include telecommunications companies, such as AT&T, British Telecom, Level 3, MCI and Sprint. Many of our existing competitors, as well as a number of potential new competitors, have:

         o        longer operating histories;

         o        greater name recognition;

         o        larger customer bases;

         o        larger networks;

         o        more and larger facilities; and

         o significantly greater financial, technical and marketing resources.

         New competitors, including large computer hardware, software, media and other technology and telecommunications companies, may enter our market and rapidly acquire significant market share. As a result of increased competition and vertical and horizontal integration in the industry, we expect to continue to encounter significant pricing pressures. These pricing pressures could result in significantly lower average selling prices for our services. For example, telecommunications companies operating outside of NEON's geographic market may be able to provide customers with reduced communications costs in connection with their Internet access services, significantly increasing pricing pressures on us. We may not be able to offset the effects of any price reductions with an increase in the number of our customers, higher revenue from value-added services, cost reductions or otherwise.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO INTEGRATE, OPERATE AND MAINTAIN AND UPGRADE OUR NETWORK AND FACILITIES, AND OUR FAILURE TO DO SO COULD CAUSE US TO LOSE CUSTOMERS OR BE UNABLE TO OFFER COMPETITIVE SERVICES.

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

OUR BUSINESS RELIES ON THIRD-PARTY DATA COMMUNICATIONS AND TELECOMMUNICATIONS PROVIDERS THAT COULD INCREASE PRICES OR INTERRUPT SERVICE, WHICH IN TURN COULD CAUSE US TO LOSE BUSINESS OR BE UNABLE TO OPERATE IN A COMPETITIVE MANNER.

         Our existing network relies on many third-party data communications and telecommunications providers, located in the United States and abroad. These carriers are subject to price constraints, including tariff controls, that in the future may be relaxed or lifted. In addition, certain of these providers, including MCI, Global Crossing and Cable and Wireless, have filed for protection under Chapter 11 under the U.S. Bankruptcy Code, which may affect the availability and quality of the services that these entities provide. Price increases or the lack of service availability and quality could adversely affect the costs of maintaining our network and our ability to maintain or grow our business.

WE MAY NOT BE ABLE TO OBTAIN COMPUTER HARDWARE AND SOFTWARE ON THE SCALE AND AT THE TIMES WE NEED AT AN AFFORDABLE COST, AND FAILURE TO DO SO OVER AN EXTENDED PERIOD OF TIME COULD CAUSE US TO LOSE CUSTOMERS OR BE UNABLE TO OFFER COMPETITIVE SERVICE.

         We rely on outside vendors to supply us with computer hardware, software and networking equipment. We primarily use products from Cisco, Compaq, Juniper Networks and Sun Microsystems, either leased or purchased from the manufacturer or a third-party vendor. Consequently, our expertise is concentrated in products from these manufacturers. We also rely on Cisco for network design and installation services. If we are unable over an extended period of time to obtain the products and services that we need on a timely basis and at affordable prices, it will harm our business, financial condition and results of operations.

BECAUSE WE ARE DEPENDENT ON COMPUTER AND COMMUNICATION SYSTEMS, A SYSTEMS FAILURE WOULD CAUSE A SIGNIFICANT DISRUPTION TO OUR BUSINESS.

         Our business depends on the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain most of our computer systems in our facilities in New York, New York; Atlanta, Georgia; Santa Clara, California; and London, England. While we have taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, our inability to acquire fuel for our backup generators, telecommunications failure, terrorist attacks and similar events. We also lease telecommunications lines from local, regional and national carriers, whose service may be interrupted. Our business, financial condition and results of operations could be harmed by any damage or failure that interrupts or delays our operations.

OUR DEPENDENCE ON A LIMITED NUMBER OF SUPPLIERS EXPOSES US TO POSSIBLE INTERRUPTIONS THAT COULD DELAY OR PREVENT US FROM PROVIDING OUR SERVICES.

         Approximately 39% of our cost of revenues for the year ended September 30, 2004 is derived from services provided by three major telecommunication carriers, MCI, Verizon and British Telecom. While we believe that most of these services can be obtained from other alternative carriers, an interruption in service from one of these carriers or other suppliers could limit our ability to serve customers, which would adversely affect our results of operations.

IF OUR SECURITY MEASURES PROVED TO BE INADEQUATE, OUR ABILITY TO ATTRACT, RETAIN AND SERVICE CUSTOMERS WOULD BE ADVERSELY AFFECTED.

         Our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses, denial of service attacks or similar problems. If someone were to circumvent our security measures, he or she could jeopardize the security of confidential information stored on our systems, misappropriate proprietary information or cause interruptions in our operations. We may be required to make significant additional investments and efforts to protect against or remedy security breaches. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. The security services that we offer in connection with our customers' networks cannot assure complete protection from computer viruses, break-ins and other disruptive problems. Although we attempt to contractually limit our liability in such instances, the occurrence of these problems may result in claims against us or liability on our part. These claims, regardless of their ultimate outcome, could result in costly litigation and could harm our business and reputation and impair our ability to attract and retain customers for our services.

BECAUSE OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH, USE AND IMPROVEMENT OF THE INTERNET, ANY DECREASE IN INTERNET USAGE COULD DECREASE THE DEMAND FOR OUR SERVICES, AND REDUCE OUR REVENUES.

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

         Critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use, especially in the market we target. Despite growing interest in the many commercial uses of the Internet, many businesses have been deterred from purchasing Internet services for a number of reasons, including:

         o inadequate protection of the confidentiality of stored data and information moving across the Internet;

         o        inconsistent quality of service;

         o        inability to integrate business applications on the Internet;

         o the need to deal with multiple vendors, whose products are frequently incompatible;

         o        lack of availability of cost-effective, high-speed services;
                  and

         o concern over the financial viability of Internet service providers.

         Capacity constraints caused by growth in Internet usage may, unless resolved, impede further growth in Internet use. If the number of users on the Internet does not increase and commerce over the Internet does not become more accepted and widespread, demand for our services may decrease and, as a result, our business would be harmed.

OUR BUSINESS REQUIRES US TO ADAPT TO TECHNOLOGICAL CHANGES, AND SIGNIFICANT TECHNOLOGICAL CHANGES COULD RENDER OUR EXISTING SERVICES OBSOLETE.

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

WE COULD BE LIABLE FOR VIOLATING THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES, WHICH COULD RESULT IN US HAVING TO PAY A LICENSE FEE OR DAMAGES TO THIRD PARTIES, WHICH WOULD REDUCE OUR REVENUES.

         Despite our efforts to protect the intellectual property that is important to the operation of our business, a third party could bring a claim of infringement against us or any of our material suppliers. If such a claim were settled or adjudicated against us or one of our material suppliers, we could be forced to pay for a license to continue using the intellectual property. There is no guarantee that we could obtain such a license, or that it would be available on reasonable terms. Alternatively, we could be forced to defend ourselves against infringement claims, which could be costly and which could result in us having to pay damages to third parties.

WE MAY BE LIABLE FOR THE MATERIAL THAT OUR CUSTOMERS DISTRIBUTE OVER THE INTERNET, WHICH COULD RESULT IN LEGAL CLAIMS AGAINST US.

         The law relating to the liability of online service providers, private network operators and Internet service providers for content and information carried on or disseminated through their networks is currently unsettled. While we have taken steps to contractually limit our liability in these areas, we could become subject to legal claims relating to the content of the web sites we host. For example, lawsuits could be brought against us claiming that material inappropriate for viewing by young children can be accessed from the web sites that we host. Claims could also involve matters such as defamation, invasion of privacy, violations of "anti-spamming" legislation, copyright and trademark infringement. Internet service providers have been sued in the past, sometimes successfully, based on the material disseminated over their networks. We may take additional measures to reduce our exposure to these risks, which could be costly or result in some customers not doing business with us. In addition, defending ourselves against claims, or paying damage awards to third parties, could strain our management and financial resources.

WE FACE RISKS ASSOCIATED WITH DIFFERING REGULATORY REGIMES AND MARKETS AS A RESULT OF OUR INTERNATIONAL OPERATIONS WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         A substantial percentage of our business is located in the United Kingdom. We face problems of managing our business under differing regulatory regimes in areas such as intellectual property, telecommunications and employee relations. As a result, we may find it more difficult and expensive to hire and train employees and to manage international operations together with our United States operations. Because we have limited experience operating in markets outside the United States and the United Kingdom, we may have difficulty adapting our services to different international market needs. We may also be unsuccessful in our efforts to market and sell these services to customers abroad. If we fail to successfully address these risks, our international operations may be adversely affected.

CURRENCY EXCHANGE RATE FLUCTUATIONS MAY HAVE A SIGNIFICANT IMPACT ON OUR REVENUES AFFECTING OUR RESULTS FROM OPERATIONS.

         We are subject to market risk associated with foreign currency exchange rates. Approximately 42% of our revenues and approximately 28% of our operating costs and expenses for the year ended September 30, 2004 were denominated in British Pounds. We believe that an immediate increase or decrease of 5% of the Dollar in comparison to the British Pound would not have a material impact on our operating results or cash flows; however, it might have a significant impact on our revenues. To date, we have not utilized financial instruments to minimize our exposure to foreign currency fluctuations. We will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future.

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

         Our results of operations fluctuate on a quarterly and annual basis. We expect to continue experiencing fluctuations in our future quarterly and annual results of operations due to a variety of factors, many of which are outside our control, including:

         o        timing of contractual cancellations and renewals;

         o        demand for and market acceptance of our services;

         o        introductions of new services by us and our competitors;

         o        customer retention;

         o        capacity utilization of our data centers and assets;

         o        timing of customer installations;

         o        our mix of services sold;

         o        the timing and magnitude of our capital expenditures;

         o        changes in our pricing policies and those of our competitors;

         o        fluctuations in bandwidth used by customers;

         o        our retention of key personnel;

         o        reliable continuity of service and network availability;

         o        costs related to the acquisition of network capacity;

         o        arrangements for interconnections with third-party networks;

         o        the provision of customer discounts and credits;

         o the introduction by third parties of new Internet and networking technologies;

         o licenses and permits required to construct facilities, deploy networking infrastructure or operate in the United States and foreign countries; and

         o        other general economic factors.

         Fluctuations in our quarterly or annual results as a result of one or more of these factors could affect the market price of our securities.

BECAUSE OUR COMMON STOCK IS THINLY TRADED, PRICES ARE MORE LIKELY TO BE VOLATILE AND IT MAY BE HARDER FOR OUR STOCKHOLDERS TO SELL ANY SIZABLE NUMBER OF SHARES.

         Our common stock is currently quoted on the OTC Bulletin Board (the "OTCBB"). Although the OTCBB is a quotation service operated by The NASDAQ Stock Market and displays real-time quotes, last sale prices, and volume information on equity securities like our common stock, the stocks quoted on the OTCBB may not be viewed within the investment community as equivalent to stocks quoted on other markets, where there is a more active public trading market. In addition, because of the relatively small number of shares that are traded, prices may be volatile and it may be difficult to find a purchaser for any sizable amount of the stock. Although we have applied to have our common stock listed on the American Stock Exchange, we cannot assure you that an active and liquid trading market will develop in our common stock, or if one does develop that it will continue. The development of an active public trading market depends upon the existence of willing buyers and sellers and is not within our control.

FUTURE SALES OF OUR COMMON STOCK, INCLUDING THOSE ISSUED IN THE MERGER, MAY DEPRESS OUR STOCK PRICE.

         If our stockholders or option holders, including NEON stockholders and option holders who are receiving Globix common stock and stock options in the merger, sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. All the shares issued in the merger will be freely tradable, subject to limitations applicable to affiliates of NEON. In addition, we are obligated to register approximately 5 million shares of our common stock received by certain stockholders in our bankruptcy, and we intend to complete the public offer and sale of such shares within a short time after the completion of the merger. We also have obligations to register the approximately 4,545,455 shares issuable to certain holders of our 11% senior notes in the debt-for-equity exchange described in "Item 1 - Business", within ninety days after the merger is completed.

WE ARE NOT CURRENTLY REQUIRED TO MEET THE CORPORATE GOVERNANCE REQUIREMENTS APPLICABLE TO LISTED COMPANIES.

         Currently Globix common stock is quoted on the OTCBB where we are not required to comply with any listing standards for our common stock. If our application for listing of our common stock on the American Stock Exchange is approved, we will have to meet a number of additional listing standards relating to the independence of our board of directors and committees of our board, some of which we currently do not meet. We cannot assure you that our application for listing on the America Stock Exchange will be approved.

IF OUR BOARD OF DIRECTORS DETERMINES TO ENGAGE IN CERTAIN CHANGE OF CONTROL TRANSACTIONS, OR IF A THIRD PARTY WERE TO ACQUIRE MORE THAN 50% OF OUR STOCK OR ACQUIRE CONTROL OF OUR BOARD OF DIRECTORS, WE OR THE THIRD PARTY COULD BE REQUIRED TO PURCHASE OUR 11% SENIOR NOTES AND OUR CONVERTIBLE PREFERRED STOCK TO BE ISSUED IN THE MERGER, AND THE FAILURE TO DO SO WOULD RESULT IN AN EVENT OF DEFAULT UNDER THE INDENTURE GOVERNING THE NOTES AND/OR A BREACH OF OUR OBLIGATIONS WITH RESPECT TO OUR CONVERTIBLE PREFERRED STOCK.

         In the event that:

         o subject to certain exceptions, any person, entity or group of persons or entities becomes the beneficial owner, directly or indirectly, of more than 50% of our outstanding voting securities;

         o at any time during any two-year period following the distribution of the 11% senior notes, the individuals who comprised a majority of our board of directors at the beginning of such two year period, plus any new directors whose election to our board was approved by a majority of those directors, cease to comprise a majority of our board of directors; or

         o subject to certain exceptions, we consolidate with or merge with or into another entity, we sell or lease all or substantially all of our assets to another entity or any entity consolidates with or merges into or with our company, in each case pursuant to a transaction in which our outstanding voting securities are changed into or exchanged for cash, securities or other property, unless no person, entity or group of persons or entities owns, immediately after the transaction, more than 50% of our outstanding voting stock, then each holder of the 11% senior notes will have the right to require us to repurchase all or a portion of its 11% senior notes for a purchase price equal to 101% of the principal amount of that holder's 11% senior notes plus accrued and unpaid interest to the date of repurchase. There can be no assurance that we will have sufficient funds available to make any required repurchases of 11% senior notes or that the terms of our other indebtedness will permit us to make any required repurchases of 11% senior notes. If we are unable to repurchase a holder's 11% senior notes in connection with one of the events described above, then this would constitute an event of default under the indenture governing the 11% senior notes.

         Given the overlapping stock ownership between Globix and NEON, Globix does not believe that the proposed merger of NEON with a wholly owned subsidiary of Globix will constitute a change in control under the indenture.

AS A RESULT OF VARIOUS FINANCIAL ACCOUNTING COMPLEXITIES, ACCOUNTING STAFF TURNOVER AND ACCOUNTING STAFF SHORTAGES, WE EXPERIENCED MATERIAL WEAKNESSES IN OUR ACCOUNTING AND INTERNAL CONTROL ENVIRONMENT IN SUMMER 2003 THAT RESULTED IN THE DELAY AND LATE FILING OF SEC REPORTS FILED DURING SUMMER 2003.

         Since our emergence from bankruptcy effective April 25, 2002, Globix has had to face many challenging and complex accounting and financial reporting issues, including fresh start accounting, restructuring and the restatement of amounts in its financial statements as of and for the quarter ended March 31, 2002. In addition, Globix experienced significant turnover in its financial reporting staff, as well as limited management resources. Globix fell behind in its SEC reporting for the year ended September 30, 2002, and experienced difficulty in catching up with its filing obligations for the year ended September 30, 2002 while fulfilling its responsibilities for the fiscal year 2003. The combined effect of these challenges placed a strain on our internal accounting resources in summer 2003 and resulted in further delays in the preparation and filing of periodic reports that were filed in summer 2003. The strain on our internal accounting resources and the delays in the preparation and filing of periodic reports created material weaknesses in our accounting and internal control environment in summer 2003.

AS A RESULT OF OUR APPLICATION OF FRESH START ACCOUNTING UNDER AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS STATEMENT OF POSITION NO. 90-7, "FINANCIAL REPORTING BY ENTITIES IN REORGANIZATION UNDER THE BANKRUPTCY CODE" (OTHERWISE KNOWN AS "SOP NO. 90-7"), AS OF MAY 1, 2002, OUR FINANCIAL STATEMENTS AS OF AND FOR PERIODS SUBSEQUENT TO MAY 1, 2002 ARE NOT COMPARABLE TO OUR FINANCIAL STATEMENTS AS OF AND FOR PERIODS PRIOR TO MAY 1, 2002, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO ASSESS OUR FINANCIAL PERFORMANCE.

         In connection with our emergence from bankruptcy on April 25, 2002, we applied the principles of SOP No. 90-7 as of May 1, 2002. Accordingly, our assets and liabilities as of May 1, 2002 were revalued to fair market value, and therefore our financial statements for periods subsequent to May 1, 2002 are not comparable to our financial statements for periods prior to May 1, 2002. This may make it more difficult for third parties to assess our financial performance.

YOU ARE UNLIKELY TO BE ABLE TO EXERCISE EFFECTIVE REMEDIES AGAINST ARTHUR ANDERSEN LLP, THE FORMER INDEPENDENT PUBLIC ACCOUNTANTS FOR GLOBIX, FOR ANY LIABILITY THAT THEY MIGHT OTHERWISE HAVE UNDER THE SECURITIES ACT OF 1933 OR OTHER SECURITIES LAWS.

         Globix's Consolidated Financial Statements for the year ended September 30, 2001 (its predecessor company financial statements prior to its emergence from bankruptcy in April 2002) were audited by Arthur Andersen LLP.

         On March 14, 2002, Arthur Andersen LLP was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corp. On June 15, 2002, a jury in Houston, Texas, found Arthur Andersen LLP guilty of these federal obstruction of justice charges. In light of the jury verdict and the underlying events, Arthur Andersen LLP subsequently substantially discontinued operations and dismissed essentially its entire workforce. You are, therefore, unlikely to be able to exercise effective remedies or collect judgments against Arthur Andersen LLP.

ITEM 2. PROPERTIES

         In July 1998, we purchased the land and the approximately 155,000 gross square foot building located at 139 Centre Street, New York, New York. Construction at this facility was completed in July 1999 and the building houses an Internet data center and offices for our executive, technical, sales and administrative personnel. In December 2002 we retained the services of a real estate broker to lease office space equivalent to approximately one third of our 139 Centre Street facility. As of September 30, 2004, we had leased office space in approximately 25% of this facility to third parties for periods ranging between two to six years. The estimated average annualized rental income is approximately $0.9 million.

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

         Prospect House contains an Internet data center and some technical staff while the balance of technical personnel, as well as sales and administrative personnel, are located in our other London facility at 1 Oliver's Yard. In July 2000, we entered into a lease for the Oliver's Yard facility, which consists of approximately 210,000 gross square feet of space. Construction and fit-out of one floor of Internet data center space has been completed and the facility became operational in June 2001. In April 2002 we renegotiated our lease for this Internet data center, resulting in our retaining a total of 60,000 gross square feet of space. We sublease access office space in our London offices to third parties for periods ranging between 3 to 10 years. The estimated average annualized income is approximately $800 thousand.

         In August 2000, in connection with our acquisition of Comstar.net, Incorporated, we acquired our existing leases for an Internet data center in Atlanta, Georgia containing approximately 5,000 gross square feet of space.

         In September 2000 we purchased the land and approximately 187,000 gross square foot building located at 415 Greenwich Street, New York, New York. During October 2003 we reached an agreement to sell the property for total cash consideration of approximately $60 million. The agreement was subject to various closing conditions which were not satisfied until January 2004. The sale of the property was completed on January 22, 2004 for approximately $48.7 million in net proceeds. On March 3, 2004, we used approximately $44 million of the net proceeds to repurchase approximately $40.3 million in principal amount of our outstanding 11% senior notes at par value plus accrued interest in the amount of approximately $3.7.

         In November 2003, our company assumed Aptegrity, Inc.'s lease of approximately 5,600 square feet in Fairfield, New Jersey for approximately $11,000 a month ending December 2006.

         We believe that the facilities that we plan to continue to occupy are adequate for our current and foreseeable needs and that additional space will be available, either through leasing or purchasing, when needed.

ITEM 3. LEGAL PROCEEDINGS

         On January 28, 2002, a derivative suit was filed in the United States District Court for the Southern District of New York against our company, as nominal defendant, and certain of our current and former directors and officers. The action is entitled Susan Boney, Individually and Derivatively on behalf of Nominal Defendant Globix Corp, Plaintiff v. the named former Board of Directors (pre-Bankruptcy), Defendants and Globix Corp, a Delaware Corporation, Nominal Defendant. Plaintiffs brought the action against the former board and certain executives seeking damages and expenses for breach of fiduciary duty for violations of federal and state securities laws alleging misrepresentations of Globix's financial performance from 2000 through 2001. We believe that the allegations in this lawsuit are without merit and we intend to vigorously defend against them. In addition, the plaintiff has not pursued her claims since the filing of the lawsuit. Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows.

         On August 12, 2004, the United States District Court for the Southern District of New York approved the settlement of a class action lawsuit entitled In re Globix Corp Securities Litigation, No. 02-CV-00082. This lawsuit named as defendants Globix and our former officers Marc Bell, Peter Herzig (who remains a director of Globix) and Brian Reach, and asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001. The lawsuit alleged that the defendants had failed to disclose the true state of the company's financial condition during this period. Under the settlement, which remains subject to appeal, the company has agreed to pay $3,500,000 (all of which would be covered by insurance) to settle all claims against it. A motion for reconsideration of the fee award has been filed by those plaintiffs' law firms whose fees were not included in the settlement. Although there can be no assurance as to the outcome of the motion, Globix does not believe that the ultimate liabilities, if any, resulting from this appeal will have a material adverse impact on our business, financial condition, results of operations or cash flows.

         On June 25, 2002, we entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit. The Stipulation and Order provides that 229,452 shares of our common stock and $1,968,000 in aggregate principal amount of the 11% senior notes will be held in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of our common stock and the 11% senior notes being held in escrow. Based on the court approval of the settlement agreement, Globix does not believe that the shares of common stock and 11% senior notes that are being held in escrow are likely to be distributed to the class action litigants and their attorneys.

         On February 6, 2003, a putative derivative suit was filed in New York State Supreme Court (County of New York) against our company, as nominal defendant, and Lehman Brothers Inc., Chase Securities, Inc., Credit Suisse First Boston Corporation, Merrill Lynch Pierce Fenner & Smith Incorporation, Salomon Smith Barney Inc. and ABN Amro Securities LLC (as successor to ING Barings,
LLC), the initial purchasers in our February 2000 offering of the 12.5% Senior Notes. The suit alleged that the underwriting discount granted to the initial purchasers of the 12.5% Notes violated Section 5-531 of the New York General Obligations Law, which limits the amount that can be charged by a loan broker. On March 6, 2003, the plaintiff and the initial purchasers entered into a tolling agreement that would result in the dismissal of the action without prejudice pending action on a motion to dismiss an amended complaint submitted in a similar case involving debt securities issued by another corporation. On March 13, 2003, the court dismissed the action without prejudice. On July 17, 2003, the plaintiff and the initial purchasers extended their tolling agreement to allow the plaintiff to re-file a complaint against our company at any time during a period of ten days following the disposition on appeal in the case involving the other corporation. On February 2, 2004, the case involving the other corporation was decided against the plaintiff, and accordingly no further action was taken against our company.

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

         We are from time to time involved in other legal proceedings in the ordinary course of our business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which we are a party, we do not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings would have a material adverse impact on our business, financial condition, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of Globix's fiscal year ended September 30, 2004 there were no matters submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Globix common stock is quoted on the OTC Bulletin Board under the symbol "GBXX.OB." Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Globix has submitted an application to have its shares of common stock listed on the American Stock Exchange.

         The following table sets forth the high and low closing sale prices for Globix common stock as reported on the OTC Bulletin Board for the periods indicated:


                              Fiscal 2003                   High           Low
                             ---------------              --------       -------

         First Quarter (commencing 10/31/02(1)..........    $2.50         $1.25

         Second Quarter  ...............................     2.95          2.00

         Third Quarter  ................................     3.10          1.70

         Fourth Quarter ................................     3.25          2.66

                              Fiscal 2004                   High           Low
                             ---------------              --------       -------

         First Quarter .................................    $5.05          $2.55

         Second Quarter  ...............................     4.65          2.70

         Third Quarter    ..............................     4.00          2.30

         Fourth Quarter ................................     3.37          2.60


(1) Globix common stock outstanding immediately prior to the effective date of the plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code, April 25, 2002, was cancelled as of the effective date of such plan. The first reported trade of our common stock following the effective date of the plan of reorganization occurred on October 31, 2002.

         On December 1, 2004, there were 337 record holders of Globix stock. In addition, the plan of reorganization provides that the 268 record holders of the common stock of Globix on the effective date of the plan will be entitled to receive, in exchange for claims in respect of such stock, their pro rata portion (which, under the terms of the Globix plan of reorganization, may be equal to zero) of 164,600 shares of the common stock following the effective date. While the distribution of these shares will not occur until the resolution of the stockholders' class action suit described in "-Item 3 - Legal Proceedings" we estimate that the total number of holders of our common stock following this distribution will be approximately 431.

         Other than payment of dividends on shares of our preferred stock that were cancelled pursuant to our plan of reorganization, we have not historically paid dividends, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, expand our business and repay the 11% senior notes. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors deems relevant. In addition, under the terms of the 11% senior notes, our ability to pay cash dividends is contractually limited. It is not anticipated that cash dividends will be paid to the holders of our common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected historical consolidated financial data as of and for the years ended September 30, 2004 and September 30, 2003 (Successor Company), five months ended September 30, 2002 (Successor Company), the seven months ended April 30, 2002 (Predecessor Company), and as of and for the fiscal years ended September 30, 2001 and 2000 (Predecessor Company) have been derived from our audited consolidated financial statements and related notes.

         This information should be read together with, and is qualified in its entirety by reference to, our consolidated financial statements included elsewhere in this annual report and the notes thereto and the information set forth in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                             (IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                  SUCCESSOR COMPANY                             PREDECESSOR COMPANY
                                        -------------------------------------------  -------------------------------------------
                                                                       FIVE MONTHS    SEVEN MONTHS
                                          YEAR ENDED     YEAR ENDED       ENDED          ENDED         YEAR ENDED    YEAR ENDED
                                        SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,    APRIL 30,     SEPTEMBER 30,  SEPTEMBER 30,
                                             2004           2003           2002           2002            2001           2000
                                        -------------  -------------  -------------  -------------  -------------  -------------
Consolidated Statement of
Operations Data:
Revenue                                 $     61,190   $     60,177   $     30,723   $     51,273   $    104,210   $     81,287
Operating costs and expenses:
Cost of revenues (excluding
    depreciation, amortization,
    certain payroll and occupancy
    shown below)                              19,747         19,990         10,458         22,123         40,609         42,513
Selling, general and administrative           43,518         44,430         29,313         57,206        124,821         98,113
  Loss (gain) on impairment of
  assets                                      17,972             --             --          2,578          3,500             --
  Restructuring and other charges
  (credits)                                       --         (1,020)            --         24,834         56,109             --
  Depreciation and amortization               13,828         15,523          6,060         28,115         36,657         18,228
                                        -------------  -------------  -------------  -------------  -------------  -------------
Total operating costs and expenses            95,065         78,923         45,831        134,856        261,696        158,854
  Other operating income                          --            345             --             --             --             --
                                        -------------  -------------  -------------  -------------  -------------  -------------
Loss from operations                         (33,875)       (18,401)       (15,108)       (83,583)      (157,486)       (77,567)
  Interest and financing expense, net        (10,925)       (13,962)        (5,866)       (32,487)       (51,846)       (33,082)
  Other income (expense)                       1,667          1,232           (157)          (509)        (1,379)         1,779
  Gain (loss) on debt discharge                1,747          6,023             --        427,066             --        (17,577)
  Reorganization items                            --             --             --         (7,762)            --             --
  Fresh start accounting adjustments              --             --             --       (148,569)            --             --
  Minority interest in subsidiary                 --             --             --          5,778             --             --
                                        -------------  -------------  -------------  -------------  -------------  -------------
Income (loss) before income taxes
  and cumulative effect of a change
  in accounting principle                    (41,386)       (25,108)       (21,131)       159,934       (210,711)      (126,447)
Income tax expense                                --            167             --             --             --             --
                                        -------------  -------------  -------------  -------------  -------------  -------------
Income (loss) before cumulative
  effect of a change in accounting
  principle                                  (41,386)       (25,275)       (21,131)       159,934       (210,711)      (126,447)
Cumulative effect of a change in
  accounting principle                            --             --             --             --         (2,332)            --
                                        -------------  -------------  -------------  -------------  -------------  -------------
Net income (loss)                            (41,386)       (25,275)       (21,131)       159,934       (213,043)      (126,447)
  Dividends and accretion on
    preferred stock                               --             --             --         (3,178)        (7,104)        (5,768)
                                        -------------  -------------  -------------  -------------  -------------  -------------
Net income (loss) attributable to
  common stockholders                   $    (41,386)  $    (25,275)  $    (21,131)  $    156,756   $   (220,147)  $   (132,215)
                                        =============  =============  =============  =============  =============  =============
Earnings (loss) per common share:
  Basic:
    Before cumulative effect of a
      change in accounting principle    $      (2.51)  $      (1.54)  $      (1.28)  $       3.96   $      (5.66)  $      (3.73)
    Cumulative effect of a change in
      accounting principle                        --             --             --             --          (0.06)            --
                                        -------------  -------------  -------------  -------------  -------------  -------------
Basic earnings (loss) per share
  attributable to common stockholders   $      (2.51)  $      (1.54)  $      (1.28)  $       3.96   $      (5.72)  $      (3.73)
                                        =============  =============  =============  =============  =============  =============
Weighted average common shares
  outstanding - basic                     16,460,000     16,460,000     16,460,000     39,618,856     38,476,909     35,484,040
                                        =============  =============  =============  =============  =============  =============
  Diluted:
    Before cumulative effect of a
      change in accounting principle    $      (2.51)  $      (1.54)  $      (1.28)  $       3.30   $      (5.66)  $      (3.73)
    Cumulative effect of a change in
      accounting principle                        --             --             --             --          (0.06)            --
                                        -------------  -------------  -------------  -------------  -------------  -------------
Diluted earnings (loss) per share
  attributable to common stockholders   $      (2.51)  $      (1.54)  $      (1.28)  $       3.30   $      (5.72)  $      (3.73)
                                        =============  =============  =============  =============  =============  =============
Weighted average common shares
  outstanding - diluted                   16,460,000     16,460,000     16,460,000     48,507,456     38,476,909     35,484,040
                                        =============  =============  =============  =============  =============  =============


                             (IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                                           (CONTINUED)

                                                  SUCCESSOR COMPANY                             PREDECESSOR COMPANY
                                        -------------------------------------------  -------------------------------------------
                                                                       FIVE MONTHS    SEVEN MONTHS
                                          YEAR ENDED     YEAR ENDED       ENDED          ENDED         YEAR ENDED    YEAR ENDED
                                        SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,    APRIL 30,     SEPTEMBER 30,  SEPTEMBER 30,
                                             2004           2003           2002           2002            2001           2000
                                        -------------  -------------  -------------  -------------  -------------  -------------

Other Consolidated Financial Data:
Net cash provided by (used in)
  operating activities                  $     (1,568)  $    (12,188)  $      3,679   $    (59,684)  $   (140,543)  $    (94,318)
Net cash provided by (used in)
  investing activities                  $     42,177   $       (858)  $     (6,461)  $      5,842   $   (113,271)  $   (149,939)
Net cash provided by (used in)
  financing activities                  $    (53,423)  $    (10,539)  $     (2,279)  $     (4,946)  $        387   $    509,395
Consolidated Balance Sheet Data:
Cash, cash equivalent, short-term
  investments and marketable
  securities                            $     20,158   $     33,260   $     54,281                  $    113,112   $    378,510
Restricted cash and investments         $      4,737   $      6,928   $      9,097                  $     33,870   $     43,178
Working capital                         $     15,466   $     28,449   $     42,421                  $     78,340   $    366,139
Total assets                            $    138,542   $    222,282   $    262,720                  $    552,988   $    729,591
Current portion of long-term debt       $        555   $      1,510   $      1,520                  $      6,687   $      2,173
Long-term debt, less current portion    $     95,278   $    140,389   $    151,274                  $    630,750   $    621,809
Mandatory redeemable convertible
  preferred stock                       $         --   $         --   $         --                  $     83,230   $     76,042
Stockholders' equity (deficit)          $     16,875   $     53,351   $     72,547                  $   (237,325)  $    (18,030)


ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes and "Item 6 - Selected Consolidated Financial Data" appearing elsewhere in this annual report. The following discussion contains forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our company and our industry. Our results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties discussed in "Item 1 - Risk Factors" and elsewhere in this annual report. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

         As is more fully discussed in Note 1 ("Basis of Presentation") to the consolidated financial statements, we reported under fresh start accounting pursuant to SOP No. 90-7 as of May 1, 2002 resulting in a change in the basis of accounting in the underlying assets and liabilities of our company at the effective date of our plan of reorganization. Accordingly, the financial statements of the Successor Company and the Predecessor Company are not comparable. Where appropriate, we have combined the actual results of operations for the Successor Company for the five months ended September 30, 2002 and the Predecessor Company for the seven months ended April 30, 2002 as pro forma combined 2002 operating results in order to present a more meaningful comparative analysis to the operating results of the prior fiscal year. Successor Company and Predecessor Company financial data are derived from the consolidated financial statements that appear elsewhere in this annual report. In addition to the basis in accounting differences noted above, our operating results for fiscal 2002 were significantly impacted by:

         o items associated with the Predecessor Company's bankruptcy, including debt discharge, restructuring activities and other charges related to certain bankruptcy activities and certain changes in accounting estimates recorded in the third quarter fiscal 2002; and

         o the Successor Company recognizing the effects of reduced depreciation, additional amortization and reduced interest expense arising from the revaluation of our assets and liabilities and the reduced amount of the Successor Company's outstanding debt following the effective date of the plan.

OVERVIEW

         Globix is a provider of Internet services for small to large size businesses in a broad range of industries. Our company was founded in 1989 and in 1998 undertook a major expansion plan in order to pursue opportunities resulting from the growth of the Internet. On March 1, 2002, Globix filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a prepackaged plan of reorganization, with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing. On April 8, 2002, the bankruptcy court confirmed the plan of reorganization. Effective April 25, 2002, all conditions necessary for the plan of reorganization to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection. For additional information about our reorganization, see "Our Chapter 11 Bankruptcy Reorganization" under "Item 1 - Business".

         Since Globix emerged from bankruptcy reorganization in April 2002, its management has actively reviewed various strategies for increasing stockholder value. A key objective has been to redress the imbalance between revenues and costs that has historically been a feature of Globix' business, by increasing the revenue base and by cutting costs. A second objective has been to reduce leverage by buying back or paying off higher cost indebtedness.

         Globix has attempted to address customer churn, industry-wide price competition and price decreases in its traditional offerings of hosting and network services by broadening the range of services it offers through the addition of value added services as part of its managed services business. By focusing on providing value added services Globix believes it will be able to increase its monthly recurring revenue per customer or average revenue per unit
(ARPU). We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period. During the fiscal year ended September 30, 2004 there was a 6% decrease in our total number of customers, while our ARPU increased to approximately $3.4 thousand as of September 30, 2004 compared to approximately $2.7 thousand as of September 30, 2003. In addition, during the fiscal year ended September 2004 we saw an improvement in our monthly average churn rate in comparison to 2003. In 2004 our monthly positive change in contract rate (negative churn) averaged 0.3% during the fiscal year ended September 30, 2004 compared to a monthly average churn rate of 1.7% in the fiscal year ended September 30, 2003. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services.

         In addition, Globix has cut the costs of its operations by combining offices, eliminating redundancy within its operations and selling or leasing excess office space. This process of cost cutting was largely completed with the sale of the property at 415 Greenwich Street in New York, New York.

         Growth through acquisition offers the possibility of revenue growth and the expansion of service offerings, to enable Globix to offer a broader range of services to compete more effectively, while providing a larger revenue base to support Globix's existing indebtedness. The ability to achieve operating efficiencies by combining administrative or other functions has also been a consideration in reviewing possible acquisitions. In addition, market conditions have made it possible to acquire related businesses at what are perceived to be relatively low prices. In pursuing its acquisition strategy, Globix has reviewed potential transactions involving smaller companies, like Aptegrity, Inc., whose acquisition gradually expands the range of services that Globix provides, as well as larger companies, such as NEON, that could significantly increase the size of Globix' business and enhance its ability to compete against much larger competitors.

         In order to increase its operating flexibility and address concerns about its long term financial viability, Globix has also attempted to decrease its indebtedness through the repurchase of its 11% senior notes and the repurchase or early payment of other financial obligations.

         Although Globix operates in one operating segment, there are four major service lines as follows:

         INTERNET HOSTING AND CO-LOCATION

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

         OTHER

         Our other services, which we categorize as "other," are comprised of hardware and software sales and other non-recurring revenue. For the fiscal year ended September 30, 2003, "other" also includes revenue from DSL customer accounts, which were sold during the second quarter of fiscal year 2003.

         For a more detailed description of these service lines see the "Item 1
- Business".

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

         We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB"), No. 104 "Revenue Recognition" which revises and rescinds certain sections of SAB No. 101, "Revenue Recognition". The changes noted in SAB 104 did not have a material effect on Globix's consolidated financial statements. Globix recognizes revenue when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectability is probable. SAB No. 104 expresses the view of the Securities and Exchange Commission's staff in applying accounting principles generally accepted in the United States of America to certain revenue recognition issues. Under the provisions of SAB No. 104, set up and installation revenue are deferred and recognized over the estimated length of the customer relationship, which in the case of our business is approximately 36 months. Prior to April 30, 2002, the estimated length of the customer relationship was 12-18 months. Monthly service revenue under recurring agreements related to Internet hosting, co-location, network services, Internet access and managed services is recognized over the period that service is provided. Revenue derived from project or event type managed service engagements is recognized over the life of the engagement. Payments received in advance of providing services are deferred until the period that these services are provided.

         COST OF REVENUE

         Cost of revenue consists primarily of telecommunications costs for Internet access and managed hosting and includes the cost of hardware and software purchased for resale to customers and payroll cost which relates to certain managed services. Cost of revenue excludes certain payroll, occupancy, depreciation and amortization. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to Globix's network, leased line and associated costs related to connecting with Globix's peering partners and costs associated with leased lines connecting Globix's facilities to its backbone and aggregation points of presence.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT RESERVE

         At each reporting period we evaluate on a specific basis the economic condition of our customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the questionable amount. We also maintain a general bad debt reserve, which is based on the aging of our customers receivables. In addition during each reporting period we must make estimates of potential future credits, which will be issued in respect of current revenues. We analyze historical credits and changes in customer demands regarding our current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, we reserve the estimated credit amount against revenues in the current period. As of September 30, 2004 and September 30, 2003 the balance of bad debt reserve amounted to approximately $2.2 million and $2.6 million, respectively.

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

FISCAL YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

         REVENUE. Revenue for the year ended September 30, 2004 increased 1.7% or approximately $1.0 million to $61.2 million from $60.1 million for the year ended September 30, 2003. On a fourth quarter comparison, revenue increased $2.2 million or 16% to $16 million for the quarter ended September 30, 2004 compared to $13.8 million for the quarter ended September 30, 2003. In addition, on a quarter over quarter basis, revenue increased by $0.3 million or 2% for the quarter ended September 30, 2004 compared to the quarter ended June 30, 2004, continuing the trend of increased revenue on a quarter over quarter basis for the fourth straight quarter.

         During the year ended September 30, 2004 our monthly positive change in contract rate (negative churn) averaged 0.3% compared to a monthly average churn rate of 1.7% for the fiscal year ended September 30, 2003. During the year ended September 30, 2004, new contracts averaged 2.0% per month and contract upgrades averaged 1.6% per month, offset by a 1.7% monthly average in contract downgrades and a 1.6% average in contract cancellations per month. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price.

         During the fiscal year ended September 30, 2004, our monthly recurring revenue per customer (ARPU) averaged approximately $3.3 thousand compared to an average ARPU of approximately $2.7 thousand in the fiscal year ended September 30, 2003, despite a decrease of approximately 88 customers or 6% from 1,457 customers in September 30, 2003 to 1,369 at September 20, 2004. This is due mainly to our focus on higher-revenue managed services customers as a result of the acquisition of Aptegrity. We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period.

         Revenue breakdown for our four major service lines of Internet Hosting and Co-Location, Managed Services, Network Services and Internet Access, and Hardware and Software Sales, DSL and Other is as follows. Revenue from Internet Hosting and Co-Location decreased by $2.3 million or 9% to $23.8 million in fiscal year 2004 compared to $26.0 million in fiscal year 2003. Revenue from Network Services and Internet Access revenue decreased by $1.6 million or 8% to $17.5 million in fiscal year 2004 compared to $19.0 million in fiscal year 2003. The decreases in these two major services lines are mainly due to lower revenue under recurring contracts or churn. Revenue from Hardware and Software Sales, DSL and Other decreased by $0.8 million or 46% to $1.0 million in fiscal year 2004 compared to $1.8 million in fiscal year 2003. This decrease was primarily due to $0.7 million reduction in DSL revenue as a result of the sale of our DSL customer accounts during fiscal year 2003 and a decrease of $0.5 million in lower margin Hardware and Software sales. Revenue from Managed Services increased by $5.7 million or 42% to $19.0 million in the year ended September 30, 2004 compared to $13.3 million in the year ended September 30, 2003. This increase is the direct result of the acquisition of Aptegrity and our continued focus on adding value-added services through our Managed Services line of business. The above analysis includes the positive effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $2.8 million on our revenue year over year.

         COST OF REVENUE. Cost of revenue for the year ended September 30, 2004, decreased $243 thousand to $19.7 million from $20.0 million for the same period in 2003. This was mainly due to $2.9 million decrease in our network cost resulting from our continued focus on deriving efficiencies and cost savings from our network. Additional decrease of approximately $134 thousand resulted from lower hardware costs as a result of our shift away from lower margin hardware sales. These decreases were offset in part by additional labor costs of $2.8 million associated with the business acquired from Aptegrity and our continued focus on Managed Services. The aforementioned analysis includes the adverse effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $392 thousand on cost of revenue year over year. As a result of the variances described above gross margins increased to 67.7% for the year ended September 30, 2004 compared to 66.8% for the same period ended September 30, 2003.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by approximately $900 thousand to $43.5 million as compared to $44.4 million for the year ended September 30, 2003. The decrease in selling, general and administrative expenses was mainly due to a one time non-cash charge of $1.1 million in the second quarter of fiscal 2003 related to warrants granted to one of Globix's consultants. Bad debt expenses decreased $1.2 million to approximately $0.7 million for year ended September 30, 2004, compared to $1.9 million in the same period last year, as a result of improvement in collections and a reduction in the number of high-risk customer account receivable balances. Other cost savings amounting to approximately $1.0 million resulted from our efforts to reduce our operating cost. These were offset mainly by a $1.7 million credit recorded during the year ended September 30, 2003 as a result of the settlement of the Rabbi Trust litigation. In addition, our marketing expenses were up by approximately $0.7 million to $1.2 million in the year ended September 30, 2004 as a result of our increased efforts to enhance long-term growth and improve our public relations. The aforementioned analysis includes the adverse effect of foreign exchange rate in the amount of approximately $1.5 million on selling, general and administrative period over period.

         LOSS ON IMPAIRMENT OF ASSETS. Impairment charges for the year ended September 30, 2004 amounted to approximately $18 million as a result of the write-down of the cost basis of Globix's property located at 415 Greenwich Street in New York, NY to its market value less cost to sell of approximately $11.5 million. The sale of the 415 Greenwich Street property was consummated on January 22, 2004 for total cash consideration of $60 million.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $1.7 million to $13.8 million for the year ended September 30, 2004, as compared to $15.5 million in the year ended September 30, 2003. The decrease resulted from $1.7 million of depreciation expenses recorded in the year ended September 30, 2003 related to the 415 Greenwich Street property which was not depreciated during the same period in 2004 and from lower capital spending, offset by amortization of intangible assets resulting from the acquisition of Aptegrity in the amount of $292 thousand.

         INTEREST AND FINANCING EXPENSES. Interest and financing expense for the year ended September 30, 2004 was $11.5 million, compared to $15.1 million for the same period in 2003. The decrease was attributable to the lower average balance of the 11% senior notes outstanding in fiscal 2004 compared to fiscal 2003, which resulted from the repurchases we made throughout fiscal 2004 of approximately $47.3 million of our 11% senior notes offset by an increase in the balance of the 11% senior notes of approximately $7.2 million from the required payment in kind of the related accrued interest in May, 2004.

         INTEREST INCOME. Interest income for the year ended September 30, 2004 was $540 thousand, compared to $1.2 million, for the same period in 2003. The decrease was primarily due to a decrease in our cash and investments.

         OTHER INCOME, NET. Other income for the year ended September 30, 2004 was $1.7 million, compared to $1.2 million, for the same period in 2003. The increase was due primarily to the receipt of $450 thousand for an insurance claim filed in connection with the September 11, 2001 terrorist attack, and $850 thousand from leasing office space in our 139 Centre Street facility, offset by other non-operational expenses.

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported net loss of $41.4 million, or $2.51 basic and diluted loss per share for the year ended September 30, 2004, as compared to a net loss of $25.3 million, or $1.54 basic and diluted loss per share for the year ended September 30, 2003.



FISCAL YEAR ENDED SEPTEMBER 30, 2003 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2002

         REVENUE. Revenue for the fiscal year ended September 30, 2003 decreased 26.6% to $60.1 million from $82.0 million for the fiscal year ended September 30, 2002. This decrease in revenues was mainly attributable to customer churn which accounted for $19.8 million, or approximately 90.4% of our revenue decrease. During fiscal 2003 our monthly churn averaged approximately 1.7%. Of this average monthly churn, 1.8% was related to downgrades, 3.2% was related to cancellations, partially offset by decreases in churn of 1.7% and 1.6% related to new and upgraded contracts, respectively. Revenues also declined due to a decrease in lower margin hardware and software sales. Hardware and software sales decreased $2.1 million, or 77.3%, as a result of our shift away from lower margin hardware and software sales. This decrease accounted for 9.6% of our total revenue decline.

         COST OF REVENUE AND GROSS MARGIN. Cost of revenue for the fiscal year ended September 30, 2003 decreased to $20.0 million from $32.6 million for the fiscal year ended September 30, 2002. A decrease of $10.8 million or 85.7% of our cost of revenue decrease, realized within non-hardware related costs reflects our continued focus on network reconfiguration. A decrease of $1.8 million, or 14.3% of our cost of revenue decrease, in hardware costs reflects our shift away from lower margin hardware sales. Gross margin increased to 66.8% for the fiscal year ended September 30, 2003 from 60.0% for the fiscal year ended September 30, 2002. The increase in gross margin is primarily attributable to the movement away from lower margin products and the reduction of network cost as a result of our focus on network reconfiguration. During fiscal year 2003, Globix sold its DSL services in the second quarter and shifted away from hardware sales, both low margin products. In addition, Globix reduced certain network costs through contract renegotiations with certain major vendors.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $44.4 million, or 73.8% of revenue, for the year ended September 30, 2003, compared to $29.3 million, or 95.0% of revenue, for the five months ended September 30, 2002. For the seven-month period ended April 30, 2002, selling, general and administrative expenses were $57.2 million, or 111.6% of revenue. For the fiscal year ended September 30, 2002 selling, general and administrative expenses totaled $86.5 million, or 106% of revenue.

         The decrease in selling, general and administrative expenses as a percentage of revenue for the fiscal year ended September 30, 2003 from both the five-month period ended September 30, 2002 and the seven month period ended April 30, 2002, was in part due to a decrease in salaries and benefits in connection with our restructuring efforts, which focused on significant reductions in facilities and personnel. During the year ended September 30, 2003, salaries and benefits were $21.3 million, or 35.5% of revenue, as compared to $12.4 million, or 40.0% of revenue, in the five month period ended September 30, 2002. For the seven month period ended April 30, 2002, salaries and benefits were $33.7 million, or 66.0% of revenue. For the fiscal year ended September 30, 2002, salaries and benefits totaled $46.1 million, or 56.0% of revenue. The number of our employees decreased from approximately 262 as of September 30, 2002 to approximately 209 as of September 30, 2003.

         For the year ended September 30, 2003, bad debt expense was $1.9 million, representing 3.1% of revenue, compared to $1.9 million, or 6.0% of revenue, for the five-month period ended September 30, 2002. For the seven-month period ended September 30, 2002, bad debt expense was $4.3 million, or 8.0% of revenue. For the fiscal year ended September 30, 2002, bad debt expense was $6.2 million, or 8.0% of revenue. The decrease in bad debt expense for the fiscal year ended September 30, 2003 was partially attributable to improvements in collections as well as a proactive reduction in the number of high risk customer account receivable balances.

         RESTRUCTURING AND OTHER EXPENSES. We recorded a reversal in the fiscal year 2003 of approximately $1.0 million to our previously recorded restructuring charges. Reversals related to contract settlement charges in the amount of $0.8 million and facility closings charges of $0.2 million were primarily for settling certain facility contracts and purchase commitments for amounts lower than originally planned.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization in the year ended September 30, 2003 was $15.5 million or 25.8% of revenue, as compared to $6.1 million, or 20% of revenue, in the five-month period ended September 30, 2002. Depreciation and amortization in the seven month period ended April 30, 2002 was $28.1 million or 55.0% of revenue. For the fiscal year ended September 30, 2002, depreciation and amortization was $34.2 million, or 41.7% of revenue. The decrease in depreciation and amortization expenses for the fiscal year 2003 compared to the fiscal year 2002 was attributable to a decrease in our capital spending in connection with our restructuring plan as well as the impact of fresh start accounting, in particular the revaluation of our tangible and intangible assets as of April 30, 2002.

         OTHER OPERATING INCOME. Other operating income resulted from the sale of DSL customer accounts in the amount of $345 thousand during the fiscal year ended September 30, 2003.

         INTEREST AND FINANCING EXPENSE AND INTEREST INCOME. Interest and financing expense for the year ended September 30, 2003 was $15.1 million, or 25.2% of revenue, compared to $6.7 million, or 22.0% of revenue, in the five months ended September 30, 2002. Interest and financing expense in the seven-month period ended April 30, 2002 was $34.5 million, or 67.0% of revenue. For the fiscal year ended September 30, 2002, interest and financing expense totaled $41.2 million, or 50.0% of revenue. The decrease in interest and financing expense was primarily attributable to the reduction in our outstanding indebtedness pursuant to the plan of reorganization and to the repurchase of approximately $19 million in principal value of the 11% senior notes during the fiscal year 2003.

         Interest income in the year ended September 30, 2003 was $1.2 million, or 2.0% of revenue, compared to $0.8 million, or 3.0% of revenue, in the five-month period ended September 30, 2002. Interest income in the seven-month period ended April 30, 2002 was $2.0 million, or 4.0% of revenue. For the fiscal year ended September 30, 2002, interest income was $2.8 million, or 3.0% of revenue. This decreasing trend was primarily attributable to the reduced amount of our cash investments and the impact of declining interest rates as compared to the prior fiscal year.

         OTHER INCOME (EXPENSE). Other income in the year ended September 30, 2003 was $1.2 million compared to an expense of $0.6 million in the fiscal year ended September 30, 2002. This increase is due primarily to write-offs of strategic investments in the amount of $490 thousand in the prior period and insurance receipts in the amount of $88 thousand associated with the September 11, 2001 terrorist attack received in the current year.

         GAIN ON DISCHARGE OF DEBT. Gain on discharge of debt was $6.0 million for the fiscal year ended September 30, 2003. The gain is a direct result of the repurchase of approximately $19 million in principal value of the 11% senior notes. We did not recognize any gain on discharge of debt during the five-month period ended September 30, 2002. The gain on the discharge of approximately $427.1 million recorded in the seven-month period ended April 30, 2002 resulted from the exchange of the 12.5% senior notes for the 11% senior notes under the plan of reorganization.

         INCOME TAX EXPENSE. Income tax expense for the fiscal year ended September 30, 2003, in the amount of $167 thousand, represents our estimated income taxes due in the United Kingdom. We did not record any income tax expenses during the fiscal year ended September 30, 2002.

         NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported net loss of $25.3 million and net loss attributable to common stockholders of $25.3 million, or $1.54 basic and diluted loss per share for the fiscal year ended September 30, 2003, as compared to a net income of $138.8 million and net income attributable to common stockholders of $135.6 million, or $2.67 basic earnings per share and $2.01 diluted earnings per share, respectively, for the fiscal year ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Historically our cost structure exceeded our revenue base mainly due to high labor costs resulting from higher than necessary head count, significant level of overhead due to numerous locations and overlapping within our network. This has led us historically to experience negative cash flows from operations and incur net losses. Our management believes that steps taken as part of our restructuring efforts to reduce facilities and personnel, combined with our ongoing efforts to derive efficiencies from our network have reduced our cash outflows to a level that meets our current revenue rate. Our ability to generate positive cash flows from operations and achieve profitability is dependent upon our ability to grow our revenue while maintaining our current cost structure and network efficiencies. Management believes that by maintaining a monthly positive change in contract rate (negative churn), by continuing to focus on providing managed services solutions and by keeping close control over costs and expenditures it will be able to meet its revenue and profitability targets. Additionally, since emerging from bankruptcy our management has taken several significant steps to reduce our level of outstanding indebtedness and is committed to further reduce our financial obligations by settling them in cash, converting into equity instruments, refinancing or any other manner, which may be beneficial to us. The indenture governing our 11% senior notes permits interest to be paid in kind in 2005 and 2006 at the discretion of our board of directors. Although there can be no assurance, Globix management believes that its board will elect payment of interest in kind in 2005.

         As of September 30, 2004 our cash and cash equivalent, short-term and long-term investments amounted to approximately $21.7 million. In addition during fiscal year 2004 we used approximately $1.6 million in operating activities, which we believe represents our recurring cash-flow activities following the complete consummation of our plan of reorganization and under our current cost structure. We further believe that this cash and investment balance is sufficient to meet our 2005 anticipated day to day operating expenses, commitments, working capital, capital expenditures and interest payment of approximately $8.0 million under our 11% senior notes if our board does not elect payment of interest in kind.

         However, in the longer term there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing churn levels or reducing our outstanding indebtedness. In addition, in the future, we may make acquisitions or repurchase indebtedness of our company, which, in turn, may adversely affect our liquidity. In such cases management will have to take drastic steps to reduce its operating expenses to meet its then revenue base and liquidity needs. Such steps may include further reduction of our headcount, consolidation or elimination of facilities, termination of low margin customers and negotiating with our creditors to restructure our indebtedness, mainly but not limited to our 11% senior notes.

         On March 1, 2002, our company and two of our wholly owned domestic subsidiaries, Comstar.net, Inc. and ATC Merger Corp., filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code, together with the plan of reorganization, with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing.

         On April 8, 2002, the bankruptcy court confirmed the plan. Effective April 25, 2002, all conditions necessary for the plan to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection.

         As of the effective date of the plan, all of our existing securities were cancelled and:

         o each holder of our 12.5% senior notes due 2010 became entitled to receive, in exchange for its claims in respect of the 12.5% senior notes, its pro rata share of:

                  o $120 million in aggregate principal amount of our 11% senior notes, and

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

         A total of 16,460,000 shares of our common stock and $120 million in aggregate principal amount of the 11% senior notes were deemed to be issued and outstanding on the effective date of the plan pursuant to the terms of the plan. As of September 30, 2002, however, no shares of our common stock or 11% senior notes had been distributed. In October 2002, we distributed a total of 16,295,400 shares of common stock and $120 million in aggregate principal amount of 11% senior notes. Pursuant to the terms of a Stipulation and Order that we entered into with the lead plaintiffs in the class action lawsuit described in "Item 3 - Legal Proceedings," 229,452 of these shares of common stock and $1,968,000 in aggregate principal amount of these 11% senior notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, then we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of common stock and 11% senior notes held in escrow. Based on an August 12, 2004 court approval of a settlement agreement pursuant to which Globix would not be required to pay an amount in excess of our liability insurance described under "Item 3 -Legal Proceedings," Globix believes that the shares of common stock and 11% senior notes held in escrow are not likely to be distributed to the class action litigants and their attorneys, and such shares and notes will accordingly be available for distribution to Globix security holders under the plan. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the effective date of the plan, which are allocable under the terms of the plan to the holders of our common stock outstanding immediately prior to the effective date of the plan, will occur following the resolution of the stockholder derivative suit against our company and certain of our former officers and directors described in "Item 3 - Legal Proceedings".

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

FISCAL YEAR ENDED SEPTEMBER 30, 2004

         As of September 30, 2004, we had cash and cash equivalents, short-term and long-term investments totaling to approximately $21.7 million compared to approximately $32.4 million on September 30, 2003. This decrease of $10.7 million included a $12.4 million decrease in cash and cash equivalents to $12.1 million at September 30, 2004 from $24.5 million at September 30, 2003. This was mainly attributable to operating activities, investing activities and financing activities as described below. During the year ended September 30, 2004, we completed the sale of the 415 Greenwich Street property for approximately $48.7 million in net proceeds, of which approximately $44 million was used to purchase a portion of our 11% senior notes at par plus accrued interest as required pursuant to the indenture and the remainder was used for working capital.

         OPERATING ACTIVITIES. Net cash used in operating activities during the year ended September 30, 2004 was approximately $1.6 million in comparison to $12.2 million, which was used in operating activities during the year ended September 30, 2003. The improvement in our cash burn is due to the pay-down of the remaining pre-bankruptcy obligations to our vendors and others during fiscal 2003, our continuing improvement in collections, the reduction in the number of high-risk customer account receivable balances and our ongoing focus on cost control by adjusting our expenditure rate to our revenues. We believe that the change in our accounts receivable, accounts payable and accrued liabilities during fiscal 2004 represents our recurring cash-flow activities following the complete consummation of our plan of reorganization.

         Our $1.6 million use of cash in operating activities was attributed mainly to our net loss of $41.4 million, which included non-cash depreciation and amortization expenses of $13.8 million and a non-cash impairment charge of $18.0 million resulting from a write-down of the 415 Greenwich Street property to its fair market value less cost for sale, offset by a non-cash gain on debt discharge of $1.7 million resulting from the repurchase of a portion of our 11% senior notes. Changes in assets and liabilities resulted in an increase to operating cash flow of approximately $9.5 million, which was mainly attributed to a $9.4 million increase in accrued interest on the 11% senior notes, which we expect will be paid in kind during May 2005.

         INVESTING ACTIVITIES. Net cash provided by investing activities during the year ended September 30, 2004 was $42.2 million. Approximately $48.7 million resulted from the sale of the 415 Greenwich Street property and approximately $1.0 million, net resulted from the sale of our investment in Globecomm Systems, Inc. and other investments. This was offset by the use of $2.3 million for the acquisition of Aptegrity, $4.7 million for capital expenditures and $1.5 million of deferred acquisition cost that we incurred as part of the proposed merger with NEON.

         FINANCING ACTIVITIES. Net cash used in financing activities during the year ended September 30, 2004 was $53.4 million. Approximately $49.6 million of the cash used in financing activities was attributed to the repurchase of a portion of our 11% senior notes and related accrued interest in the open market and as part of an offer to the holders of the 11% senior notes in connection with the sale of the 415 Greenwich Street property. $2.7 million was used to prepay a long-term note payable and the remaining $1.1 million was used for payment and settlement of certain contractual obligations.



FISCAL YEAR ENDED SEPTEMBER 30, 2003

         As of September 30, 2003, we had cash and cash equivalents of approximately $24.5 million compared to approximately $47.6 million on September 30, 2002.

         OPERATING ACTIVITIES. For the fiscal year ended September 30, 2003 net cash used in operating activities was approximately $12.2 million attributable mainly to a net loss of $25.3 million and non-cash gains of approximately $6.0 million and $1.0 million for discharges resulting from our repurchase of the 11% senior notes and reversal of restructuring accruals recorded in prior years, respectively, offset by depreciation and amortization expenses of approximately $15.5 million, an increase in our provision of doubtful accounts of approximately $1.9 million and a non-cash charge of approximately $1.0 million recorded in respect of warrants issued to a consultant. Changes in assets and liabilities resulted in an increase to operating cash-flow of approximately $2.0 million.

         INVESTING ACTIVITIES. Cash used for investing activities for the year ended September 30, 2003 amounted to approximately $0.9 million, which attributed mainly to capital expenditures in the amount of approximately $1.2 million.

         In September 2000 we purchased the land and approximately 187,000 gross square foot building located at 415 Greenwich Street, New York, New York. During October 2003 we reached an agreement to sell the property for total cash consideration of approximately $60 million. The agreement was subject to various closing conditions which were not satisfied until January 2004. The sale of the property was completed on January 22, 2004 and resulted in approximately $48.7 million in net proceeds. On March 3, 2004, we used approximately $44 million of the net proceeds to repurchase approximately $40.3 million in principal amount of our outstanding 11% senior notes at par value plus accrued interest in the amount of approximately $3.7. We intend to use the remaining balance of the net proceeds from the sale for working capital purposes. Consummation of the sale also eliminated certain obligations that we incurred in connection with the purchase and rehabilitation of the property.

         On October 31, 2003, Globix paid approximately $2.0 million (subject to final settlement) for the acquisition of the business, substantially all of the assets and the assumption of certain liabilities of Aptegrity, Inc., a provider of web application and operations management services.

         FINANCING ACTIVITIES. Cash used in financing activities for the year ended September 30, 2003 amounted to approximately $10.5 million. Approximately $14.6 million were used to repurchase a portion of our 11% senior notes, approximately $0.9 million were used to buy-out certain of our capital leased equipments and approximately $1.1 million were used to amortize scheduled payments under our mortgage and capital lease agreements, offset by a contribution of approximately $6 million from the minority interest investor mentioned above.

         On October 3, 2003, we repurchased in the open market for approximately $5.6 million additional portion of our outstanding 11% senior notes.



SEGMENT INFORMATION

         Our activities fall within one operating segment. The following table sets forth geographic segment information for the year ended September 30, 2004 and 2003 (Successor Company), , five months ended September 30, 2002 (Successor Company), and for the seven months ended April 30, 2002 (Predecessor Company):

                                                                                                 PREDECESSOR
                                                              SUCCESSOR COMPANY                    COMPANY
                                                ----------------------------------------------   ------------
                                                                                 FIVE MONTHS     SEVEN MONTHS
                                                  YEAR ENDED      YEAR ENDED        ENDED            ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,     APRIL 30,
                                                     2004            2003            2002            2002
                                                  ----------      ----------      ----------      ----------
Revenues:
      United States ........................      $  35,537       $  36,833       $  20,410       $  37,747
       Europe (mainly the United Kingdom) ..         25,653          23,344          10,313          13,526
                                                  ----------      ----------      ----------      ----------
       Consolidated ........................      $  61,190       $  60,177       $  30,723       $  51,273
                                                  ==========      ==========      ==========      ==========

Operating income (loss):
      United States ........................      $ (37,755)      $ (22,631)      $ (15,069)      $ (54,433)
       Europe (mainly the United Kingdom) ..          3,880           4,230             (39)        (29,150)
                                                  ----------      ----------      ----------      ----------
       Consolidated ........................      $ (33,875)      $ (18,401)      $ (15,108)      $ (83,583)
                                                  ==========      ==========      ==========      ==========

Long-lived assets:
      United States ........................      $  64,978       $ 137,279       $ 148,559
       United Kingdom ......................         25,844          25,351          26,151
                                                  ----------      ----------      ----------
       Consolidated ........................      $  90,822       $ 162,630       $ 174,710
                                                  ==========      ==========      ==========

         Although our company operates in one operating segment, there are 4 major service lines as detailed in the table below. Data for fiscal year 2002 have not been provided due to impracticability.

                                                                SUCCESSOR COMPANY
                                                     --------------------------------------
                                                        YEAR ENDED            YEAR ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                           2004                 2003
                                                     ------------------    ----------------
Internet Hosting and Co-Location................             $ 23,760           $  26,048
Managed Services................................               18,996              13,342
Network Services and Internet Access............               17,483              19,034
Hardware and Software Sales, DSL and Other .....                  951               1,753
                                                     ------------------    ----------------
Revenue, net                                                 $ 61,190           $  60,177
                                                     ==================    ================


INCOME TAXES

         Globix is in an accumulated loss position for both financial and income tax reporting purposes. Globix has United States Federal income tax loss carryforwards of approximately $173.2 million at September 30, 2004. These income tax loss carryforwards expire at various times through 2024. The United States Federal income tax loss carryforwards were reduced upon emergence from bankruptcy due to the Internal Revenue Code's rules and regulations related to the cancellation of indebtedness income that is excluded from taxable income. Since the bankruptcy plan provided for substantial changes in our ownership, our use of the net operating loss carryforwards from the period prior to the bankruptcy may be limited. Globix has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. As of September 30, 2004, Globix also had net operating loss carryforwards of approximately $24.3 million from its United Kingdom subsidiaries, which do not expire under United Kingdom tax rules. For financial reporting purposes, income tax benefits through September 30, 2004 related to both United States Federal and foreign income tax losses are fully offset by a valuation allowance due to the uncertainty of our ability to realize income tax benefits by generating taxable income in the future.

         Our emergence from bankruptcy in fiscal 2002 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for our tax reporting and, therefore, deferred tax items were recognized concurrently with the recognition of the respective fresh start accounting adjustments. In addition, pursuant to SOP No. 90-7, reversals of the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce intangibles, until exhausted, and thereafter will be reported as additional paid in capital as opposed to income tax expense. The balance of the valuation allowance for which this treatment is required was approximately $80 million at September 30, 2004 and 2003.

INDEBTEDNESS

         Our indebtedness at September 30, 2004 consisted of approximately $72.2 million in aggregate principal amount of our 11% senior notes, approximately $3.3 million in related accrued interest, approximately $370 thousand of capital lease obligations and approximately $19.9 million in mortgage debt. Total borrowings at September 30, 2004 were approximately $95.9 million, which included $0.6 million in current obligations and $95.3 million of the 11% senior notes, related accrued interest, long-term mortgage and capital lease obligations. The indenture governing the 11% senior notes requires interest to be paid in kind through 2004, and permits interest to be paid in kind for two years thereafter at the discretion of our board of directors.

         In September 2000 we purchased the land and approximately 187,000 gross square foot building located at 415 Greenwich Street, New York, New York. During October 2003 we reached an agreement to sell the property for total cash consideration of approximately $60 million. The agreement was subject to various closing conditions which were not satisfied until January 2004. The sale of the property was completed on January 22, 2004 and resulted in approximately $48.7 million in net proceeds. On March 3, 2004, we used approximately $44 million of the net proceeds to repurchase approximately $40.3 million in principal amount of our outstanding 11% senior notes at par value plus accrued interest in the amount of approximately $3.7. Consummation of the sale also eliminated certain obligations that we incurred in connection with the purchase and rehabilitation of the property. In addition, through September 30, 2004 we acquired in the open market approximately $26.1 million in aggregate principal amount of our 11% senior notes and approximately $1.9 million of related accrued interest for an aggregate purchase price of approximately $20.2 million in open market purchases and issued an additional $18.5 million in 11% senior notes as payment of accrued interest on the 11% senior notes.

COMMITMENTS

         As of September 30, 2004, we had commitments to certain telecommunications carriers totaling $25.6 million payable in various years through 2009. Additionally, we have various agreements to lease facilities and equipment and are obligated to make future minimum lease payments of approximately $76 million on operating leases expiring in various years through 2017.

         As of September 30, 2004 we had contractual obligations due in future periods as follows:

                                                         LESS THAN 1                                 AFTER 5
                                                         ------------                                -------
Contractual Obligations                      TOTAL           YEAR       2-3 YEARS     4-5 YEARS       YEARS
                                             -----           ----       ---------     ---------       -----
11% senior notes .....................      $ 72,202      $     --      $     --      $ 72,202      $     --
11% senior notes - Accrued Interest...         3,349            --            --         3,349            --
Mortgage Payable .....................        33,979         2,142         4,284         4,284        23,269
Capital Lease Obligations ............           370           249           121            --            --
Operating Leases .....................        76,029         6,777        13,673        13,701        41,878
Telecommunications Commitments .......        25,564         9,738        11,909         3,917            --
                                            --------      --------      --------      --------      --------
Total Contractual Cash Obligations ...      $211,493      $ 18,906      $ 29,987      $ 97,453      $ 65,147
                                            ========      ========      ========      ========      ========

RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on our consolidated financial statements.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of free standing financial instruments:
(1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The adoption of this standard did not have a material impact on our consolidated financial statements.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51", which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provision of FIN No. 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In October 2003, FASB Staff Position deferred the effective date for existing VIE arrangements created before February 1, 2003 to the first interim or annual reporting period that ends after December 15, 2003. The adoption of this standard did not have a material impact on the company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At September 30, 2004, investments consisted of an investment in a limited partnership that invests in fixed income securities and investments in fixed rate investment grade and government securities denominated in U.S. dollars. At September 30, 2004, the majority of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value.

         As of September 30, 2004 marketable securities included our investment in EDGAR Online Inc., which is recorded at fair market value. We do not hedge our exposure to fluctuations in the value of our investments in equity securities.

         At September 30, 2004, $4.7 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

         We are also subject to market risk associated with foreign currency exchange rates. Approximately 42% of our revenues and approximately 28% of our operating costs and expenses for the year ended September 30, 2004 were denominated in British Pounds. To date, we have not utilized financial instruments to minimize our exposure to foreign currency fluctuations. We will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future. The company believes that an immediate increase or decrease of 5% of the U.S. Dollar in comparison to the British Pound would not have a material impact on its operating results or cash flows.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALS

         On July 31, 2002, we engaged PricewaterhouseCoopers LLP ("PWC") as our independent accountants and dismissed Arthur Andersen LLP, which had previously served as our independent accountants. The board of directors and audit committee participated in and approved the decision to change independent accountants. The audit reports of Arthur Andersen on the consolidated financial statements of Globix and its subsidiaries as of and for the fiscal years ended September 30, 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles. The audit report for the year ended September 30, 2001 contained a going concern modification. During the fiscal years ended September 30, 2000 and 2001, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         PWC served as our independent accountants from July 31, 2002 through September 12, 2003. At a meeting held on September 12, 2003, our audit committee recommended and approved a change in our independent accountants. Accordingly, we dismissed PWC as our independent accountants on September 12, 2003.

         PWC's reports on our financial statements for the seven-month period ended April 30, 2002 and as of and for the five month period ended September 30, 2002 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

         From the date of PWC's engagement on July 31, 2002 through September 12, 2003, there have been no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC, would have caused PWC to make reference thereto in its report on the financial statements for such periods.

         From the date of PWC's engagement on July 31, 2002 through September 12, 2003, there have been no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except that on August 13, 2003 PWC provided us with a management letter reporting to us the matter described in the following paragraphs:

         Since our emergence from bankruptcy in April 2002, we have had to face many challenging and complex accounting and financial reporting issues, including fresh start accounting, restructuring and the restatement of amounts in our financial statements for the quarter ended March 31, 2002. In addition, we have experienced significant turnover in our financial reporting staff, as well as limited management resources. We fell behind in our periodic reporting to the Securities and Exchange Commission for the year ended September 30, 2002, and experienced difficulty in catching up with our filing obligations for the year ended September 30, 2002 while fulfilling our responsibilities for the year ended September 30, 2003. PWC reported that the combined effect of these challenges had stressed the capabilities of our accounting staff and created material weaknesses within our accounting and reporting controls. The management letter indicated that the shortage of qualified accounting personnel had required PWC to perform significantly more work in connection with the audit of our financial statements for the seven-month period ended April 30, 2002 and the five-month period ended September 30, 2002. The management letter recommended hiring at least two additional senior financial staff members, one of whom would be required to be the controller.

         We agreed with these findings and recommendations and as such, the management letter noted that we had hired a controller who began work on July 15, 2003. In addition, in order to resolve the problems described above, we hired a new senior accountant in May 2003, a new manager of external reporting in October 2003 and a new senior accountant in November 2003. In addition, we returned to a normal recurring closing timetable that includes formal management reviews and a monthly financial reporting package in January 2004. Finally, by completing our fiscal 2002 reporting, we have significantly reduced the burden on our internal accounting staff.

         At its meeting on September 12, 2003, our audit committee recommended and approved the engagement of Amper, Politziner & Mattia PC, which firm we refer to as "Amper," as our independent auditors. Accordingly, we engaged Amper as our independent auditors, effective September 12, 2003. During the two most recent fiscal years and through September 12, 2003, we had not consulted with Amper regarding any matter that would require reporting under Item 304(a)(2) of Regulation S-K.


ITEM 9A. CONTROLS AND PROCEDURES


         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by refererence to the Registrant's proxy statement for its 2005 Annual Meeting of Stockholders (except for information in response to Item 406 of Regulation S-K).

CODE OF ETHICS

         The Globix Code of Business Conduct and Ethics, which applies to directors, executive officers and employees, is included as Exhibit 14 to this annual report on Form 10-K.

ITEMS 11-14.

         Incorporated by reference to the Registrant's proxy statement for its 2005 Annual Meeting of Stockholders.



                                     PART IV

ITEM 15. EXHIBITS, FINANCIALS SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules

         See the financial statements beginning on page F-1. See Schedule II - Valuation and Qualifying Accounts on page F-43.

(b)      Reports on Form 8-K

         Current Report on Form 8-K filed on September 9, 2004 (Items 7 and 9)

         Current Report on Form 8-K filed on October 13, 2004 (Items 1, 3, 8 and
         9)

(c)      Exhibits

     EXHIBIT NO.                             EXHIBIT DESCRIPTION


         2.1 Agreement and Plan of Merger dated as of July 19, 2004 by and between Globix Corporation and NEON Communications, Inc. (9)

         2.2 First Amendment to Agreement and Plan of Merger dated as of October 8, 2004 by and between Globix Corporation and NEON Communications, Inc. (9)

         2.3 Amended Joint Prepackaged Plan of Globix and certain of the Globix's subsidiaries, dated April 8, 2002 (3)

         2.4      Form of Securities Exchange Agreement, dated September 15,
                  2004 (4)

         3.1      Amended and Restated Certificate of Incorporation of Globix
                  (5)

         3.2      Amended and Restated Bylaws of Globix (5)

         4.1 Indenture, dated as of April 23, 2002, between Globix, as issuer, the Subsidiary Guarantors of Globix named therein and HSBC Bank USA, as trustee, relating to the 11% senior notes due 2008 (5)

         4.2 Form of Pledge and Security Agreement, dated as of April 23, 2002, between each Subsidiary Guarantor of Globix and HSBC Bank USA, as Collateral Agent/Trustee (5)

         4.3 Form of Warrant issued to affiliates of Communication Technology Advisors (6)

         10.1 Purchase Agreement between Young Woo and Globix, dated as of June 2, 1998 **(1)

         10.4 Employment Agreement between Peter L. Herzig and Globix, dated as of October 2, 2001 (2)

         10.8 Consulting Agreement, dated as of April 19, 2002, between Globix and Communication Technology Advisors LLC (6)

         10.9 Agreement between Globix and Communication Technology Advisors, dated as of November 1, 2002 (6)

         10.10 Agreement between Globix and Communication Technology Advisors, dated as of February 1, 2003 (6)

         10.11 Registration Rights Agreement between Globix and the holders of Globix's securities party thereto, dated as of April 23, 2002 (6)

         10.12 Employment Agreement between Globix and Peter K. Stevenson, dated as of April 15, 2002 (6)

         10.14 Letter Agreement between Globix and H. Jameson Holcombe, dated July 15, 2002 (6)

         10.15 Amendment, dated as of August 1, 2003, to the Employment Agreement between Globix and Peter K. Stevenson (7)

         10.16 Contract of Sale, dated as of October 10, 2003, between Globix and Heritage Partners LLC (7)

         14       Code of Business Conduct and Ethics (7)

         16       Letter re: Change in Certifying Accountant (8)

         21       List of Subsidiaries (7)

         31.1     Certification of Principal Executive Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         31.2     Certification of Principal Financial Officer Pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

         32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

--------------------------------------------------------------------------------

         ** Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933.


         (1) Incorporated by reference to the Company's Report on Form 8-K/A filed on September 18, 1998.

         (2) Incorporated by reference to the Company's Annual Report on Form 10-K filed on December 31, 2001.

         (3) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 23, 2002.

         (4) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 13, 2004.

         (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 15, 2002.

         (6) Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 26, 2003.

         (7) Incorporated by reference to the Company's Annual Report on Form 10-K filed on December 18, 2003.

         (8) Incorporated by reference to the Company's Report on Form 8-K filed on September 19, 2003.

         (9) Incorporated by reference to the Company's Registration Statement on Form S-4 (No. 333-119666) filed on October 12, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLOBIX CORPORATION


                                    By: /S/ PETER K. STEVENSON
                                       -----------------------------------------
                                       Peter K. Stevenson
                                       President, Chief Executive Officer
                                       Date: December 17, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                                      /S/ PETER K. STEVENSON
                                    --------------------------------------------
                                    Peter K. Stevenson
                                    President, Chief Executive Officer and
                                    Director
                                    (principal executive officer)
                                    Date: December 17, 2004


                                      /S/ ROBERT M. DENNERLEIN
                                    --------------------------------------------
                                    Robert M. Dennerlein
                                    Chief Financial Officer
                                    (principal financial and accounting officer)
                                    Date: December 17, 2004


                                      /S/ PETER S. BRODSKY
                                    --------------------------------------------
                                    Peter S. Brodsky
                                    Director
                                    Date: December 17, 2004


                                      /S/ PETER L. HERZIG
                                    --------------------------------------------
                                    Peter L. Herzig
                                    Director
                                    Date: December 17, 2004


                                      /S/ STEVEN LAMPE
                                    --------------------------------------------
                                    Steven Lampe
                                    Director
                                    Date: December 17, 2004


                                      /S/ STEVEN G. SINGER
                                    --------------------------------------------
                                    Steven G. Singer
                                    Director
                                    Date: December 1, 2004


                                      /S/ RAYMOND L. STEELE
                                    --------------------------------------------
                                    Raymond L. Steele
                                    Director
                                    Date: December 17, 2004


                                      /S/ STEVEN A. VAN DYKE
                                    --------------------------------------------
                                    Steven A. Van Dyke
                                    Director
                                    Date: December 17, 2004

                                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                               PAGE
                                                                                                                               ----

Report of Independent Registered Public Accounting Firm........................................................................F-2

Report of Independent Registered Public Accounting Firm........................................................................F-3

Report of Independent Registered Public Accounting Firm........................................................................F-4

Consolidated Balance Sheets-as of September 30, 2004 and 2003..................................................................F-5

Consolidated Statements of Operations- For the Year Ended September 30, 2004 (Successor Company), Year Ended September 30,
2003 (Successor Company), Five Months Ended September 30, 2002 (Successor Company) and Seven Months Ended April 30, 2002
(Predecessor Company)..........................................................................................................F-6

Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income (Loss)- for the Year Ended September 30,
2004 (Successor Company), Year Ended September 30, 2003 (Successor Company), Five Months Ended September 30, 2002
(Successor Company) and Seven Months Ended April 30, 2002 (Predecessor Company)................................................F-7

Consolidated Statements of Cash Flows- for the Year Ended September 30, 2004 (Successor Company), Year Ended September 30,
2003 (Successor Company), Five Months Ended September 30, 2002 (Successor Company) and Seven Months Ended April 30, 2002
(Predecessor Company)..........................................................................................................F-8

Notes to Consolidated Financial Statements.....................................................................................F-10


                                                                F-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Globix Corporation:

We have audited the accompanying consolidated balance sheets of Globix Corporation (a Delaware Corporation) and Subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globix Corporation and Subsidiaries as of September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

In connection with our audits of the financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.


/s/ Amper, Politziner & Mattia PC

December 1, 2004
Edison, New Jersey

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Globix Corporation:

In our opinion, the accompanying consolidated statements of operations, cash flows and changes in stockholders' equity for the five months ended September 30, 2002 present fairly, in all material respects, the consolidated results of operations and cash flows of Globix Corporation and its subsidiaries (the Successor Company) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the five months ended September 30, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3, the United States Bankruptcy Court for the District of Delaware confirmed the Company's Prepackaged Plan of Reorganization (the "plan") on April 8, 2002. Confirmation of the plan substantially alters rights and interests of equity security holders as provided for in the plan. The plan was substantially consummated on April 25, 2002 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of May 1, 2002.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 3, 2003

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Globix Corporation:

In our opinion, the accompanying consolidated statements of operations, cash flows and changes in stockholders' deficit for the seven months ended April 30, 2002 present fairly, in all material respects, the consolidated results of operations and cash flows of Globix Corporation and its subsidiaries (the Predecessor Company) for the seven months ended April 30, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the seven months ended April 30, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3, the Company filed a petition on March 1, 2002 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company's Prepackaged Plan of Reorganization was substantially consummated on April 25, 2002 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

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


/s/ PricewaterhouseCoopers LLP

New York, New York

February 3, 2003

                                          GLOBIX CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                 SUCCESSOR COMPANY
                                                                                              -----------------------
                                                                                                    SEPTEMBER 30,
                                                                                              -----------------------
                                                                                                 2004         2003
                                                                                              ----------   ----------
ASSETS
Current assets:
Cash and cash equivalents .................................................................   $  12,075    $  24,503
Short-term investments ....................................................................       7,625        7,226
Marketable securities .....................................................................         458        1,531
Accounts receivable, net of allowance for doubtful accounts of $2,248 and
   $2,646, respectively ...................................................................       6,157        6,012
Prepaid expenses and other current assets .................................................       5,101        4,497
Restricted cash ...........................................................................       2,413        2,195
                                                                                              ----------   ----------
          Total current assets ............................................................      33,829       45,964
Investments ...............................................................................       1,988          697
Investments, restricted ...................................................................       2,324        4,733
Property, plant and equipment, net ........................................................      90,822      162,630
Intangible assets, net of accumulated amortization of $3,699 and $1,997, respectively......       7,656        8,158
Other assets ..............................................................................       1,923          100
                                                                                              ----------   ----------
          Total assets ....................................................................   $ 138,542    $ 222,282
                                                                                              ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligation and mortgage payable ..........................   $     555    $   1,510
Accounts payable ..........................................................................       6,599        5,846
Accrued liabilities .......................................................................       8,357        8,522
Deferred revenue ..........................................................................       2,852        1,637
                                                                                              ----------   ----------
          Total current liabilities .......................................................      18,363       17,515
Capital lease obligations, net of current portion .........................................         121          374
Mortgage payable ..........................................................................      19,606       19,912
11% Senior Notes ..........................................................................      72,202      112,321
Accrued interest - 11% Senior Notes .......................................................       3,349        5,182
Other long term liabilities ...............................................................       8,026       10,659
Put-option liability ......................................................................          --        2,968
                                                                                              ----------   ----------
          Total liabilities ...............................................................     121,667      168,931
                                                                                              ----------   ----------

Commitments and contingencies (Note 19):

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 500,000,000 shares authorized; 16,460,000
    issued and outstanding, for all periods presented .....................................         165          165
Additional paid-in capital ................................................................     100,012       97,191
Deferred compensation .....................................................................          (8)          --
Accumulated other comprehensive income ....................................................       4,498        2,401
Accumulated deficit .......................................................................     (87,792)     (46,406)
                                                                                              ----------   ----------
          Total stockholders' equity ......................................................      16,875       53,351
                                                                                              ----------   ----------
          Total liabilities and stockholders' equity ......................................   $ 138,542    $ 222,282
                                                                                              ==========   ==========


                The accompanying notes are an integral part of these consolidated financial statements.

                         GLOBIX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                              PREDECESSOR
                                                                             SUCCESSOR COMPANY                  COMPANY
                                                             ---------------------------------------------  --------------
                                                                                             FIVE MONTHS     SEVEN MONTHS
                                                              YEAR ENDED      YEAR ENDED        ENDED            ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,     APRIL 30,
                                                                 2004            2003            2002            2002
                                                             -------------   -------------   -------------   -------------
Revenue, net .............................................   $     61,190    $     60,177    $     30,723    $     51,273
Operating costs and expenses:
    Cost of revenue (excluding depreciation,
      amortization, occupancy and certain payroll) .......         19,747          19,990          10,458          22,123
    Selling, general and administrative ..................         43,518          44,430          29,313          57,206
    Loss on impairment of assets .........................         17,972              --              --           2,578
    Restructuring and other charges (credits) ............             --          (1,020)             --          24,834
    Depreciation and amortization ........................         13,828          15,523           6,060          28,115
                                                             -------------   -------------   -------------   -------------
                   Total operating costs and expenses ....         95,065          78,923          45,831         134,856
    Other operating income ...............................             --             345              --              --
                                                             -------------   -------------   -------------   -------------
Loss from operations .....................................        (33,875)        (18,401)        (15,108)        (83,583)
    Interest and financing expense .......................        (11,465)        (15,141)         (6,653)        (34,511)
    Interest income ......................................            540           1,179             787           2,024
    Other (expense) income, net ..........................          1,667           1,232            (157)           (509)
    Gain on discharge of debt ............................          1,747           6,023              --         427,066
    Minority interest in subsidiary ......................             --              --              --           5,778
    Reorganization items .................................             --              --              --          (7,762)
    Fresh start accounting adjustments ...................             --              --              --        (148,569)
                                                             -------------   -------------   -------------   -------------
Income (loss) before income taxes ........................        (41,386)        (25,108)        (21,131)        159,934
Income tax expense .......................................             --             167              --              --
                                                             -------------   -------------   -------------   -------------
Net income (loss) ........................................        (41,386)        (25,275)        (21,131)        159,934
Dividends and accretion on preferred stock ...............             --              --              --          (3,178)
                                                             -------------   -------------   -------------   -------------
Net income (loss) attributable to common stockholders ....   $    (41,386)   $    (25,275)   $    (21,131)   $    156,756
                                                             =============   =============   =============   =============
Earnings (loss) per common share:
Basic income(loss) per share attributable to common
    stockholders .........................................   $      (2.51)   $      (1.54)   $      (1.28)   $       3.96
                                                             =============   =============   =============   =============
Weighted average common shares outstanding--diluted ......     16,460,000      16,460,000      16,460,000      39,618,856
                                                             =============   =============   =============   =============
Diluted (loss) income per share attributable to common
    stockholders .........................................   $      (2.51)   $      (1.54)   $      (1.28)   $       3.30
                                                             =============   =============   =============   =============
Weighted average common shares outstanding--diluted ......     16,460,000      16,460,000      16,460,000      48,507,456
                                                             =============   =============   =============   =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                                                 GLOBIX CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             ACCUMULATED
                                                                                                OTHER                      TOTAL
                                                                    ADDITIONAL              COMPREHENSIVE              STOCKHOLDERS'
                                                 COMMON STOCK        PAID-IN     DEFERRED       INCOME    ACCUMULATED     EQUITY
                                              SHARES      AMOUNT     CAPITAL   COMPENSATION     (LOSS)      DEFICIT      (DEFICIT)
                                           ------------ ---------  ----------  ------------  -----------  ------------  ------------
Balance, October 1, 2001
  (Predecessor Company) .................   41,920,229  $    419   $ 171,176   $    (7,097)  $   (2,703)  $  (399,120)  $  (237,325)
Amortization of deferred
  compensation ..........................           --        --          --         7,027           --            --         7,027
Cancellation of restricted
  stock .................................      (23,750)       --         (70)           70           --            --            --
Dividends and accretion on
  preferred stock .......................           --        --      (3,178)           --           --            --        (3,178)
Comprehensive Income (loss):
     Net income .........................           --        --          --            --           --       159,934            --
     Unrealized holding gains ...........           --        --          --            --        1,185            --            --
     Foreign currency translation
         adjustments ....................           --        --          --            --       (1,807)           --            --
Total Comprehensive Income ..............           --        --          --            --           --            --       159,312
Fresh start accounting adjustments ......  (25,436,479)     (254)    (74,816)           --        3,325       239,186       167,441
                                           ------------ ---------  ----------  ------------  -----------  ------------  ------------
Balance, May 1, 2002
  (Successor Company) ...................   16,460,000       165      93,112            --           --            --        93,277
Comprehensive Income (loss):
     Net loss ...........................           --        --          --            --           --       (21,131)           --
     Unrealized holding losses ..........           --        --          --            --       (1,430)           --            --
     Foreign currency translation
         adjustments ....................           --        --          --            --        1,831            --            --
Total Comprehensive Loss ................           --        --          --            --           --            --       (20,730)
                                           ------------ ---------  ----------  ------------  -----------  ------------  ------------
Balance, September 30, 2002
  (Successor Company) ...................   16,460,000       165      93,112            --          401       (21,131)       72,547
Issuance of warrants to consultants .....           --        --       1,050            --           --            --         1,050
Capital contribution in minority-owned
  subsidiary, net .......................           --        --       5,997            --           --            --         5,997
Put-option ..............................           --        --      (2,968)           --           --            --        (2,968)
Comprehensive Income (loss):
     Net loss ...........................           --        --          --            --           --       (25,275)           --
     Unrealized holding gains ...........           --        --          --            --          195            --            --
     Foreign currency translation
         adjustments ....................           --        --          --            --        1,805            --            --
Total Comprehensive Loss ................           --        --          --            --           --            --       (23,275)
                                           ------------ ---------  ----------  ------------  -----------  ------------  ------------
Balance, September 30, 2003
  (Successor Company) ...................   16,460,000       165      97,191            --        2,401       (46,406)       53,351
Capital distribution in minority-owned
  subsidiary, net .......................           --        --        (202)           --           --            --          (202)
Deferred stock-based compensation .......           --        --          30           (30)          --            --            --
Amortization of deferred compensation ...           --        --          --            22           --            --            22
Purchase of warrants by a consultant ....           --        --          25            --           --            --            25
Put-option cancellation .................           --        --       2,968            --           --            --         2,968
Comprehensive Income (loss):
     Net loss ...........................           --        --          --            --           --       (41,386)           --
     Unrealized holding losses ..........           --        --          --            --         (168)           --            --
     Reclassification of unrealized
         holding losses to net
         realized losses ................           --        --          --            --          259            --            --
     Foreign currency translation
         adjustments ....................           --        --          --            --        2,006            --            --
Total Comprehensive Loss ................           --        --          --            --           --            --       (39,289)
                                           ------------ ---------  ----------  ------------  -----------  ------------  ------------
Balance, September 30, 2004
  (Successor Company) ...................   16,460,000  $    165   $ 100,012   $        (8)  $    4,498   $   (87,792)  $    16,875
                                           ============ =========  ==========  ============  ===========  ============  ============


                       The accompanying notes are an integral part of these consolidated financial statements.

                              GLOBIX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (AMOUNTS IN THOUSANDS)


                                                                                                                       PREDECESSOR
                                                                                  SUCCESSOR COMPANY                      COMPANY
                                                                  ------------------------------------------------   --------------
                                                                                                     FIVE MONTHS       SEVEN MONTHS
                                                                    YEAR ENDED       YEAR ENDED         ENDED             ENDED
                                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,       APRIL 30,
                                                                       2004             2003             2002              2002
                                                                  --------------   --------------   --------------   --------------
Cash Flows From Operating Activities
Net Income (Loss) .............................................   $     (41,386)   $     (25,275)   $     (21,131)   $     159,934
Operating activities:
 Depreciation and amortization ................................          13,828           15,523            6,060           28,115
 Provision for uncollectible receivables ......................             780            1,861            1,904            4,284
 Services contributed to minority-owned subsidiary ............              --               --               --              372
 Gain on debt discharge .......................................          (1,747)          (6,023)              --         (427,066)
 Restructuring and other charge (net of cash payment) .........              --           (1,020)              --            8,233
 Unrealized loss (gain) on short-term investment ..............            (784)            (439)              57               --
 Loss on impairment of investment .............................              --               --               --              490
 Loss on impairment of assets .................................          17,972               --               --            2,578
 Loss (gain) on sale of marketable securities .................             249               --               --              (27)
 Amortization of debt issuance costs ..........................              --               --               --              650
 Amortization of deferred compensation and issuance of
    stock warrants ............................................              22            1,050               --            7,027
 Write-off of note receivable .................................              --               --            4,078               --
 Minority interest in subsidiary ..............................              --               --               --           (5,778)
 Fresh start accounting adjustment ............................              --               --               --          148,569
Changes in assets and liabilities:
 Decrease (increase) in accounts receivable ...................            (100)            (639)           3,565           (3,449)
 Decrease (increase) in prepaid expenses and other current
    assets ....................................................             229            3,306            4,210           (4,574)
 Decrease (increase) in other assets ..........................            (357)             125               16               54
 Increase (decrease) in accounts payable ......................             427           (3,195)           1,362           (5,181)
 Increase (decrease) in accrued liabilities ...................             324           (7,093)          (1,762)             497
 Increase  in accrued interest ................................           9,367           12,359            5,500           31,431
 Other ........................................................            (392)          (2,728)            (180)          (1,152)
                                                                  --------------   --------------   --------------   --------------
Net Cash Provided by (Used in) Operating Activities ...........          (1,568)         (12,188)           3,679          (54,993)
                                                                  --------------   --------------   --------------   --------------
Cash Flows From Investing Activities
 Investments in short-term and long-term investments ..........          (1,436)          (2,017)          (5,449)              --
 Proceeds from restricted cash and investments ................           2,366            2,329              166           24,235
 Proceeds from sale of marketable securities ..................           1,000               --               --               64
 Proceeds from sale of property plant and equipment ...........          48,694               --               --               --
 Payment for business acquired from Aptegrity (Appendix A).....          (2,287)              --               --               --
 Deferred acquisition cost ....................................          (1,465)              --               --               --
 Return on strategic investments ..............................              --               --               51              193
 Purchase of property, plant and equipment ....................          (4,695)          (1,170)          (1,229)         (23,341)
                                                                  --------------   --------------   --------------   --------------
Net Cash Provided by (Used in) Investing Activities ...........          42,177             (858)          (6,461)           1,151
                                                                  --------------   --------------   --------------   --------------
Cash Flows From Financing Activities
 Repurchase of 11% Senior Notes ...............................         (49,573)         (14,612)              --               --
 Proceeds from exercise of stock options and warrants, net ....              25               --               --               --
 Capital contribution (distribution) in minority-owned
    subsidiary, net ...........................................            (202)           5,997               --               --
 Settlement of capital lease obligations ......................            (439)            (850)              --               --
 Repayment of long-term note payable ..........................          (2,666)              --               --               --
 Repayment of mortgage payable and capital lease obligation ...            (568)          (1,074)          (2,279)          (4,946)
                                                                  --------------   --------------   --------------   --------------
Net Cash Provided by (Used in) Financing Activities ...........         (53,423)         (10,539)          (2,279)          (4,946)
Effect of Exchange Rates Changes on Cash and Cash
    Equivalents ...............................................             386              526              (99)               8
                                                                  --------------   --------------   --------------   --------------
Decrease in Cash and Cash Equivalents .........................         (12,428)         (23,059)          (5,160)         (58,780)
Cash and Cash Equivalents, Beginning of Period ................          24,503           47,562           52,722          111,502
                                                                  --------------   --------------   --------------   --------------
Cash and Cash Equivalents, End Period .........................   $      12,075    $      24,503    $      47,562    $      52,722
                                                                  ==============   ==============   ==============   ==============


                       The accompanying notes are an integral part of these consolidated financial statements.

                              GLOBIX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (AMOUNTS IN THOUSANDS)

                                                                                                                        PREDECESSOR
                                                                                  SUCCESSOR COMPANY                       COMPANY
                                                                   ------------------------------------------------    -------------
                                                                                                      FIVE MONTHS      SEVEN MONTHS
                                                                    YEAR ENDED        YEAR ENDED         ENDED             ENDED
                                                                   SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,       APRIL 30,
                                                                       2004              2003             2002              2002
                                                                   -------------     -------------    -------------    -------------
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest ........................................    $      5,797      $      2,294     $        975     $      2,101
Cash paid for income taxes ....................................    $        179      $         --     $         --     $         --
Non-cash investing and financing activities:
11% Senior Notes issued in payment of accrued interest ........    $      7,155      $     11,298     $         --     $         --
Equipment acquired under capital lease obligations ............    $         --      $         --     $         --     $      1,036
Capital expenditures included in accounts payable, capital
  liabilities and other long term liabilities .................    $         --      $         --     $        168     $        273
Cumulative dividends and accretion on preferred stock .........    $         --      $         --     $         --     $      3,178
Mandatorily redeemable convertible preferred stock ............    $         --      $         --     $         --     $     83,230
Restructuring of debt .........................................    $         --      $         --     $         --     $    427,066
Put-option ....................................................    $     (2,968)     $      2,968     $         --     $         --


APPENDIX A - PAYMENT FOR BUSINESS ACQUIRED FROM APTEGRITY:

                                                                                                                        PREDECESSOR
                                                                                  SUCCESSOR COMPANY                       COMPANY
                                                                   ------------------------------------------------    -------------
                                                                                                      FIVE MONTHS      SEVEN MONTHS
                                                                    YEAR ENDED        YEAR ENDED         ENDED             ENDED
                                                                   SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,       APRIL 30,
                                                                       2004              2003             2002              2002
                                                                   -------------     -------------    -------------    -------------
Current assets ................................................    $       (696)     $         --     $         --     $         --
Property, plant and equipment .................................            (738)               --               --               --
Current liabilities ...........................................             347
Other intangible assets .......................................          (1,200)               --               --               --
                                                                   -------------     -------------    -------------    -------------
                                                                   $     (2,287)     $         --     $         --     $         --
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

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1. GENERAL

Globix Corporation and its subsidiaries ("Globix", the "Company" or the "Successor Company") is a provider of Internet solutions to businesses. The solutions include secure and fault-tolerant Internet data centers with network services providing network connectivity to the Internet and Internet-based managed services and application services, which include co-location, dedicated hosting, streaming media, and messaging services. The Company currently offers services from facilities in New York City, New York, Fairfield, New Jersey, Santa Clara, California, Atlanta, Georgia and London, England.

The financial statements presented have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. As a result of the application of fresh start accounting as of May 1, 2002, in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", the Company's financial results for the fiscal year ended September 30, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For the purposes of these financial statements, references to the "Predecessor Company" are references to the Company for periods prior to April 30, 2002 (the last day of the calendar month in which the Company emerged from bankruptcy) and references to the "Successor Company" are references to the Company for periods subsequent to April 30, 2002. The Successor Company's financial statements are not comparable to the Predecessor Company's financial statements. Although April 25, 2002 was the effective date of Globix's emergence from bankruptcy (the "Effective Date"), for financial reporting convenience purposes, the Company accounted for the consummation of the Plan of Reorganization (the "Plan") as of April 30, 2002.

The following table describes the periods presented in the financial statements and related notes thereto:

   PERIOD                                                  REFERRED TO AS
   ------                                                  --------------

   From May 1, 2002 through September 30, 2004             "Successor Company"

   From October 1, 2001 through April 30, 2002             "Predecessor Company"

The Company has historically experienced negative cash flow from operations and has incurred net losses. For the year ended September 30, 2004 the Company had a net loss of $41,386 and an accumulated deficit at September 30, 2004 of $87,792. Our ability to generate positive cash flows from operations and achieve profitability is dependant upon our ability to grow our revenue while maintaining our current cost structure and network efficiencies. Our management believes that steps taken as part of our restructuring efforts to reduce facilities and personnel, combined with ongoing efforts to derive efficiencies from our network, reduced our cash outflows to a level that meets our current revenue rate. The Company believes that its cash and investments are sufficient to meet its 2005 anticipated day-to-day operating expenses, commitments, working capital, capital expenditure and approximately $8,000 of interest payments under its 11% Senior Notes if its Board of Directors elects to make such payment in cash and not in kind. However, there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing revenue levels or reducing our outstanding indebtedness. In addition, in the future, the Company may make acquisitions or repurchase its indebtedness, which, in turn, may adversely affect the Company's liquidity. In such cases management will have to take drastic steps to reduce its operating expenses to meet its then revenue base and liquidity needs. Such steps may include further reduction of our headcount, consolidation or elimination of facilities, termination of low margin customers and negotiating with our creditors to restructure our indebtedness mainly but not limited to our 11% senior notes.

Approximately 39% of the Company's cost of revenue for the year ended September 30, 2004 is derived from services provided by 3 major telecommunication carriers. While the Company believes that most of these services can be obtained from other alternative carriers, an interruption in services from one of these carriers or other suppliers could limit the Company's ability to serve its customers, which would adversely affect the Company's results of operations. No single customer comprised more than 10% of the Company's revenues for any of the periods presented.

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

On July 19, 2004, Globix signed a definitive merger agreement with NEON Communications, Inc. ("Neon"), a privately held provider of optical networking services for customers in the Northeast and mid-Atlantic markets. Neon's revenue for the year ended December 31, 2003 was $41,600. Under the merger agreement, holders of Neon common stock, options and warrants will receive 1.2748 shares of Globix common stock for each share of common stock, options or warrants owned by the holder. As a result of the merger, Neon will become a wholly owned subsidiary of Globix, and holders of Neon common stock and warrants will receive approximately 27.6 million shares of Globix common stock, representing approximately 56.7% of the outstanding shares of common stock of the combined entity. In addition at the closing, the combined entity's cash will be used to redeem one third of Neon's preferred stock and accrued dividends at closing and Globix will issue convertible preferred stock for the balance. Assuming a December 31, 2004 closing, Neon preferred stockholders will receive in the aggregate approximately $5,200 in cash and approximately 2,908,614 shares of a class of Globix preferred stock to be created in the merger, having an aggregate liquidation value of approximately $10,500. The new Globix preferred stock will vote together with the common stock and will be convertible into shares of Globix common stock. The Globix preferred stock will accrue dividends at a rate of 6% per annum and will be redeemable only at the option of Globix, and at the option of the holders upon a change in control.

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

A total of 16,460,000 shares of the Company's common stock and $120,000 in aggregate principal amount of the 11% Senior Notes were deemed to be issued and outstanding on the Effective Date pursuant to the terms of the Plan, and are deemed to be issued and outstanding for purposes of these financial statements. As of September 30, 2002, however, no shares of the Company's common stock or 11% Senior Notes had been distributed. In October 2002, the Company distributed a total of 16,295,400 shares of common stock and $120,000 in aggregate principal amount of 11% Senior Notes. Pursuant to the terms of a Stipulation and Order that the Company entered into with the lead plaintiffs in the class action lawsuit described in Note 19, 229,452 of these shares of common stock and $1,968 in aggregate principal amount of these 11% Senior Notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires the Company to pay an amount in excess of its liability insurance, then the Company will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10,000 or greater) or a portion of (in the event that this excess is less than $10,000) of the shares of common stock and 11% Senior Notes held in escrow. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the Effective Date, which are allocable under the terms of the Plan to the holders of the Company's common stock outstanding immediately prior to the Effective Date of the Plan, will occur following the resolution of the shareholder derivative suit against the Company and certain former officers and directors described in Note 19.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

Revenue consists primarily of Internet Hosting, Co-Location, Managed Services, Network Services and Internet Access.

We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB No. 104 "Revenue Recognition " which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition". The changes noted in SAB 104 did not have a material effect on the Company's consolidated financial statements. The Company recognizes revenue when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectability is probable. SAB No. 104 expresses the view of the Securities and Exchange Commission's staff in applying accounting principles generally accepted in the United States of America to certain revenue recognition issues. Under the provisions of SAB No. 104, set up and installation revenue are deferred and recognized over the estimated length of the customer relationship, which in the case of our business is approximately 36 months. Prior to April 30, 2002, the estimated length of the customer relationship was 12-18 months.

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

During the year ended September 30, 2002, the Company provided $802 and purchased $551 of data center services from a telecommunications operator. $318 of the transactions billed were settled monetarily, with the balance of $445 settled by offsetting or netting the remainder.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


COST OF REVENUE

Cost of revenue consists primarily of telecommunications costs for Internet access and managed hosting and includes the cost of hardware and software purchased for resale to customers and payroll cost which relates to certain managed services. Cost of revenue excludes certain payroll, occupancy and depreciation and amortization. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to the Company's network, leased line and associated costs related to connecting with the Company's peering partners and costs associated with leased lines connecting the Company's facilities to its backbone and aggregation points of presence.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash, marketable securities and accounts receivable. The Company maintains cash and cash equivalents, short-term investments and restricted cash with various major financial institutions, which invest primarily in U.S. Government instruments, high quality corporate obligations, certificates of deposit and commercial paper. The Company's cash and cash equivalent and investments in the U.S may be in excess of insured limits and are not insured in other jurisdictions. The Company believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the Company's large number of customers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. No single customer of the Company individually comprised more than 10% of the Company's revenues for all periods presented.

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

Included in restricted cash are funds held in escrow related to a mortgage on the Company's property located at 139 Centre Street and required share capital held in escrow for the Company's European subsidiaries. These funds are primarily invested in highly liquid investments with an original maturity of three months or less. The classification is determined based on the expected term of the collateral requirement or the availability of the funds and not the maturity date of the underlying securities.

MARKETABLE SECURITIES

Investment in marketable equity securities covered by SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains/ losses reported in accumulated other comprehensive income
(loss). Realized gain and losses are calculated based on specific identification method. Other-than-temporary declines in value from the original cost are charged to operations in the period in which the loss occurs. In determining whether other-than- temporary decline in the market value has occurred, the Company considers the duration that and the extent to which market value is below original cost. As of September 30, 2004 no impairment has been recorded. At September 30, 2004 and 2003, marketable securities had a cost basis of approximately $1,590 and $2,800 and a balance of unrealized losses of $1,132 and $1,226, respectively which was included in the Company's accumulated other comprehensive loss, a separate component of the stockholders' equity. During fiscal 2004 the Company sold certain marketable securities with a cost basis of $1,250 and fair market value of approximately $979 for a net consideration of approximately $1,000 resulting in a loss of $249.

INVESTMENTS

Short-term investments consist of an investment in a limited partnership which invests in fixed income securities and certain investments which do not meet the requirements to be reported as cash and cash equivalents. The limited partnership is accounted for in accordance with APB No. 18, "The Equity Method of Accounting for Investments in Common Stock". At September 30, 2004 and 2003 the limited partnership had a cost basis of $5,000 and $5,000, respectively and the unrealized gain from applying the equity method amounted to approximately $380 and $523, respectively, which were recorded in the Company's consolidated statements of operations.

Also included in investments are investments in mortgage and asset backed securities which do not meet the requirements to be reported as cash and cash equivalents. These investments are classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss in stockholders' equity. At September 30, 2004 and 2003, these investments had a cost of $3,742 and $2,466, respectively and the balance of unrealized loss from the "mark to market" adjustment of $12 and $9, respectively, which was included in the Company's accumulated other comprehensive loss, a separate component of the stockholders' equity.

Included in restricted investments as of September 30, 2004 and 2003 are amounts held in escrow related to the lease of the Company's facility located at Prospect House, 80 New Oxford Street, London, United Kingdom of approximately $2,000. In addition restricted investments as of September 30, 2003 included collateral funds for the note payable of $2,600. These funds are primarily invested in highly liquid investments with an original maturity of three months or less. The classification is determined based on the expected term of the escrow requirement and not the maturity date of the underlying securities. During April 2004, the Company reached an agreement with the holder of its $2,600 note payable to prepay the note prior to its maturity for a total consideration of $2,666, representing the face value of the note, accrued interest of $11 and a $55 settlement fee. Following the settlement the $2,600 included in the Company's long-term restricted investment were released from escrow.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. At each reporting period the Company evaluates, on a specific basis, the economic condition of its customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the non-recoverable amount. The Company also maintains a general bad debt reserve based on the aging of its customer's receivables and historical trends. In addition, during each reporting period the Company must make estimates of potential future credits, which will be issued in respect of current revenues. The Company analyzes historical credits and changes in customer demands regarding its current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, the Company reserves the estimated credit amount against revenues in the current period.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at depreciated historical cost adjusted for impairment and include fresh start adjustments. All identifiable assets recognized in accordance with fresh start accounting were recorded at the Effective Date of the Plan based upon an independent appraisal. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:

                                                                  YEARS
                                                                 -------
   Buildings and buildings improvements.......................   10 - 44
   Computer hardware and software and network equipment ......    2 - 7
   Office furniture and equipment ............................    3 - 7

Leasehold improvements are amortized over the term of the lease or life of the asset, whichever is shorter. Maintenance and repairs are charged to expense as incurred. The cost of additions and betterments are capitalized. The cost and related accumulated depreciation of property retired or sold are removed from the applicable accounts and any gain or loss is taken into income.

Software obtained for internal use is stated at depreciated historical cost adjusted for impairments and fresh start adjustments and is depreciated using the straight-line method over its estimated useful life.

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

For the seven month period ended April 30, 2002 goodwill amortization amounted to $1,141. If the Company had adopted SFAS 142 as of October 1, 2001 and discontinued goodwill amortization, the Company's net income and loss per common share on a pro forma basis would have been as follows:


                                                                                                               PREDECESSOR
                                                                     SUCCESSOR COMPANY                           COMPANY
                                                    ----------------------------------------------------     --------------
                                                                                           FIVE MONTHS        SEVEN MONTHS
                                                      YEAR ENDED         YEAR ENDED            ENDED              ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,        APRIL 30,
                                                         2004               2003               2002               2002
                                                    --------------     --------------     --------------     --------------
Net income (loss) .............................     $     (41,386)     $     (25,275)     $     (21,131)     $     159,934
  Add back goodwill amortization ..............                --                 --                 --              1,141

Adjusted net income (loss) ....................           (41,386)           (25,275)           (21,131)           161,075
  Dividends and accretion on
    preferred stock ...........................                --                 --                 --             (3,178)
                                                    --------------     --------------     --------------     --------------
Adjusted net income (loss)
  attributed to common stockholders ...........     $     (41,386)     $     (25,275)     $     (21,131)     $     157,897
                                                    ==============     ==============     ==============     ==============
Adjusted earnings (loss) per common share:
Basic earnings (loss) per share
  attributable to common stockholders .........     $       (2.51)     $       (1.54)     $       (1.28)     $        3.99
                                                    ==============     ==============     ==============     ==============
Diluted earnings (loss) per share
  attributable to common stockholders .........     $       (2.51)     $       (1.54)     $       (1.28)     $        3.32
                                                    ==============     ==============     ==============     ==============

Intangible assets of the Successor Company are as follows:

            o     trademarks and trade name;

            o     network build-out/know-how; and

            o     customer contracts.

The Company amortizes intangible assets by the straight line method over their estimated useful lives. Trademarks and trade name are amortized over a period of 7-15 years, network build out/know how are being amortized over 8 years and the customer contracts are amortized over 2-3 years.

Intangible assets are reviewed for impairment in accordance with SFAS No. 144. During the seven month period ended April 30, 2002, the Company recorded an impairment charge of $3,221 of intangible assets related to the acquisition of Comstar.net, Inc., which ceased its operations. No impairment of intangible assets was recognized during the years ended September 30, 2004 and 2003.

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

                                                                                                            PREDECESSOR
                                                                      SUCCESSOR COMPANY                       COMPANY
                                                     --------------------------------------------------     ------------
                                                                                          FIVE MONTHS       SEVEN MONTHS
                                                      YEAR ENDED         YEAR ENDED          ENDED             ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,        APRIL 30,
                                                         2004               2003              2002              2002
                                                     -------------     --------------     -------------     ------------

Net income (loss), as reported attributable
   to common stockholders ......................     $    (41,386)     $     (25,275)     $    (21,131)     $   156,756
                                                     =============     ==============     =============     ============
Pro-forma net income (loss) attributed to
   common stockholders .........................     $    (41,901)     $     (26,488)     $    (21,131)     $   151,621
                                                     =============     ==============     =============     ============
Earning (loss) per share attributable to
   common stockholders
Basic - as reported ............................     $      (2.51)     $       (1.54)     $      (1.28)     $      3.96
                                                     =============     ==============     =============     ============
Basic - Pro-forma ..............................     $      (2.55)     $       (1.61)     $      (1.28)     $      3.83
                                                     =============     ==============     =============     ============
Diluted - as reported ..........................     $      (2.51)     $       (1.54)     $      (1.28)     $      3.30
                                                     =============     ==============     =============     ============
Diluted - Pro-forma ............................     $      (2.55)     $       (1.61)     $      (1.28)     $      3.19
                                                     =============     ==============     =============     ============

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                                            PREDECESSOR
                                                                      SUCCESSOR COMPANY                       COMPANY
                                                     --------------------------------------------------     ------------
                                                                                          FIVE MONTHS       SEVEN MONTHS
                                                      YEAR ENDED         YEAR ENDED          ENDED             ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,       APRIL 30,
                                                         2004               2003              2002              2002
                                                     -------------     --------------     -------------     ------------
Expected life (in years) ...................             5.0                4.2                --               6.0
Risk-free interest rate.....................             3.2%               2.7%               --               4.7%
Volatility..................................             120%               128%               --               133%
Dividend yield..............................             0.0%               0.0%               --               0.0%


                                                          F-19

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

                                                                                   PREDECESSOR
                                                  SUCCESSOR COMPANY                 COMPANY
                                 ----------------------------------------------   ------------
                                                                  FIVE MONTHS     SEVEN MONTHS
                                  YEAR ENDED       YEAR ENDED        ENDED           ENDED
                                 SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,      APRIL 30,
                                     2004             2003            2002            2002
                                 -------------   --------------   -------------   ------------
Employee Stock Options........      1,184,853        1,101,756              --     10,021,258
Warrants......................        500,000          500,000              --        194,797
                                 -------------   --------------   -------------   ------------
                                    1,684,853        1,601,756              --     10,216,055
                                 =============   ==============   =============   ============

The following is a reconciliation of basic earnings per share to diluted earnings per share:

                                                                    PREDECESSOR COMPANY
                                                     ------------------------------------------------
                                                             SEVEN MONTHS ENDED APRIL 30, 2002
                                                     ------------------------------------------------
                                                       NUMERATOR          DENOMINATOR      PER SHARE
                                                     INCOME (LOSS)           SHARES          AMOUNT
                                                     -------------       --------------   -----------
 Basic earnings per share:
 Net income......................................    $    159,934
 Dividends and accretion on preferred stock......          (3,178)
                                                     -------------       -------------
 Net income attributable to common stockholders      $    156,756          39,618,856     $     3.96
                                                     =============       =============    ===========

 Add back dividends on preferred stock...........           3,178           8,888,600

 Diluted earnings per share:
                                                     -------------       -------------
 Net income attributable to common stockholders      $    159,934          48,507,456     $     3.30
                                                     =============       ==============   ===========

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

RECLASSIFICATIONS

Certain amounts from prior years have been reclassified to conform with current year presentation.

5. FRESH START ACCOUNTING

In accordance with SOP 90-7, the Company determined its enterprise value as of the emergence date at $240,000. This amount was based upon several generally accepted valuation methodologies including discounted cash flows, comparable public company analysis and comparable mergers and acquisitions analysis. The tangible assets were valued using the costs and market comparables methods. The intangible assets were valued using the income approach and the cost approach methods. Certain of the following assumptions which were used by the Company in determining the enterprise value are highly subjective:

     o 3-15- year cash flow depending on the asset evaluated, with no residual value assigned;
     o   Corporate income tax rate of 45%;
     o   Discount rate of 20%.

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

In accordance with the principles of fresh start accounting, the Company has adjusted the value of its assets and liabilities to their fair values as of April 30, 2002. The equity value of the Successor Company at May 1, 2002 was calculated as follows:

Enterprise Value........................................     $       240,000
11% Senior Notes........................................            (120,000)
Mortgage Payable........................................             (20,536)
Capitalized Leases......................................              (6,187)
                                                             ----------------
Equity value of Successor Company                            $        93,277
                                                             ================

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

The Successor Company's gain on discharge of debt at April 30, 2002 was calculated as follows:

Carrying value of 12.5% Senior Notes.......................................    $   600,000
Carrying value of related accrued interest.................................         43,750
Carrying value of 11% Senior Notes.........................................       (120,000)
Carrying value of capitalized costs associated with 12.5% Senior Notes.....        (17,398)
85% of equity value of Successor Company...................................        (79,286)
                                                                               ------------
     Gain on discharge of debt                                                 $   427,066
                                                                               ============

The effects of the transactions contemplated by the Plan and the application of fresh start accounting on the Company's consolidated balance sheet are as follows:

                                                PREDECESSOR                                                   SUCCESSOR
                                                  COMPANY                                                      COMPANY
                                                  APRIL 30,         DEBT                 FRESH START           APRIL 30,
                                                    2002          DISCHARGE             ADJUSTMENTS(1)           2002
                                               --------------   -------------         ----------------      -------------
ASSETS
Cash and cash equivalents                      $      52,722    $         --          $            --       $     52,722
Marketable securities                                  2,757              --                       --              2,757
Accounts receivable, net                              11,959              --                       --             11,959
Prepaid expenses and other current assets             17,264              --                   (2,024)            15,240
Restricted cash.                                       4,018              --                       --              4,018
                                               --------------   -------------         ----------------      -------------
       Total current assets                           88,720              --                   (2,024)            86,696
Investments, restricted                                5,114              --                       --              5,114
Property, plant and equipment, net                   333,063              --                 (155,693)           177,370
Debt issuance costs, net                              18,250         (17,398)(a)                 (852)                --
Intangible assets, net                                    --              --                   10,155             10,155
Other assets                                             500              --                     (208)               292
                                               --------------   -------------         ----------------      -------------
       Total assets                            $     445,647    $    (17,398)         $      (148,622)      $    279,627
                                               ==============   =============         ================      =============


                                                            F-22

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                       PREDECESSOR                                        SUCCESSOR
                                                                        COMPANY                                            COMPANY
                                                                        APRIL 30,        DEBT             FRESH START      APRIL 30,
                                                                          2002        DISCHARGE          ADJUSTMENTS(1)      2002
                                                                       ----------     ----------         -------------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current portion of capital lease
   obligation and mortgage payable ................................     $   5,239      $      --         $     (1,690)    $   3,549
Accounts payable ..................................................         7,782             --                 (110)        7,672
Accrued liabilities ...............................................        26,067         (2,713)(b)           (2,264)       21,090
Accrued restructuring .............................................         3,122             --                   --         3,122
                                                                       ----------     ----------         -------------    ----------
       Total current liabilities ..................................        42,210         (2,713)              (4,064)       35,433
Liabilities not subject to compromise:
Capital lease obligation, net of current
   portion ........................................................         6,383             --               (3,499)        2,884
Mortgage payable ..................................................        20,291             --                   --        20,291
11% Senior Notes ..................................................            --        120,000(c)                --       120,000
Other long-term liabilities .......................................           232             --                7,510         7,742
                                                                       ----------     ----------         -------------    ----------
       Total liabilities not subject to compromise ................        69,116        117,287                  (53)      186,350
Liabilities subject to compromise .................................       643,750      (643,750)(c),(d)            --            --
                                                                       ----------     ----------         -------------    ----------
       Total liabilities ..........................................       712,866       (526,463)                 (53)      186,350
MANDATORILY REDEEMABLE
   CONVERTIBLE PREFERRED STOCK ....................................        83,695        (83,695)(e)               --            --
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY ..............................      (350,914)       592,760             (148,569)       93,277
                                                                       ----------     ----------         -------------    ----------
       Total liabilities and
         stockholders' (deficit) equity ...........................     $ 445,647      $ (17,398)        $   (148,622)    $ 279,627
                                                                        ==========     ==========        =============    ==========

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

6. REORGANIZATION ITEMS

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

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                        SUCCESSOR COMPANY
                                                  ------------------------------
                                                          SEPTEMBER 30,
                                                  ------------------------------
                                                      2004             2003
                                                  ------------     -------------
Prepaid expenses.............................     $     4,036      $      3,797
Accrued interest income......................              16                 7
Notes receivables............................             219               152
Other........................................             830               541
                                                  ------------     -------------
                                                  $     5,101      $      4,497
                                                  ============     =============


                                      F-23

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                       SUCCESSOR COMPANY
                                                                 ----------------------------
                                                                         SEPTEMBER 30,
                                                                 ----------------------------
                                                                     2004            2003
                                                                 -----------     ------------
Land..........................................................   $    1,170      $     2,713
Building and building improvements............................       49,428           84,380
Leasehold improvements........................................       42,486           75,286
Computer hardware and software and network equipment..........       20,166           15,454
Furniture and equipment.......................................        4,632            3,846
                                                                 -----------     ------------
                                                                    117,882          181,679
Less: Accumulated depreciation and amortization...............      (27,060)         (19,136)
Add: Construction in progress.................................           --               87
                                                                 -----------     ------------
Property, plant and equipment, net............................   $   90,822      $   162,630
                                                                 ===========     ============

Depreciation expense, were $12,126, $14,069, $5,517 and $26,974 for the year ended September 30, 2004, the year ended September 30, 2003, the five months ended September 30, 2002 and the seven months ended April 30, 2002, respectively. During the seven month period ended April 30, 2002, the Company determined that impaired assets previously held for disposal were to be used in operations and accordingly $643 of this charge was reversed. The Company did not record any impairment of property, plant and equipment during the year ended September 30, 2003.

During October 2003 the Company reached an agreement, which was subject to various closing conditions, to sell the property located at 415 Greenwich Street, New York, NY ("the Property") for total cash consideration of approximately $60,000. The sale of the Property was completed on January 22, 2004. In connection with the sale the Company recorded during the year ended September 30, 2004, an impairment charge of $17,972 to write-down the Property to its market value less cost to sell of approximately $12,000, reflecting a $7,000 payment required to be made to a third party investor in the Property (See Note 9), approximately $1,800 of property taxes due in connection with the sale, $450 of sale related bonuses (See Note 21) and other related expenses. On March 3, 2004, the Company used approximately $44,000 of the net proceeds to repurchase $40,274 in principal amount of its outstanding 11% Senior Notes Due 2008 at par value plus accrued interest in the amount of $3,716. The Company intends to use the remaining balance of the net proceeds from the sale for working capital purposes.

Certain computer and network equipment are recorded under capital leases that aggregated approximately $685 and $1,770 as of September 30, 2004 and 2003, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $129 and $257 as of September 30, 2004 and 2003, respectively. As part of the sale of the Property during the year ended September 30, 2004, the Company paid $319 to terminate several capital lease obligations totaling $785. The early termination resulted in a gain of $466, which was offset from the impairment charge recorded as part of the sale of the Property. In addition, the Company purchased certain of its equipment recorded under capital lease for a total consideration of $120. The acquired assets had a carrying value of approximately $213 and the related balance of the capital lease was $194. The transaction resulted in a net reduction of $74 to the balance of the Company's property and equipment. During the year ended September 30, 2003, the Company purchased certain of its equipment recorded under capital lease for a total consideration of $850. The acquired assets had a net carrying value of $1,364 and the related balance of the capital lease was $1,690. The transaction resulted in a net reduction of $840 in the balance of the Company's network equipment.

ATC Merger Corp. ("ATC Corp."), a wholly owned subsidiary of the Company, owns the land and building located at 139 Centre Street, New York, New York ("139 Centre St. Building"). The nine-story building with approximately 160,000 square feet of floor space houses the Company's corporate headquarters and one of its Internet data center facilities. A former owner has the right to purchase the Centre Street property and is entitled to additional consideration if the Company sells the property in an amount equal to the greater of (a) $1,000 (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) 10% of the gross sales price of the property if the sales price is greater than $17,500. As to the use of the 139 Centre St. Building to secure the Company's mortgage note see Note 15.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


9. MINORITY INTEREST

In September 2000, the Company purchased the Property. The Property is a certified historic structure eligible for historic tax credits ("Tax Credits") based on qualified expenditures, as defined in the Internal Revenue Code.

In June 2001, the Company entered into an agreement whereby the Tax Credits generated from the renovation of the Property will be utilized by a third party (the "Investor") via a subsidiary (the"LLC") in consideration for a capital contribution to the LLC of approximately $16,549, which represents a 99.9% interest in the LLC. As of September 30, 2004, the LLC had received approximately $11,872 of such capital contribution and paid a total of $299 as capital distribution . As a result of the sale of the Property the Company will not receive the remaining balance of capital contribution or make any additional capital distributions, see also Note 8.

Although the Company's ownership of the LLC is 0.1%, the Company has consolidated the financial statements of the LLC since inception due to effective control of the LLC by the Company resulting in a minority interest in subsidiary in the accompanying consolidated financial statements. The following table reflects the summary statement of operations data for the LLC for the year ended September 30, 2004, the year ended September 30, 2003, the five months ended September 30, 2002 and the seven months ended April 30, 2002:

                                                                                              PREDECESSOR
                                                          SUCCESSOR COMPANY                     COMPANY
                                            ----------------------------------------------   ------------
                                                                             FIVE MONTHS     SEVEN MONTHS
                                             YEAR ENDED       YEAR ENDED        ENDED           ENDED
                                            SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,      APRIL 30,
                                                2004             2003            2002            2002
                                            -------------   --------------   -------------   ------------
Revenue..................................   $      1,925    $       7,700    $      3,208    $     4,492
Net Loss.................................         (3,152)            (439)           (195)        (7,374)
                                            =============   ==============   =============   ============
Basic and diluted loss per share
 attributable to common stockholders.....   $      (0.08)   $       (0.01)   $      (0.01)   $     (0.19)
                                            =============   ==============   =============   ============

The Investor had a Put Option with the Company which provided that during the 6 months following the 61st month after the date of the certification of the qualifying rehabilitation expenditures (the "Certification Date") which occurred on September 17, 2002, the Investor may require the Company to purchase the Investor's interest in the LLC for an amount equal to 25% of the Investor's capital contribution in the LLC. If the Investor does not exercise its Put Option, the Company may exercise a Call Option during a period of 24 months following the 73rd month after the Certification Date. The Call Option allows the Company to acquire the Investor interest in LLC for the greater of the fair market value of the Investor interest in the LLC or an amount equal, on an after tax basis, to taxes payable by the Investor upon the sale of its investment. In connection with the $7,000 termination payment (See Note 8), the Investor agreed to cancel the Put Option.

The Put Option was recorded at its fair value and was marked to fair value through stockholders' equity. At September 30, 2003 the fair value of this option approximated $2,968. As a result of the cancellation of the Put Option during the year ended September 30, 2004, the Company reversed the put-option liability through stockholder's equity and accordingly the balance of the Put Option as of September 30, 2004 is $0.

See also Note 8 as to the sale of the Property during January 2004 and the related payment to the Investor.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


10. INTANGIBLE ASSETS

                                                                   SUCCESSOR COMPANY
                                          -----------------------------------------------------------------
                                                 SEPTEMBER 30, 2004                SEPTEMBER 30, 2003
                                          -----------------------------------------------------------------
                                           GROSS CARRYING     ACCUMULATED    GROSS CARRYING     ACCUMULATED
                                               AMOUNT        AMORTIZATION        AMOUNT        AMORTIZATION
                                          ---------------    ------------    --------------    ------------
Trademarks and trade names.........       $        2,372     $       358     $       1,584     $       149
Network build-out know-how.........                7,453           2,251             7,453           1,320
Customer contracts.................                1,530           1,090             1,118             528
                                          ---------------    ------------    --------------    ------------
                                          $       11,355     $     3,699     $      10,155     $     1,997
                                          ===============    ============    ==============    ============

Identifiable intangible assets amortization expense amounted to $1,702, $1,454, $543 and $0, for the year ended September 30, 2004, for the year ended September 30, 2003, for the five months ended September 30, 2002 and for the seven months ended April 30, 2002, respectively.

Estimated future annual amortization expense as of September 30, 2004 is as follows:

YEAR ENDING SEPTEMBER 30,
-------------------------
2005 ............................    $  1,573
2006 ............................       1,167
2007 ............................       1,150
2008 ............................       1,150
2009 ............................       1,150
Thereafter.......................       1,466
                                     ---------
Total............................    $  7,656
                                     =========

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                           SUCCESSOR COMPANY
                                                      ------------------------
                                                            SEPTEMBER 30,
                                                      ------------------------
                                                         2004          2003
                                                      ----------    ----------
Franchise tax, sales tax and property tax.........    $   1,127     $   1,663
Salaries, benefits and commissions................        1,856         1,521
Telecommunications accrual........................        2,429         2,370
Negative leasehold obligation.....................          710           678
Restructuring ....................................           25            68
Professional fees ................................          785           586
Other  ...........................................        1,425         1,636
                                                      ----------    ----------
                                                      $   8,357     $   8,522
                                                      ==========    ==========

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


12. RESTRUCTURING AND OTHER

The Company recorded net restructuring of $24,834 in the seven month period ended April 30, 2002 in order to reduce certain Internet data center lease obligations and close certain network access points and network aggregation points, resulting in the termination of certain employees, lease obligations and write-off of certain equipment, leasehold improvements and other costs. This amount is comprised of $28,395 of which $16,407 was for the write-off of previously escrowed lease deposit and landlord inducement and legal payments, $6,922 was for the write-off of equipment and leasehold improvements, $2,120 for facilities closings and $2,946 was associated with employee terminations (148 employees). These were offset by reversals of $3,561, related to revised estimates and a $1,184 vendor settlement related to an asset impaired in the prior year. Reversals related to contract settlement charges and facility closings were primarily for settling certain facility contracts and purchase commitments for amounts lower than originally planned. Reversals related to fiscal 2001 asset write downs were primarily related to adjustments to estimated Plant, Property and Equipment impairment. Actual impairment amounts were less than the original estimates. The Company believes these actions will result in ongoing annual operating expense savings of approximately $24,000.


The following table displays the activity and balances of the restructuring reserve account:

                                                                RESTRUCTURING                                   OTHER
                                              ---------------------------------------------------  ---------------------------------
                                                  EMPLOYEE         CONTRACT           FACILITY          ASSETS
                                                TERMINATION       SETTLEMENTS         CLOSING         WRITE-DOWN          TOTAL
                                              --------------   ----------------   ---------------  ----------------  ---------------
 October 1, 2001 Balance
  (Predecessor Company) ....................  $       1,006     $        4,050    $        1,953   $         2,182   $        9,191
 Additional Restructure Charge..............          2,946             16,407             2,120             6,922           28,395
 Deductions-Non-Cash........................           (889)                --              (422)           (6,922)          (8,233)
 Deductions-Cash............................         (2,520)           (18,480)           (1,669)               --          (22,669)
 Reversal to Fiscal 2001 Plan...............             --               (678)             (701)           (2,182)          (3,561)
                                              --------------   ----------------   ---------------  ----------------  ---------------
 April 30, 2002 Balance
  (Predecessor Company) ....................            543              1,299             1,281                --            3,123
 Deductions-Cash............................           (400)                --              (895)               --           (1,295)
                                              --------------   ----------------   ---------------  ----------------  ---------------
 September 30, 2002 Balance
  (Successor Company) ......................            143              1,299               386                --            1,828
 Deduction-Cash.............................           (143)              (485)             (112)               --             (740)
 Reversal of accruals.......................             --               (814)             (206)               --           (1,020)
                                              --------------   ----------------   ---------------  ----------------  ---------------
 September 30, 2003 (Successor
  Company) .................................             --                 --                68                --               68
 Deduction-Cash.............................             --                                  (43)               --              (43)
 September 30, 2004 (Successor                --------------   ----------------   ---------------  ----------------  ---------------
  Company) .................................  $          --     $           --    $           25   $            --   $           25
                                              ==============   ================   ===============  ================  ===============

The remaining liability is expected to be settled in cash.


                                                                F-27

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


13. OTHER LONG TERM LIABILITIES

Other long-term liabilities consist of the following:

                                                       SUCCESSOR COMPANY
                                                  --------------------------
                                                         SEPTEMBER 30,
                                                  --------------------------
                                                     2004           2003
                                                  ------------    ----------
Note payable................................      $        --     $   2,600
Negative leasehold obligation...............            6,905         7,247
Deferred rent...............................              829           486
Other.......................................              292           326
                                                  ------------    ----------
                                                  $     8,026     $  10,659
                                                  ============    ==========

The Company had a $2,600 note payable, due November 15, 2005. The note bears interest, payable monthly, at the rate of Prime plus 1%. The note was collateralized by an irrevocable standby letter of credit. The related funds were included in restricted investments on the accompanying consolidated balance sheet for September 30, 2003. During April 2004, the Company reached an agreement with the holder of its $2,600 note payable to prepay the note prior to its maturity for a total consideration of $2,666, representing the face value of the note, accrued interest of $11 and a $55 settlement fee. Following the settlement the $2,600 included in the Company's long-term restricted investment were released from escrow.

On July 21, 1999, the Company established a trust (the "Rabbi Trust") for the benefit of a former executive. The trust agreement was for three years beginning in April 1999 through March 1, 2002. The agreement was amended on March 21, 2001, and provided for payments from the Rabbi Trust commencing April 2001. Payments were made from the Trust until March 1 2002, when Globix and two of its wholly-owned subsidiaries filed for Chapter 11. The Company was in litigation over the trust which was settled pursuant to court order confirmation of the settlement dated June 13, 2003. Pursuant to this settlement, Mr. Bell received a distribution of $990 and the Company received a distribution of approximately $1,700. The amount of approximately $100 was retained by the trustee to cover the costs of winding up the trust. See also Note 19.

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

YEAR ENDING SEPTEMBER 30,
----------------------------------
2005 .............................     $       710
2006 .............................             710
2007 .............................             710
2008 .............................             710
2009..............................             710
Thereafter........................           4,065
                                       ------------
Total.............................           7,615
Less: Current Portion.............            (710)
                                       ------------
Long-term Portion.................     $     6,905
                                       ============

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


14. 12.5% SENIOR NOTES AND 11% SENIOR NOTES

In February 2000, the Company issued $600,000 in aggregate principal amount of its 12.5% Senior Notes in a private placement resulting in net proceeds of approximately $580,000. In connection with the offer of the 12.5% Senior Notes the Company incurred costs of approximately $20,000 that were being amortized over ten years using the effective interest method.

As of the Effective Date, all of the existing 12.5% Senior Notes were cancelled and each holder of the 12.5% Senior Notes became entitled to receive, in exchange for its 12.5% Senior Notes, its pro rata share of $120,000 in aggregate principal amount of the 11% Senior Notes and 13,991,000 shares of the Company's common stock, representing 85% of the shares of the Company's common stock issued and outstanding following the Effective Date. The interest of $11,507 on the 12.5% Senior Notes for the period March 1, 2002 through the Effective Date was not accrued in accordance with SOP 90-7. See Note 5 as to the accounting treatment applied under the Fresh Start Accounting.

The Company is deemed to have issued the 11% Senior Notes on the Effective Date in one series that is initially limited to $120,000 aggregate principal amount of 11% Senior Notes. However, none of the 11% Senior Notes had been distributed as of September 30, 2002. In October 2002, the Company distributed $120,000 in aggregate principal amount of the 11% Senior Notes, which included $1,968 in aggregate principal amount of Senior Notes placed in reserve in escrow pursuant to a Stipulation and Order entered into with the lead plaintiffs in the class action lawsuit described in Note 19.

The 11% Senior Notes will mature on May 1, 2008. The 11% Senior Notes bear interest at 11% per annum, payable annually in May of each year, commencing on May 1, 2003. Interest on the 11% Senior Notes for the first two year period following the initial date of issuance is payable in kind by the issuance of additional notes with terms identical to the 11% Senior Notes (other than the date of issuance) in a principal amount equal to the interest payment then due. For the two year period thereafter, interest is payable in cash or, at the Company's option when authorized by its board of directors, in additional notes with terms identical to the 11% Senior Notes (other than the date of issuance), or in any combination of cash and additional notes. For the remaining two years until maturity, interest is payable in cash.

The 11% Senior Notes were issued under an indenture dated as of April 23, 2002 (the "Indenture"), among the Company, HSBC Bank USA, as trustee (the "Trustee") and Bluestreak Digital, Inc., Gamenet Corporation, NAFT Computer Service Corporation, NAFT International Ltd., PFM Communications, Inc., GRE Consulting, Inc., 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, Comstar.net, Inc. and Comstar Telecom & Wireless, Inc., as the initial Subsidiary Guarantors. See Note 22 for additional disclosures related to the Subsidiary Guarantors. During 2003, the Company merged each of these subsidiary guarantors, other than 415 Greenwich GC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, with into the Company. Under the terms of the Indenture, the guarantees by 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC and 415 Greenwich GC MM, LLC ceased to be effective upon the sale of the Property (See
Note 8).

Each holder of the 11% Senior Notes will have the right to require the Company to repurchase all or a portion of its 11% Senior Notes for a purchase price equal to 101% of the principal amount of that holder's 11% Senior Notes plus accrued and unpaid interest to the date of repurchase in the event that:

o Subject to certain exceptions, any person, entity or group of persons or entities becomes the beneficial owner, directly or indirectly, of 50% or more of the Company's outstanding voting securities;

o At any time during the two-year period following the distribution of the 11% Senior Notes, the individuals that comprise a majority of the Company's board of directors on the date of distribution of the 11% Senior Notes, plus any new directors elected to the Company's board of directors during this two-year period, cease to comprise a majority of the Company's board of directors;

o Subject to certain exceptions, the Company consolidates with or merges with or into another entity, the Company sells or leases all or substantially all of its assets to another entity or any entity consolidates with or merges with or into the Company, in each case pursuant to a transaction in which the Company's outstanding voting securities are changed into or exchanged for cash, securities or other property, unless no person, entity or group of persons or entities owns, immediately after the transaction, more than 50% of the Company's outstanding voting stock,

The Company does not believe that the proposed merger with Neon will constitute a change in control given the overlapping ownership between the Company and Neon.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


The Indenture contains a number of covenants that impose significant operating and financial restrictions on the Company and its subsidiaries. These restrictions significantly limit, and in some cases prohibit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens on assets, enter into business combinations or engage in certain activities with subsidiaries. As of September 30, 2004 and 2003, the Company was in compliance with the material operating and financial restrictions imposed upon the Company contained in the Indenture.

During the year ended September 30, 2003, the Company repurchased in the open market for $14,612 a portion of its outstanding 11% Senior Notes, which had a principal value of approximately $19,074 and associated accrued interest of $1,561. As a result of the repurchase the Company recorded a gain on discharge of debt in the amount of $6,023. During the year ended September 30, 2003 the Company issued an additional $11,298 in 11% Senior Notes as payment of accrued interest on the 11% Senior Notes.

On October 3, 2003, the Company repurchased in the open market for $5,583 a portion of its outstanding 11% Senior Notes, which had a principal value of $7,000 and associated accrued interest of $330. As a result of the repurchase the Company recorded a gain on discharge of debt in the amount of $1,747. On March 3, 2004, following the sale of the Property, the Company used approximately $44,000 to repurchase $40,274 in principal amount of its outstanding 11% Senior Notes at par value plus accrued interest in the amount of $3,716 (See also Note 8). During the year ended September 30, 2004 the Company issued an additional $7,155 in 11% Senior Notes as payment of accrued interest on the 11% Senior Notes.

15. MORTGAGE PAYABLE

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

Future mortgage payments due under as of September 30, 2004 are as follows:

YEAR ENDING SEPTEMBER 30,
-------------------------
2005..............................................      $    2,142
2006..............................................           2,142
2007..............................................           2,142
2008..............................................           2,142
2009..............................................           2,142
Thereafter .......................................          23,269
Less: Amount representing interest................         (14,067)
                                                       ------------
Present value of net mortgage payments............          19,912
Less: Principal Current Portion...................            (306)
                                                       ------------
Long-term Portion.................................      $   19,606
                                                       ============

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


16. STOCKHOLDERS' EQUITY

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

STOCK OPTION PLANS

On March 14, 2003, the Company's board of directors approved the 2003 Stock Option Plan (the "2003 Plan"). The 2003 Plan provides for the grant of stock options to purchase up to 1,828,889 shares of the Company's common stock to any employee, officer, director, or consultant of the Company at an exercise price equal to at least the fair market value at the date of grant. All options granted under the 2003 Plan shall terminate no later than ten years from the date of grant, 50% of options granted under the 2003 Plan vest ratably over a period of up to 3 years with certain acceleration clauses while the remainder of the 50% vest upon meeting certain financial conditions. As of September 30, 2004 644,036 options are available for future grants. While the 2003 Plan was approved by the Company's stockholders during the annual stockholders meeting in February 2004 all prior grants approved by the Company's board of directors were considered as granted for accounting purposes.

Outstanding options, which are subject to meeting certain financial conditions, are accounted for in accordance with FIN 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25". These options are subject to variable accounting and are valued quarterly over their respective periods until all performance goals are satisfied or until the options are vested, forfeited or cancelled. For the year ended September 30, 2004 the Company recorded deferred stock compensation of $30 and a non-cash charge of $22 representing the amortization of deferred stock compensation of $22. These balances were based on the amount by which the common stock closing price at September 30, 2004 exceeded the exercise price of the unvested variable options. As of September 30, 2003 the closing price of the common stock was below the exercise price and accordingly the Company did not record any expense in respect of unvested variable options for the year ended September 30, 2003.

Until the Effective Date the Company's shareholders approved several options plans. As a result of the Company's reorganization, all outstanding options and warrants granted under those plans were cancelled and such plans were considered void as of the Effective Date.

Summary Stock Option Activity

The following table summarizes stock option information with respect to all stock options for the three years ended September 30, 2003:

                                                                NUMBER OF       WEIGHTED AVERAGE
                                                                 SHARES          EXERCISE PRICE
                                                               ------------     ----------------
Options outstanding, October 1, 2001 .........................  10,394,781       $        8.66
   Granted                                                       3,219,200                0.45
   Canceled                                                     (3,592,723)               5.83
                                                               ------------
Options outstanding, April 30, 2002 ..........................  10,021,258       $        7.03
   Canceled                                                    (10,021,258)               7.03
                                                               ------------
Options outstanding, May 1, 2002 and September 30, 2002 ......          --       $          --
   Granted                                                       1,355,976                3.04
   Canceled                                                       (254,220)               3.04
                                                               -----------
Options outstanding, September 30, 2003 ......................   1,101,756       $        3.04
   Granted                                                         175,000                4.10
   Canceled                                                        (91,903)               3.04
                                                               ------------
Options outstanding, September 30, 2004 ......................   1,184,853       $        3.20
                                                               ============


                                      F-31

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


The weighted average fair value of options granted was $3.41 and $1.89 for the years ended September 30, 2004 and 2003, respectively, and $0.41 for the seven months ended April 30, 2002.

On March 14, 2003, the Company's board of directors approved the sale to Communication Technology Advisors, LLC ("CTA") of a fully vested warrant exercisable for 500,000 shares of the Company's common stock at an exercise price of $3.00 per share. CTA provides consulting services to the Company and was a related party until June 24, 2003 (See Note 21). During January 2004, CTA purchased the warrants for $25. Following the purchase of the warrant, it will be immediately exercisable for a period of 10 years from the date of issuance. Since CTA is a provider of services to the Company the value of the warrant is expensed as determined by using the Black Scholes valuation model. The assumptions used in the Black- Scholes model include the risk free rate of 2.92%, volatility of 133%, no dividend yield, a contractual life of 10 years and an expected life of five years with a fair market value of $2.50. The fair value of the warrant of $ 1,050 was expensed as part of SG&A during the year ended September 30, 2003. The CTA warrant is not included in the aforementioned table.

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

17. 401(K) PLAN

The Company offers its eligible U.S. employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of
Section 401(k) of the Internal Revenue Code ("the 401(k) Plan"). Each employee is eligible to contribute, on a tax-deferred basis, a portion of annual earnings not to exceed certain federal income tax limitations. The Company made discretionary contributions for all eligible employees who contribute to the 401(k) Plan in an amount not exceeding 50% of each participant's first 4% of compensation contributed as elective deferrals for the Plan year. The Company contributed approximately $110 to the 401(k) Plan during the period ended April 30, 2002. The Company ceased making contributions to the 401(k) Plan effective January 1, 2002.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


18. INCOME TAXES

The Company accounts for income taxes under SFAS. No. 109, "Accounting for Income Taxes". This statement applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities with respect to the expected future tax consequences of events that have been recognized in the consolidated financial statements and the Company's tax returns.

The provision for income taxes for the periods below differs from the amount computed by applying the federal statutory rate due to the following:

                                                                                                     PREDECESSOR
                                                              SUCCESSOR COMPANY                        COMPANY
                                              --------------------------------------------------    -------------
                                                                                   FIVE MONTHS       SEVEN MONTHS
                                               YEAR ENDED        YEAR ENDED           ENDED              ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,       APRIL 30,
                                                  2004              2003               2002              2002
                                              -------------     -------------      -------------    -------------
 Statutory Federal income tax rate......          (35)%             (35)%              (35)%              35%
 State and local taxes, net of Federal
     benefit............................          (10)%             (10)%              (10)%              14%
 Other:                                            --                --                 --                 5%

 Valuation Allowance. ..................           45%               45%                45%              (54)%
 Effective income tax rate..............           --                --                 --                --

Significant components of the deferred tax assets and liabilities are as follows:

                                                          SUCCESSOR COMPANY
                                                  ----------------------------------
                                                            SEPTEMBER 30,
                                                  ----------------------------------
                                                       2004                2003
                                                  --------------       -------------
Deferred tax assets:
Net operating loss carryforwards.............     $      85,222        $     48,318
Restructuring reserve........................                --                 364
Allowance for doubtful accounts..............               516                 589
Depreciation and amortization................            31,323              46,771
Deferred rent................................               373                 219
Deferred revenue.............................               272                 783
Other........................................                11                  31
                                                  --------------       -------------
Total deferred tax assets                               117,717              97,075
Less: valuation allowance....................          (117,717)            (97,075)
                                                  --------------       -------------
Total net deferred tax assets                     $          --        $         --
                                                  ==============       =============

The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal income tax loss carryforwards of approximately $173,158 at September 30, 2004. These income tax loss carryforwards expire through 2024. The U.S. Federal income tax loss carryforwards were reduced upon emergence from bankruptcy due to the Internal Revenue Code's rules and regulations related to the cancellation of indebtedness income that is excluded from taxable income. Since the Plan provided for substantial changes in the Company's ownership, the Company's use of its net operating loss carryforward may be limited. The Company has not yet determined the impact, if any that changes in ownership have had on net operating loss carryforwards. As of September 30, 2004, the Company also has net operating loss carryforwards of approximately $24,335 from its United Kingdom Subsidiaries, which do not expire under U.K. tax rules. For financial reporting purposes, income tax benefits through September 30, 2004 related to both U.S. Federal and foreign income tax losses are fully offset by a valuation allowance due to the uncertainty of the Company's ability to realize income tax benefits by generating taxable income in the future.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


The Company's emergence from bankruptcy in fiscal 2002 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for the Company's tax reporting and therefore, deferred tax items were recognized concurrently with the recognition of the respective fresh start accounting adjustments. In addition pursuant to SOP No. 90-7, reversals of the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce intangibles until exhausted and thereafter are reported as additional paid in capital as opposed to income tax expense. The balance of the valuation allowance for which this treatment is required was approximately $80,400 at September 30, 2004 and 2003.

19. COMMITMENTS AND CONTINGENCIES

Leases

The Company has minimum monthly usage/maintenance levels with certain of its telecommunications carriers expiring in various years through 2009. The Company also leases certain of its facilities and various equipment under non-cancelable operating leases expiring in various years through 2017. Total lease expense for under operating leases for the year ended September 30, 2004, the year ended September 30, 2003, the seven months ended April 30, 2002 and for the five months ended September 30, 2002 was $6,502, $5,800, $6,101 and $2,993,
respectively.

Future minimum payments due under these operating leases and telecommunications carrier usage commitments as of September 30, 2004 are as follows:

YEAR ENDING SEPTEMBER 30,            TELECOM          LEASES          TOTAL
-----------------------------    -------------    ------------    --------------
2005.........................     $     9,738     $     6,777     $      16,515
2006.........................           7,947           6,863            14,810
2007.........................           3,962           6,810            10,772
2008.........................           3,842           6,826            10,668
2009.........................              75           6,875             6,950
Thereafter...................              --          41,878            41,878
                                 -------------    ------------    --------------
Total                             $    25,564     $    76,029     $     101,593
                                 =============    ============    ==============

Capital Lease Obligation

Future minimum lease payments due under capital leases as of September 30, 2004 are as follows:

YEAR ENDING SEPTEMBER 30,
-------------------------
2005..............................................      $      249
2006..............................................             121
Less: Amount representing interest................             (--)
                                                        -----------
Present value of net minimum lease payments.......             370
Less: Principal Current Portion...................            (249)
                                                        -----------
Long-term Portion.................................      $      121
                                                        ===========

Rentals Due From Third Parties

As of September 30, 2004, we leased to third parties office space in our New York building for periods ranging between two to six years and subleased space in our London offices for periods ranging between three to ten years. Lease income for the year ended September 30, 2004 and 2003 was approximately $1,640 and $430. Lease income for the five months ended September 30, 2002 and the seven months ended April 30, 2002 were immaterial.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


As of September 30, 2004, future minimum rental and sublease income are as follows:

YEAR ENDING SEPTEMBER 30,
-----------------------------
2005.........................         $   1,645
2006.........................             1,720
2007.........................             1,308
2008.........................               957
2009.........................               760
Thereafter...................             2,112
                                      ----------
Total                                 $   8,502
                                      ==========

Letters of Credit

As of September 30, 2003 the Company had collateralized letters of credit aggregating to $2,600. The related funds are included in restricted cash and investments on the accompanying consolidated balance sheet for September 30, 2003. Following the payment of the long-term note payable in April 2004, the collateral was cancelled, see also Note 13.

Employment and Other Contractual Agreements

Peter K. Stevenson

Effective April 15, 2002, the Company entered into an employment agreement with Peter K. Stevenson for his services as the Company's President and Chief Executive Officer. Mr. Stevenson's employment agreement expired in July 2003, and was extended until July 31, 2004 subject to extension for successive six month periods with the mutual consent of Globix and Mr. Stevenson. Mr. Stevenson's base salary is $308 per year. Mr. Stevenson is also eligible for an annual bonus equal to up to 50% of his base salary which is contingent upon the Company meeting certain performance targets and a bonus contingent on the success the Company may have in the purchase or sale of certain assets or disposition or acquisition of certain business in sums to be determined by the Company's compensation committee. In addition, under the terms of Mr. Stevenson's employment agreement, Mr. Stevenson was granted options to acquire 548,667 shares of the Company's common stock. As of September 30, 2004 and 2003 all of Mr. Stevenson's options were fully vested.

Mr. Stevenson's employment agreement provides that in the event that the Company terminates his employment for any reason other than cause, if Mr. Stevenson terminates his employment for good reason or if Mr. Stevenson's employment terminates as a result of his death or permanent disability, then Mr. Stevenson is entitled to a years' salary.

Contingencies

On January 28, 2002, a derivative suit was filed in the United States District Court for the Southern District of New York against the Company, as nominal defendant, and certain of our current and former directors and officers. The action is entitled Susan Boney, Individually and Derivatively on behalf of Nominal Defendant Globix Corp, Plaintiff v. the named former Board of Directors (pre-Bankruptcy), Defendants and Globix Corp, a Delaware Corporation, Nominal Defendant. Plaintiffs brought the action against the former board and certain executives seeking damages and expenses for breach of fiduciary duty for violations of federal and state securities laws alleging misrepresentations of Globix's financial performance from 2000 through 2001. We believe that the allegations in this lawsuit are without merit and we intend to vigorously defend against them. In addition, the plaintiff has not pursued her claims since the filing of the lawsuit. Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows.

On August 12, 2004, the United States District Court for the Southern District of New York approved the settlement of a class action lawsuit entitled In re Globix Corp Securities Litigation, No. 02-CV-00082. This lawsuit named as defendants Globix and our former officers Marc Bell, Peter Herzig (who remains a director of Globix) and Brian Reach, and asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001. The lawsuit alleged that the defendants failed to disclose the true state of the Company's financial condition during this period. Under the settlement, which remains subject to appeal, the Company has agreed to pay $3,500 (all of which would be covered by insurance) to settle all claims against it. A motion for reconsideration of the fee award has been filed by those plaintiffs' law firms whose fees were not included in the settlement. Although there can be no assurance as to the outcome of the motion, the Company does not believe that the ultimate liabilities, if any, resulting from this appeal will have a material adverse impact on our business, financial condition, results of operations or cash flows.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


On June 25, 2002, we entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit. The Stipulation and Order provides that 229,452 shares of our common stock and $1,968 in aggregate principal amount of the 11% Senior Notes will be held in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10,000 or greater) or a portion of (in the event that this excess is less than $10,000) the shares of our common stock and the 11% Senior Notes being held in escrow. Based on the court approval of the settlement agreement, the Company does not believe that the shares of common stock and 11% Senior Notes that are being held in escrow are likely to be distributed to the class action litigants and their attorneys.

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

On February 6, 2003, a putative derivative suit was filed in New York State Supreme Court (County of New York) against the Company, as nominal defendant, and Lehman Brothers Inc., Chase Securities, Inc., Credit Suisse First Boston Corporation, Merrill Lynch Pierce Fenner & Smith Incorporation, Salomon Smith Barney Inc. and ABN Amro Securities LLC (as successor to ING Barings, LLC), the initial purchasers in our February 2000 offering of the 12.5% Senior Notes. The suit alleges that the underwriting discount granted to the initial purchasers of the 12.5% Notes violated Section 5-531 of the New York General Obligations Law, which limits the amount that can be charged by a loan broker. On March 6, 2003, the plaintiff and the initial purchasers entered into a tolling agreement that would result in the dismissal of the action without prejudice pending action on a motion to dismiss an amended complaint submitted in a similar case involving debt securities issued by another corporation. On March 13, 2003, the court dismissed the action without prejudice. On July 17, 2003, the plaintiff and the initial purchasers extended their tolling agreement to allow the plaintiff to re-file a complaint against the Company at any time during a period of ten days following the disposition on appeal in the case involving the other corporation. On February 2, 2004, the case against the other corporation was decided against the plaintiff and accordingly no further action has been taken against the Company.

On November 12, 2003, the Company was served with a complaint filed in the United States Court for Southern District of New-York, entitled Alfred G. Binford v. Globix Corporation, alleging breach of contract claims related to the failure to make payments under an employment letter, as amended, seeking damages in the amount of $2,113. Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows. The Company has accrued its estimated liability. A court date is expected in the second quarter of fiscal 2005.

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

                                                                                                          PREDECESSOR
                                                                    SUCCESSOR COMPANY                       COMPANY
                                                   -------------------------------------------------     -------------
                                                                                        FIVE MONTHS       SEVEN MONTHS
                                                    YEAR ENDED        YEAR ENDED           ENDED              ENDED
                                                   SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,        APRIL 30,
                                                       2004               2003             2002               2002
                                                   -------------     -------------     -------------     -------------
Revenues:
      United States ..........................     $     35,537      $     36,833      $     20,410      $     37,747
      Europe (mainly the United Kingdom) .....           25,653            23,344            10,313            13,526
                                                   -------------     -------------     -------------     -------------
      Consolidated ...........................     $     61,190      $     60,177      $     30,723      $     51,273
                                                   =============     =============     =============     =============

Operating income (loss):
      United States ..........................     $    (37,755)     $    (22,631)     $    (15,069)     $    (54,433)
      Europe (mainly the United Kingdom) .....            3,880             4,230               (39)          (29,150)
                                                   -------------     -------------     -------------     -------------
      Consolidated ...........................     $    (33,875)     $    (18,401)     $    (15,108)     $    (83,583)
                                                   =============     =============     =============     =============

Long-lived assets:
      United States ..........................     $     64,978      $    137,279      $    148,559
      United Kingdom .........................           25,844            25,351            26,151
                                                   -------------     -------------     -------------
      Consolidated ...........................     $     90,822      $    162,630      $    174,710
                                                   =============     =============     =============


Although the Company operates in one operating segment, there are 4 major service lines as detailed in the table below. Data for fiscal year 2002 has not been provided due to impracticability.

                                                                 SUCCESSOR COMPANY
                                                          -----------------------------
                                                           YEAR ENDED      YEAR ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                                              2004            2003
                                                          -------------   -------------
Internet Hosting and Co-Location.....................     $     23,760    $     26,048
Managed Services.....................................           18,996          13,342
Network Services and Internet Access.................           17,483          19,034
Hardware and Software Sales, DSL and Other ..........              951           1,753
                                                          -------------   -------------
Revenue, net                                              $     61,190    $     60,177
                                                          =============   =============


                                      F-37

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

Under this agreement, the Company engaged CTA to act as the Office of the Chief Restructuring Officer, providing the Company with a wide range of business advisory services. As consideration for the services provided by CTA, the Company pays CTA a monthly fee of $65. The Company also reimburses CTA for its out-of-pocket expenses incurred in connection with rendering services to the Company during the term of the agreement. In addition to the monthly fee and expense reimbursement, CTA is also entitled to a success fee in the amount of $1,500 upon the achievement of certain success milestones. On August 14, 2004, CTA waived any rights that it might have to the success fee with respect to the proposed merger with Neon and accordingly no accrual for the success fee was required as of September 30, 2004.

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

Neither CTA, nor any of its principals or affiliates as of September 30, 2002 or thereafter was a stockholder of the Company, nor does it hold any debt of the Company (other than indebtedness as a result of consulting fees and expense reimbursement owed to CTA in the ordinary course under its existing agreement with the Company). See Note 16 for warrant granted by the Company to CTA.

>From September 2002 through December 2002, CTA subleased office space from Net One Group, Inc., a company founded by Mr. Stevenson. CTA paid a total of $4.8 in rent to Net One Group under the sublease.

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

For the years ended September 30, 2004 and 2003, the Company recorded in respect of CTA, consulting expenses and reimbursement of expenses of $827 and $810, respectively. Although CTA continues to provide the Company with ongoing consulting services, it is no longer considered a related party as of September 30, 2004 and 2003.

BONUSES PAYMENT AS PART OF THE SALE OF THE PROPERTY

As part of the sale of the Property (See Note 8), the Company paid bonuses of $450 to certain of the Company's Executive Officers and employees, which included a $169 payment to the Chairman of the Board of Directors for his contributions in connection with the sale and $169 payment to the Company's Chief Executive Officer.

LIFE INSURANCE AND DISABILITY FOR PETER K. STEVENSON

Peter K. Stevenson, the Company's President and Chief Executive Officer, receives life insurance and disability insurance benefits in excess of the benefits that are offered to the Company's other employees. These benefits are payable to an entity controlled by Mr. Stevenson. The premiums for these benefits totaled $6.3 for the five month period ended September 30, 2002. No further amounts were paid during fiscal years 2003 and 2004. These benefits were approved by a majority of the Company's disinterested directors.

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


22. GUARANTEES

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

Guaranty to the Investor

As part of the sale of the Property (See Note 8), the Company guaranteed to indemnify and hold the Investor harmless from any adverse consequences, that the Investor may suffer by reason of any non-compliance by the Company, that directly impaired his ability to use the Historic Tax Credits ("HTC"), associated with the Property. The guaranty is limited to the amount of the HTC used by the Investor estimated at approximately $10,160. The Company estimated the fair value of the guaranty as immaterial based on a discounted cash-flow model.

Subsidiary Guarantors

Under the terms of the indenture governing the 11% Senior Notes, the following subsidiaries of the Company have fully and unconditionally and jointly and severally guaranteed the full and prompt performance of the Company's obligations under the 11% Senior Notes and the Indenture, including the payment of principal of and premium, if any, on and interest on the 11% Senior Notes:
Bluestreak Digital, Inc., Gamenet Corporation, Naft Computer Service Corporation, Naft International Ltd., PFM Communications, Inc., GRE Consulting, Inc., 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, Comstar.Net, Inc. and Comstar Telecom & Wireless, Inc. The Company merged each of these subsidiary guarantors, other than 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC and 415 Greenwich GC MM, LLC, with and into the Company. Under the terms of the Indenture, the guarantees by 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC and 415 Greenwich GC MM, LLC ceased to be effective upon the sale of the Property (See Note 8).

23. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, cash equivalents, restricted cash, receivables, payables, and current portion of capital lease obligation and mortgage payable included in the consolidated balance sheets approximate their fair value due to the their short-term maturity.

The fair value of marketable securities and investments are based on quoted market prices.

The fair market value of the 11% Senior Notes as of September 30, 2004 is approximately $58,000 based on the repurchase price paid by the Company on October 3, 2003 and current bids the Company received from unaffiliated parties to buy-back their 11% Senior Notes (see Note 14).

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


24. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               SUCCESSOR COMPANY
                                                        -------------------------------------------------------------------
                                                                                  QUARTER ENDED
                                                        -------------------------------------------------------------------
                                                         DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                             2003             2004              2004              2004
                                                        -------------     -------------     -------------     -------------
Net revenues ......................................     $     14,385      $     15,029      $     15,729      $     16,047
Operating costs and expenses:
   Cost of revenues (excluding depreciation,
    amortization, payroll and occupancy shown
    below) ........................................            4,876             4,974             4,935             4,962
   Selling, general and administrative ............           10,944            10,740            10,870            10,964
   Loss on impairment of assets ...................           17,313               659                --                --
   Depreciation and amortization ..................            3,371             3,473             3,519             3,465
                                                        -------------     -------------     -------------     -------------
Total operating costs and expenses ................           36,504            19,846            19,324            19,391
Loss from operations: .............................          (22,119)           (4,817)           (3,595)           (3,344)
   Interest and financing expense, net ............           (3,274)           (2,921)           (2,366)           (2,364)
   Other income (expense) .........................              297               899               412                59
   Gain on debt discharge .........................            1,747                --                --                --
                                                        -------------     -------------     -------------     -------------
Loss before income taxes ..........................          (23,349)           (6,839)           (5,549)           (5,649)
Income tax expense ................................               --                35                21               (56)
                                                        -------------     -------------     -------------     -------------
Net loss attributable to common stockholders ......     $    (23,349)     $     (6,874)     $     (5,570)     $     (5,593)
                                                        =============     =============     =============     =============
Basic and diluted loss per share attributed to
 common stockholders ..............................     $      (1.42)     $      (0.42)     $      (0.34)     $      (0.34)
                                                        =============     =============     =============     =============


                                                                               SUCCESSOR COMPANY
                                                        -------------------------------------------------------------------
                                                                                  QUARTER ENDED
                                                        -------------------------------------------------------------------
                                                         DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                             2002             2003              2003              2003
                                                        -------------     -------------     -------------     -------------
Net revenues ......................................     $     16,480      $     15,368      $     14,519      $     13,810
Operating costs and expenses:
   Cost of revenues (excluding depreciation,
    amortization, payroll and occupancy shown
below) ............................................            5,624             5,274             4,601             4,491
   Selling, general and administrative ............           11,891            12,570             9,253            10,716
   Restructuring charges ..........................                                 --                --            (1,020)
   Depreciation and amortization ..................            3,727             4,116             4,057             3,623
                                                        -------------     -------------     -------------     -------------
Total operating costs and expenses ................           21,242            21,960            17,911            17,810
                                                        -------------     -------------     -------------     -------------
   Other operating income .........................                                345
Loss from operations: .............................           (4,762)           (6,247)           (3,392)           (4,000)
   Interest and financing expense, net ............           (3,516)           (3,214)           (3,463)           (3,769)
   Other income (expense) .........................              182               204               220               626
   Gain on debt discharge .........................            2,727             2,044             1,154                98
   Minority interest in subsidiary ................              108               120               105              (333)
                                                        -------------     -------------     -------------     -------------
Net loss before income taxes ......................           (5,261)           (7,093)           (5,376)           (7,378)
Income tax expense ................................                                                                    167
                                                        -------------     -------------     -------------     -------------
Net loss attributable to common stockholders ......     $     (5,261)     $     (7,093)     $     (5,376)     $     (7,545)
                                                        =============     =============     =============     =============
Basic and diluted loss per share attributed to
 common stockholders ..............................     $      (0.32)     $      (0.43)     $      (0.33)     $      (0.46)
                                                        =============     =============     =============     =============


                                                            F-40

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  COLUMN A                        COLUMN B              COLUMN C              COLUMN D       COLUMN E
 -----------------------------------------      -------------   -----------------------     ------------   -----------
                                                                        ADDITIONS
                                                                -----------------------
                                                 BALANCE AT     CHARGES TO     CHARGES                     BALANCE AT
                                                BEGINNING OF    COSTS AND      TO OTHER                      END OF
                                                   PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS       PERIOD
                                                ------------    ----------     --------     ----------     ----------
 Allowance for Doubtful Accounts

 Predecessor Company (October 1,
 2001 to April 30, 2002) .................         8,052          4,284           94          (9,618)         2,812

 Successor Company (May 1, 2002
 to September 30, 2002) ..................         2,812          1,904           80          (2,231)         2,565

 Successor Company (October 1,
 2002 to September 30, 2003) .............         2,565          1,997           24          (1,940)         2,646

 Successor Company (October 1,
 2003 to September 30, 2004) .............         2,646            780           24          (1,202)         2,248


 Deferred Tax Valuation Allowance

 Predecessor Company (October 1,
 2001 to April 30, 2002) .................       167,421         40,400       66,021        (193,402)        80,440

 Successor Company (May 1, 2002
 to September 30, 2002) ..................        80,440          9,737           --              --         90,177

 Successor Company (October 1,
 2002 to September 30, 2003) .............        90,177          6,898           --              --         97,075

 Successor Company (October 1,
 2003 to September 30, 2004) .............        97,075         20,642           --              --        117,717
