Form 10-K/A
period 2003-09-30
GLOBIX CORP
filed 2005-01-18
CIK 1003111

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 2

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

                                EXPLANATORY NOTE:

         This Amendment No. 2 on Form 10-K is being filed to amend Part III Item 9A. of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003, filed on December 18, 2003 (the "Original 10-K") as amended by Amendment No. 1 to the Original 10-K filed on December 7, 2004 ("Amendment No. 1"). This Amendment No. 2 does not otherwise alter the disclosures set forth in the Original 10-K or Amendment No. 1 and does not reflect events occurring after the filing of the Original 10-K. This Amendment No. 2 is effective for all purposes as of the date of the filing of the Original 10-K.

================================================================================
                               GLOBIX CORPORATION



ITEM 9A. CONTROLS AND PROCEDURES

Following the Company's emergence from bankruptcy effective April 25, 2002, the Company faced many challenging and complex accounting and financial reporting issues, including fresh start accounting, restructuring and the restatement of amounts in its financial statements for the quarter ended March 31, 2002. In addition, the Company experienced significant turnover in its financial reporting staff, as well as limited management resources. The Company fell behind in its SEC reporting for the year ended September 30, 2002, and experienced difficulty in catching up with its filing obligations for the year ended September 30, 2002 while fulfilling its responsibilities for the year ended September 30, 2003. The combined effect of these challenges placed a strain on the Company's internal accounting resources in summer 2003 and resulted in further delays in the preparation and filing of periodic reports that were filed in summer 2003. The strain on the Company's internal accounting resources and the delays in the preparation and filing of periodic reports created material weaknesses in its accounting and internal control environment in summer 2003.

In order to resolve the problems described above, the Company hired a new Senior Accountant in May 2003, a new Controller in July 2003, a new Manager of External Reporting in October 2003 and a new Senior Accountant in November 2003. In addition, beginning in January 2004, the Company returned to a normal recurring closing timetable that includes formal management reviews and a monthly financial reporting package. Finally, by completing its fiscal 2002 reporting, the Company significantly reduced the burden on its internal accounting staff.

Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that the material weaknesses in the Company's internal control over financial reporting described above caused the Company's disclosure controls and procedures to be ineffective and that these material weaknesses have been addressed through the steps outlined above. Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that, following the implementation of the steps outlined above, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules promulgated by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, however, can provide only reasonable assurance of achieving the desired control objectives. Except as noted above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: January 14, 2005                        GLOBIX CORPORATION


                                              /s/ Peter K. Stevenson
                                              ----------------------------------
                                              Peter K. Stevenson
                                              President, Chief Executive Officer