Form 10-Q/A
period 2003-12-31
GLOBIX CORP
filed 2005-01-18
CIK 1003111

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ________

                                   FORM 10-Q/A
                                    ________

                                 Amendment No. 2

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

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q is being filed to amend Part I Item 4. of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003, filed on February 4, 2004 (the "Original 10-Q") as amended by Amendment No. 1 to the Original 10-Q filed on December 7, 2004 ("Amendment No. 1"). This Amendment No. 2 does not otherwise alter the disclosures set forth in the Original 10-Q or Amendment No. 1 and does not reflect events occurring after the filing of the Original 10-Q. This Amendment No. 2 is effective for all purposes as of the date of the filing of the Original 10-Q.

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

Based on their evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded the material weaknesses in the Company's internal control over financial reporting described above caused the Company's disclosure controls and procedures to be ineffective and that these material weaknesses have been addressed through the steps outlined above. Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that, following the implementation of the steps outlined above, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules promulgated by the SEC and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, however, can provide only reasonable assurance of achieving the desired control objectives. Except as noted above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  January 14, 2005

                                           /S/ PETER K. STEVENSON
                                           -------------------------------------
                                           Peter K. Stevenson
                                           President and Chief Executive Officer