Form 10-K/A
period 2004-09-30
GLOBIX CORP
filed 2005-01-28
CIK 1003111

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004
                           COMMISSION FILE NO. 1-14168

                               GLOBIX CORPORATION
                               ------------------
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

         As of March 31, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the Over the Counter Bulletin Board Market, was approximately $45.8 million (calculated by excluding shares owned beneficially by directors and named executive officers).

         Number of shares of registrant's common stock outstanding as of December 15, 2004 was 16,460,000.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|


                   DOCUMENTS INCORPORATED BY REFERENCE: None.
================================================================================

                               GLOBIX CORPORATION

                                FISCAL YEAR 2004
                                   FORM 10K/A

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

EXPLANATORY NOTE...............................................................1

PART III.......................................................................1

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............1

     ITEM 11.  EXECUTIVE COMPENSATION..........................................5

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................9

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................13

     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................13

PART IV.......................................................................14

     ITEM 15.  EXHIBITS.......................................................14

EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K is being filed to amend Items 10 through 14 of Part III of Globix's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed on December 17, 2004 (the "Original 10-K"). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-K and does not reflect events occurring after the filing of the Original 10-K. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is the name, age as of January 20, 2005, and a brief account of the business experience of each person who is a director of Globix.

             Name                           Age                    Position
             ----                           ---                    --------
         Peter K. Stevenson                 44        President, Chief Executive Officer and Director
         Peter L. Herzig (1)                41        Vice Chairman of the Board of Directors
         Steven Lampe                       45        Director
         Steven G. Singer                   43        Chairman of the Board of Directors
         Raymond L. Steele (1)              69        Director
         Peter Brodsky                      34        Director
         Steven Van Dyke (1)                45        Director

(1) Member of the Audit Committee

OUR BOARD OF DIRECTORS

         The number of directors on our board of directors is seven. Our directors are elected at each annual stockholders' meeting, and serve until the next annual stockholders' meeting or the election and qualification of their respective successors. Five of the current members of our board of directors were selected in accordance with the terms of the plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code approved April 8, 2002 to serve as the directors of Globix following the effective date of the plan. Mr. Steele was appointed to our board of directors in June 2003. Mr. Van Dyke was appointed to our Board of Directors by our current board of directors in October 2002. The board of directors met 12 times in fiscal year 2004.

         Peter K. Stevenson joined Globix as president and chief executive officer in April 2002 and also serves as a member of our board of directors. Mr. Stevenson has over 20 years of experience in the communications industry. Prior to joining Globix, Mr. Stevenson was a senior consultant to Communication Technology Advisors LLC, from January 2002 through April 2002, a restructuring boutique focusing on distressed telecommunications companies through the provision of strategic planning advice, restructuring assistance and overall business advice. CTA currently provides Globix with a wide array of business advisory services. Mr. Stevenson is a founder of Net One Group, Inc., a northern Virginia based telecom investment and management company focused on developing and operating next generation broadband services networks. From January 2001 to January 2002, Mr. Stevenson served as a strategic advisor to the board of directors of Net Uno, one of the largest cable television, CLEC and ISP carriers in Venezuela. From January 1998 to December 2000, Mr. Stevenson was a corporate officer of Net Uno and president and chief operating officer of Net Uno's Data and Telephone Group. From February 1996 to June 1998, Mr. Stevenson was partner in, and vice president for, Wave International, an international telecommunications investment and management firm focused on developing companies in international markets. Mr. Stevenson graduated with a Bachelor of Science degree from Saint Francis University in Loretto, Pennsylvania.

         Peter L. Herzig has served as vice chairman of our board of directors since May 2002. From August 2001 through April 2002, Mr. Herzig served as our chief executive officer. Mr. Herzig joined Globix in October 2000, served as chief operating officer from March 2001 through August 2001 and served as senior vice president and chief operating officer-Application Services Group from October 2000 through March 2001. Prior to joining Globix, Mr. Herzig served as executive vice president and chief financial officer at iWon.com from March 2000 to October 2000, where his responsibilities included managing iWon's relationship with Globix. Prior to joining iWon.com, Mr. Herzig was a senior managing director and head of global capital markets services for Bear, Stearns & Co. Inc. from February 1998 through March 2000, where he provided strategic capital-structure advisory services to a broad spectrum of domestic and international clients, including many new media technology companies experiencing growth with the expansion of the Internet. Prior to Bear Stearns, Mr. Herzig worked at Goldman Sachs & Co. from July 1989 through February 1998. Mr. Herzig has a Bachelor of Arts degree from Dartmouth College and a Masters in Business Administration degree from Columbia University.

         Steven Lampe has been a director of Globix since April 2002. Mr. Lampe is a managing member of Lampe, Conway & Co. LLC, an investment management company which he co-founded in June 1999. Prior to his work at Lampe, Conway, Mr. Lampe managed Lone Star Securities Fund, a distressed investment fund, from June 1997 through June 1999. Prior to his employment with Lone Star, Mr. Lampe worked at Smith Management, a private investment company, from February 1988 through June 1997. Mr. Lampe has a Bachelor of Arts degree from Middlebury College and a Masters in Business Administration degree from Harvard University.

         Steven G. Singer has been a director of Globix since April 2002. Effective December 15, 2002, Mr. Singer became chairman of our board of directors. Mr. Singer is the chairman and chief executive officer of American Banknote Corporation, a publicly-traded corporation and 200 year-old global security printer of documents of inherent value, including currency, passports, credit cards, stock and bond certificates, and related products and services. On January 19, 2004 American Banknote Corporation filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Mr. Singer also serves as the non-executive chairman of the board of Motient Corporation, a publicly traded corporation, and as the Chapter 7 Trustee of American Pad & Paper Company. From 1993 through November 2000, Mr. Singer was the executive vice president and chief operating officer of Romulus Holdings, Inc., a family-owned investment vehicle, and, from 1994 through the present, has served as the chairman of Pure 1 Systems, a manufacturer and distributor of water treatment products. Mr. Singer has a Bachelor of Arts degree, summa cum laude, from the University of Pennsylvania and a Juris Doctor degree from the Harvard Law School.

         Raymond L. Steele has been a director of Globix since June 2003. Mr. Steele is a retired businessman. In addition to our company, Mr. Steele is a member of the board of directors of Dualstar Technologies Corporation and American Banknote Corporation. From August 1997 until October 2000, Mr. Steele served as a board member of Video Services Corp. Prior to his retirement, Mr. Steele held various senior positions such as executive vice president of Pacholder Associates, Inc. (from August 1990 until September 1993), executive advisor at the Nickert Group (from 1989 through 1990), and vice president, trust officer and chief investment officer of the Provident Bank (from 1984 through 1988).

         Peter S. Brodsky has been a director of Globix since October 2001. Mr. Brodsky is a partner of Hicks, Muse, Tate & Furst Incorporated and has been with Hicks Muse since 1995. At Hicks Muse, Mr. Brodsky has focused on Hicks Muse's media investments, specifically in radio, television, sports and software, and serves as a director of several of Hicks Muse's portfolio companies. Prior to joining Hicks Muse, Mr. Brodsky was employed in the investment banking department of CS First Boston Corporation in New York. In addition to Globix, Mr. Brodsky is a director of RCN Corporation, a publicly-traded company, and Activant Solutions, Inc. Mr. Brodsky received a Bachelor of Arts degree from Yale University.

         Steven A. Van Dyke has been a director of Globix since October 2002. Mr. Van Dyke is the founder and co-managing principal of Bay Harbour Management, L.C. Mr. Van Dyke joined Bay Harbour's predecessor firm in Louisville in 1986. Mr. Van Dyke purchased the predecessor firm in 1987 and transitioned it to one with a dedicated focus on distressed securities management. Mr. Van Dyke sold a minority interest in the predecessor firm in December 1996 and changed the name of the predecessor firm to Bay Harbour Management. Mr. Van Dyke currently serves on the board of directors of Barneys New York, Inc., American Banknote Corporation, a publicly traded corporation, and Buckhead America Corp. Mr. Van Dyke graduated from the University of Kentucky in 1981 with his Bachelor of Business Administration degree in Finance. He is a Chartered Financial Analyst, and is a member of The Financial Analysts Society of Central Florida and the Association for Investment Management and Research.

GLOBIX DIRECTORS' COMPENSATION

         Under our compensation program for directors, our directors are entitled to receive:

         o $2,000 per month for directors and $4,000 per month for the Chairman;

         o an additional $250 per month for service on the Compensation Committee of our board of directors (or $500 per month for the Chairman of the Compensation Committee);

         o an additional $500 per month for service on the Audit Committee of our board of directors (or $1,000 per month for the Chairman of the Audit Committee); and

         o an additional $1,000 for each board of directors or committee meeting in excess of four per year.


AUDIT COMMITTEE

         The current members of the Audit Committee are Messrs. Steele (chair), Herzig and Van Dyke. All of the members of the Audit Committee have been determined by the board of directors to be "independent" as defined under the rules of the NASDAQ Stock Market, Section 10A(m)(3) of the Securities Exchange Act of 1934 and the rules and regulations of the Securities and Exchange Commission, except Mr. Herzig who would not be deemed independent under the rules of the NASDAQ Stock Market because he served as our Chief Executive Officer from August 2001 through April 2002. All three members of the Audit Committee have been determined by the board of directors to be "financial experts" as defined by the Securities and Exchange Commission. The Audit Committee operates under a written charter adopted by the board of directors. This charter was amended and restated on July 1, 2003.

OTHER EXECUTIVE OFFICERS

                          Name                Age                        Position

         Robert M. Dennerlein                  45      Vice President and Chief Financial Officer
         H. Jameson Holcombe                   42      Senior Vice President, Operations, Chief Technology
                                                       Officer and Secretary
         John D. McCarthy                      40      Senior Vice President, Business Development and U.S.
                                                       Sales and Marketing
         Philip J. Cheek                       39      Managing and Finance Director of Globix U.K. Ltd.
         James C. Schroeder                    57      Vice President and General Counsel

         Robert M. Dennerlein joined Globix in January 2003 as vice president and corporate controller and became our chief financial officer on May 12, 2003. Prior to joining Globix, from August 2001 until January 2003, Mr. Dennerlein served as vice president and controller for OpNext, a global optical components joint venture created by a spinoff from Hitachi and a venture capital investment by Clarity Partners. From July 1999 until August 2001, Mr. Dennerlein served as the director of accounting and external reporting for Agere Systems (formerly the Microelectronics division of Lucent Technologies). From June 1992 until July 1999, Mr. Dennerlein held various management positions at International Specialty Products, a global specialty chemicals manufacturer. He served as senior director, ISP Financial Services from July 1997 until July 1999 and prior to that controller, ISP International Operations from May 1995 until July 1997. Mr. Dennerlein is a Certified Public Accountant and received a Masters in International Business degree from Seton Hall University. He also holds a Bachelor of Science in Accounting from Seton Hall University.

         H. Jameson Holcombe joined Globix in July 2002 as senior vice president of operations, a position he continues to hold. In April, 2003 he became our corporate secretary and on August 11, 2003 he became our chief technology officer. Prior to joining Globix, Mr. Holcombe served as chief information officer of Cambrian Communications from February 2000 through July 2002. From August 1997 to January 2000, Mr. Holcombe served as a senior principal consultant at C-Change, Inc. in San Rafael CA, leading project teams to deliver e-commerce initiatives for entertainment, telecommunications and financial services clients. Mr. Holcombe received a Masters degree in Computer Science from George Washington University in Washington, D.C. and a Masters in Business Administration degree from Chaminade University in Honolulu. Mr. Holcombe received his undergraduate degree from the United States Military Academy at West Point.

         John D. McCarthy has served as senior vice president, business development since September 2002 and as senior vice president of US sales and marketing since October 2003. Prior to that, he served as acting chief financial officer from March 2002 through September 2002. Mr. McCarthy also resumed the duties of acting chief financial officer from November 2002 to May 2003. Mr. McCarthy served as vice president of financial planning and analysis from August 2001 through March 2002 and as managing director for the Application Services Group from the time he joined Globix in March 2001 through August 2001. Prior to joining Globix, Mr. McCarthy served as vice president, finance for LC39 Venture Group LLC, a New York based technology incubator and venture capital fund, from April 2000 to March 2001. From November 1998 through April 2000, he held management positions with an e-commerce startup and acted as a consultant to several entrepreneurial ventures. From 1996 to 1998, Mr. McCarthy was vice president, director of business affairs with divisions of Young & Rubicam. Mr. McCarthy received a Masters in Business Administration degree from The Wharton School of Business of the University of Pennsylvania and a Masters degree in International Studies from Wharton's Lauder Institute. Mr. McCarthy received his undergraduate degree from Connecticut College.

         Philip J. Cheek joined our United Kingdom subsidiary, Globix Ltd., in July 2000 as European finance director. Mr. Cheek was subsequently appointed to the additional position of managing director of Globix Ltd. on July 12, 2001. He currently serves on the Globix Ltd. United Kingdom board of directors. Prior to his joining Globix Ltd., Mr. Cheek served in various financial positions with Fritz Companies, an international freight company (now part of UPS) from April 1996 through July 2000. Mr. Cheek graduated as a qualified ACCA in 1992 with a professional training practice at Maxwells Chartered Accountants.

         James C. Schroeder joined Globix in February 2000 as Deputy General Counsel. In December 2003 he was promoted to General Counsel and is responsible for overseeing all of Globix's legal activities including real estate and sales contracts. Prior to joining Globix, Mr. Schroeder was in private practice. Earlier in his career Mr. Schroeder served as in-house counsel for Philips Electronics NA and McKesson, Inc. Mr. Schroeder holds a BA from the University of Southern California. He received his JD from Pepperdine University and his LLM from New York University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The federal securities laws require Globix directors and executive officers, and persons who own more than ten percent of the outstanding shares of common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of Globix on Forms 3, 4, and 5. To our knowledge, based on review of copies of such reports furnished to Globix and representations by these individuals that no other reports were required, all required reports have been filed on a timely basis on behalf of all persons subject to these requirements except that Mr. Lampe did not timely file Form 4 Statement of Changes in Beneficial Ownership relating to a purchase in September 2003. The required Form 4 was filed in October 2003.



ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following summary compensation table sets forth the total compensation for the fiscal years ended September 30, 2004, September 30, 2003 and September 30, 2002 for Globix's Chief Executive Officer, Globix's four other most highly compensated executive officers during the fiscal year ended September 30, 2004 who held office as of September 30, 2004.


                                               ANNUAL COMPENSATION

                                                                                  SECURITIES
                                                                                  UNDERLYING
                                       SALARY      BONUS         OTHER ANNUAL      OPTIONS/         ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR       ($)       ($)(2)      COMPENSATION($)     SARs (#)        COMPENSATION
---------------------------   ----       ---        ---        ---------------     --------        ------------
Peter K. Stevenson(1)           2004    308,000    284,250               ---            ---               ---
  PRESIDENT AND CHIEF           2003    284,684    150,000           79,105(4)      548,667(3)            ---
  EXECUTIVE OFFICER             2002    127,333     75,000           50,000(5)          ---            1,459(6)

Robert M. Dennerlein(7)         2004    176,250     69,050               ---            ---               ---
  CHIEF FINANCIAL OFFICER       2003    108,077     42,916               ---        100,000               ---

H. Jameson Holcombe(8)          2004    185,000     65,807               ---            ---               ---
  SENIOR VICE PRESIDENT         2003    170,000     53,125           79,623(9)      106,582               ---
  OF OPERATIONS, CORPORATE      2002     34,375        ---           27,621(10)         ---               ---
  SECRETARY AND CHIEF
  TECHNOLOGY OFFICER

John D. McCarthy(11)            2004    190,000     70,807               ---            ---               ---
  SENIOR VICE PRESIDENT,        2003    190,000     62,938               ---        146,316               ---
  CORPORATE DEVELOPMENT         2002    190,000     27,000               ---        100,000(12)           ---

Philip J. Cheek(13)             2004    197,134     25,287           3,584(14)          ---           19,893(15)
  MANAGING AND FINANCE          2003    178,333     41,625           3,213(16)       30,000           17,833(15)
  DIRECTOR, GLOBIX U.K. LTD.    2002    119,662     18,097           2,955(17)          ---           11,966(15)

(1) Mr. Stevenson became our President and Chief Executive Officer on April 15, 2002.

(2) Amounts shown include a special one-time bonus paid in April 2004 occasioned by the successful completion of the sale of the property at 415 Greenwich Street in New York, New York in the amount of $168,750 for Mr. Stevenson, $13,000 for Messrs. Dennerlein and Holcombe and $18,000 for Mr. McCarthy.

(3) Pursuant to Mr. Stevenson's employment agreement dated as of April 15, 2002, we agreed to grant to Mr. Stevenson options to acquire 548,667 shares of our common stock, which options were granted to Mr. Stevenson on March 14, 2003 pursuant to our 2003 Stock Option Plan.

(4) Represents the amount that we reimbursed Mr. Stevenson for his housing and travel costs in the fiscal year ended September 30, 2003, including amounts reimbursed for taxes associated with these payments, as his permanent residence is located outside of the New York area.

(5) Represents the amount that we reimbursed Mr. Stevenson for his housing and travel costs in the fiscal year ended September 30, 2002, as his permanent residence is located outside of the New York area.

(6) Represents the amount of premiums for life insurance benefits for Mr. Stevenson paid by Globix in the five month period ended September 30, 2002.

(7) Mr. Dennerlein became our Chief Financial Officer on May 12, 2003. He joined Globix in January 2003.

(8) Mr. Holcombe joined Globix in July 2002 as Senior Vice President of Operations. He became our Corporate Secretary in April 2003 and our Chief Technology Officer on August 11, 2003.

(9) Represents the amount that we reimbursed Mr. Holcombe for his housing and travel costs in the fiscal year ended September 30, 2003, including amounts reimbursed for taxes associated with these payments, as his permanent residence is located outside of the New York area.

(10) Represents the amount that we reimbursed Mr. Holcombe for his housing and travel costs in the fiscal year ended September 30, 2002, as his permanent residence is located outside of the New York area.

(11) Mr. McCarthy has served as our Senior Vice President, Corporate Development since September 2002. He joined Globix on March 5, 2001.

(12) These options were granted prior to the effective date of our plan of reorganization and were cancelled on the effective date of the plan of reorganization.

(13) Mr. Cheek joined our U.K. subsidiary, Globix Ltd., in July 2000. He was appointed Managing and Finance Director of Globix Ltd. on July 12, 2001.

(14) Represents the amount that we reimbursed Mr. Cheek for his travel costs in the fiscal year ended September 30, 2004, as his permanent residence is located outside of the London area.

(15) Represents the amount contributed by Globix Ltd. to its profit sharing plan.

(16) Represents the amount that we reimbursed Mr. Cheek for his travel costs in the fiscal year ended September 30, 2003, as his permanent residence is located outside of the London area.

(17) Represents the amount that we reimbursed Mr. Cheek for his travel costs in the fiscal year ended September 30, 2002, as his permanent residence is located outside of the London area.

                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL AND FISCAL YEAR-END OPTION VALUES

         The following table presents information concerning options granted to the officers included in the Summary Compensation Table during the fiscal year ended September 30, 2004.

                                    VALUE
                       NUMBER OF    REALIZED                        NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                       SHARES       (MARKET PRICE                   UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS/SARS
                       ACQUIRED     AT EXERCISE    EXERCISE         OPTIONS AT FISCAL YEAR END     AT FISCAL YEAR END(1)
                       ON           LESS EXERCISE  PRICE            ---------------------------    -----------------------------
NAME                   EXERCISE     PRICE)         ($/SHARE)        EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
----                   --------     ------         ---------        -----------   -------------    -----------     -------------
Peter K. Stevenson     ---          ---            3.04              548,667           ---         $ 115,220        $    ---
Robert M. Dennerlein   ---          ---            3.04               50,000        50,000            10,500          10,500
H. Jameson Holcombe    ---          ---            3.04               53,291        53,291            11,191          11,191
John D. McCarthy       ---          ---            3.04               73,158        73,158            15,363          15,363
Philip J. Cheek        ---          ---            3.04               15,000        15,000             3,150           3,150

(1) Based on a sales price of $3.25 per share of our common stock on the OTC Bulletin Board on September 30, 2004.

EMPLOYMENT AGREEMENTS

         PETER K. STEVENSON. Effective April 15, 2002, we entered into an employment agreement with Peter K. Stevenson for his services as our President and Chief Executive Officer. The original term of the agreement extended until July 31, 2003. As of August 1, 2003, the agreement was amended to extend the term until July 31, 2004, subject to extension for successive six month periods with the mutual consent of Globix and Mr. Stevenson, and to make certain other changes in Mr. Stevenson's compensation and severance arrangements. Under the amended agreement, Mr. Stevenson's base salary is $308,000 per year. Mr. Stevenson is also eligible for an annual bonus in an amount up to 50 percent of his base salary, payable at the discretion of the Compensation Committee, if he achieves the targets (objective and subjective) established by the Compensation Committee. In addition, under the terms of Mr. Stevenson's employment agreement we agreed to grant to Mr. Stevenson options to acquire 548,667 shares of our common stock, or 3 percent of the outstanding shares of our common stock on a fully diluted basis. One hundred percent of these options have vested.

         Mr. Stevenson's employment agreement provides that in the event that we terminate his employment with Globix for any reason other than cause, or if Mr. Stevenson terminates his employment with Globix for good reason, then Mr. Stevenson is entitled to twelve months' salary.

         H. JAMESON HOLCOMBE. On July 15, 2002, we entered into an agreement with H. Jameson Holcombe outlining the terms of Mr. Holcombe's employment as our Vice President, Operations. Mr. Holcombe's base salary is $165,000 per year, which will be increased no less frequently than once per year in accordance with our policies. Mr. Holcombe is also eligible to receive a bonus of 30 percent of his base salary, which is contingent upon Globix meeting certain performance targets mutually agreed upon by Globix and Mr. Holcombe. Further, we are required to reimburse Mr. Holcombe for his travel each week to New York and his reasonable living expenses while in New York. Our agreement with Mr. Holcombe also provides that he is eligible to receive stock options under our 2003 Stock Option Plan. We are entitled to terminate Mr. Holcombe's employment at any time.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Singer, the Chairman of Globix's board of directors and a member of the compensation committee of the board of directors, was paid a success fee by Globix in the amount of $169,000 in connection with sale by Globix of the property located at 415 Greenwich Street, New York, New York in January 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION TABLE

         The following table provides information about shares of our common stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of September 30, 2004.

                                                                                               Number of securities remaining
                               Number of Securities to                                         available for future issuance
                               be issued upon exercise       Weighted-average exercise        under equity compensation plans
                               of outstanding options,          price of outstanding          (excluding securities reflected
                                 warrants and rights        options, warrants and rights               in column (a))
      Plan Category                      (a)                            (b)                                 (c)
--------------------------    --------------------------    -----------------------------     ---------------------------------
Equity compensation                   1,184,853                       $3.20                               644,036
plans approved by
security holders (1)

Equity compensation                     500,000                       $3.00                                     0
plans not approved by
security holders (2)

    Total:                            1,684,853                       $3.14                               644,036

(1) Represents awards issued under the Globix Corporation 2003 Stock Plan.

(2) Represents a warrant issued to affiliates of Communications Technology Advisors, a firm engaged by Globix to provide restructuring advice. The warrant was purchased for $25,000.

PRINCIPAL HOLDERS OF COMMON STOCK

         The following table and the accompanying notes set forth certain information, as of December 1, 2004 (except as set forth below), concerning the beneficial ownership of our common stock by: (1) each person who is known by us to beneficially own more than five percent of our common stock, (2) each current director of Globix, (3) each officer of Globix named in the Summary Compensation Table and (4) all current directors and executive officers as a group.

     NAME AND ADDRESS                                    NUMBER OF             PERCENT OF
     OF BENEFICIAL OWNER                                 SHARES (1,2)           CLASS
     -------------------                                 ------------           -----
     Goldman, Sachs & Co.                                 1,405,513(3)          8.54%
     85 Broad Street
     New York, NY 10004

     HM Parties(4)                                        2,304,400(5)          4.00%
     c/o Hicks, Muse, Tate & Furst Incorporated
     200 Crescent Court, Suite 1600
     Dallas, Texas 75201

     MacKay Shields LLC                                   2,482,491(6)          5.08%
     c/o MacKay Shields Financial Corp.
     9 West 57th Street
     New York, NY 10019

     JGD Management Corp.                                 1,027,733(7)          6.24%
     350 Park Avenue
     New York, New York 10022



     NAME AND ADDRESS                                    NUMBER OF             PERCENT OF
     OF BENEFICIAL OWNER                                 SHARES (1,2)           CLASS
     -------------------                                 ------------           -----

     Kingdon Capital Management, LLC                      1,397,076(8)          8.49%
     152 West 57th Street, 50th Floor
     New York, NY 10019

     Peter S. Brodsky                                           ---(9)             *

     Peter L. Herzig                                            ---                *

     Steven Lampe                                        1,219,817(10)          7.41%

     Steven G. Singer                                    1,138,007(11)          6.91%

     Raymond L. Steele                                          ---                *

     Peter K. Stevenson                                    548,667(12)          3.23%

     Steven Van Dyke                                       168,609(13)          1.02%

     Robert M. Dennerlein                                   55,833(14)             *

     H. Jameson Holcombe                                    65,221(15)             *

     John D. McCarthy                                       97,546(16)             *

     Philip J. Cheek                                        15,000(17)             *

     All directors and executive officers
       as a group (12 persons)                           3,317,034(18)         19.23%

*        Less than 1%.

(1) The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares as to which such person, directly or indirectly, has or shares voting power or investment power and also any shares of our common stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from Globix within 60 days. For purposes of calculating the beneficial ownership percentages set forth above, the total number of shares of our common stock deemed to be outstanding as of December 1, 2004 was 16,460,000. As used in this Amendment No. 1, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Except as noted, each stockholder listed has sole voting and investment power with respect to the shares shown as being beneficially owned by such stockholder.

(2) On June 25, 2002, we entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit described in the section of the Original 10-K entitled "Item 3. Legal Proceedings". The Stipulation and Order provides that 229,452 shares of our common stock and $1.968 million in aggregate principal amount of our 11% senior notes will be held in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of our common stock and the notes being held in escrow. On August 12, 2004, the United States District Court for the Southern District of New York approved the settlement of the class action lawsuit in an amount which would be covered by liability insurance. Although the settlement remains subject to appeal, Globix believes that its liability insurance is sufficient to cover any judgment or settlement in the class action lawsuit and that the shares of Globix common stock and the notes being held in escrow will be distributed in accordance with the plan or reorganization rather than to the class action litigants and their attorneys. Accordingly, MacKay Shields LLC and Goldman Sachs & Co. (and each other former holder of our 12.5% notes on the effective date of the plan of reorganization) will be entitled to receive a portion of these 229,452 shares of common stock based on its percentage ownership of the 12.5% notes on the effective date of the plan of reorganization.

(3) This information is as of August 31, 2004 and based on information provided to us by Goldman Sachs & Co.

(4) "HM Parties" refers collectively to HM4 Globix Qualified Fund, LLC, HM4 Globix Private Fund, LLC, HM PG-IV Globix, LLC, HM 4-EQ Globix Coinvestors, LLC and HM 4-SBS Globix Coinvestors, LLC. Of the 2,304,400 shares held by the HM Parties: (i) 2,092,487 of these shares are owned of record by HM4 Globix Qualified Fund, LLC; (ii) 14,831 of these shares are owned of record by HM4 Globix Private Fund, LLC; (iii) 111,430 of these shares are owned of record by HM PG-IV Globix, LLC;
         (iv) 34,177 of these shares are owned of record by HM4 EQ Globix Coinvestors, LLC; and (v) 51,475 of these shares are owned of record by HM4 SBS Globix Coinvestors, LLC.

(5) Thomas O. Hicks is the President and Chief Executive Officer of each of the HM Parties and is the sole member of the ultimate general partner of the controlling member of each of the HM Parties and has the ultimate legal authority over all investment decisions made with respect to the shares of our common stock owned of record by the HM Parties. Accordingly, Mr. Hicks may be deemed to beneficially own all or a portion of the shares of our common stock owned of record by the HM Parties. Peter S. Brodsky, a director of Globix, Dan H. Blanks, Joe Colonnetta, Jack D. Furst, a director of Globix from December 1999 through April 2002, Lyndon Lea, John R. Muse, Rick Neuman and Andrew Rosen are partners of Hicks, Muse, Tate & Furst Incorporated, which is an affiliate of Mr. Hicks and of the HM Parties, and serve as officers of each of the HM Parties. In addition, Messrs. Hicks, Muse, Lea and Furst are members of the management committee of Hicks, Muse Tate & Furst Incorporated. Consequently, these individuals may be deemed to beneficially own all or a portion of the shares of our common stock owned of record by the HM Parties. Each of Messrs. Hicks, Brodsky, Blanks, Colonnetta, Furst, Lea, Muse, Neuman and Rosen disclaims the existence of a group and disclaims beneficial ownership of the shares of our common stock of which he is not the record owner.

(6) This information is as of November 19, 2004 and based on information provided to us by MacKay Shields LLC, the pecuniary interests in these shares are held by a number of clients for whom MacKay Shields LLC is the discretionary investment advisor or subadvisor. MacKay Shields LLC has voting and investment control over these shares and, accordingly, is deemed to beneficially own these shares.

(7) According to information provided to us by JGD Management Corp. these shares are held by certain managed accounts and investment funds for whom JGD Management Corp. is the discretionary investment advisor.

(8) According to information provided to us by Kingdon Capital Management, LLC, these shares are directly beneficially owned by Kingdon Capital Management, LLC and held of record by Kingdon Associates, Kingdon Partners, Kingdon Family Partnership LP and M. Kingdon Offshore N.V.

(9) Mr. Brodsky is a partner of Hicks, Muse, Tate & Furst Incorporated, which is an affiliate of Mr. Hicks and each of the HM Parties, and serves as an officer of each of the HM Parties. Consequently, Mr. Brodsky may be deemed to beneficially own all or a portion of the shares of our common stock owned of record by each of the HM Parties. Mr. Brodsky disclaims the existence of a group and disclaims beneficial ownership of shares of our common stock of which he is not the record owner.

(10) Mr. Lampe is affiliated with LC Capital Master Fund Ltd., which owns these shares. Mr. Lampe has voting and investment control over these shares and, consequently, is deemed to beneficially own these shares.

(11) Mr. Singer is co-trustee of two trusts for the benefit of his brother's children and as trustee has voting and investment control over the 517,979 shares of our common stock held in the trusts. Mr. Singer and his sister-in-law, Karen Singer, filed a Schedule 13G to report the beneficial ownership of these shares and an additional 589,109 shares held in a trust for the benefit of Mr. Singer's brother's children, for which Karen Singer serves as sole trustee. Mr. Singer and his sister-in-law disclaim membership in a group, as such term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, and disclaim any other interest in the common stock held in the Singer Trusts.

(12) Pursuant to the terms of Mr. Stevenson's employment agreement described in "Item 11. Executive Compensation - Employment Agreements - Peter K. Stevenson", on March 14, 2003, we granted to Mr. Stevenson options to acquire 548,667 shares of our common stock pursuant to our 2003 Stock Option Plan. As of December 31, 2003, all of these stock options were vested.

(13) Mr. Van Dyke is the founder and co-managing principal of Bay Harbour Management L.C. Bay Harbour Management serves as investment advisor for Bay Harbour 90-1, Ltd., Bay Harbour Partners, Ltd., Zurich Institutional Benchmarks Master Fund Ltd. and HFR DS Strategic Master Trust, which collectively owned (as of August 1, 2003) 168,609 shares of our common stock, or approximately 1.02 percent of the shares of our outstanding common stock. Bay Harbour Management has voting and investment control over these shares and, accordingly, may be deemed to beneficially own these shares. Mr. Van Dyke is the natural person with voting and investment control over these shares.

(14) Includes options to purchase 55,833 shares that are exercisable within 60 days of December 1, 2004, including 16,667 options which vested on September 30, 2004.

(15) Includes options to purchase 65,221 shares that are exercisable within 60 days of December 1, 2004, including 17,764 options which vested on September 30, 2004.

(16) Includes options to purchase 97,544 shares that are exercisable within 60 days of December 1, 2004, including 24,386 options which vested on September 30, 2004.

(17) Includes options to purchase 15,000 shares that are exercisable within 60 days of December 1, 2004, including 5,000 options which vested on September 30, 2004.

(18) Includes options to purchase an aggregate of 790,599 shares that are exercisable within 60 days of December 1, 2004, including 67,984 options which vested on September 30, 2004.

         Unless otherwise indicated, the address for the individuals listed above is c/o Globix Corporation, 139 Centre St., New York, NY 10013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 2002, Globix paid Peter L. Herzig a lump sum of $250,000 in connection with his resignation as Chief Executive Officer of Globix.

         In January 2004, Globix paid Steven Singer, the Chairman of Globix's board of directors and a member of the compensation committee of the board of directors, a success fee in the amount of $169,000 in connection with sale by Globix of the property located at 415 Greenwich Street, New York, New York. Mr. Stevenson, Globix's president and chief executive officer, was also paid a success fee in the amount of $169,000 by Globix in connection with the sale of the property. Globix paid similar success fees in lesser amounts to certain other executive officers in connection with the sale of the property.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following is a description of fees paid to Globix's independent auditor, Amper, Politziner & Mattia, P.C. ("Amper") or scheduled to be paid under an engagement agreement for services in fiscal years 2003 and 2004. The final amounts actually paid for the fiscal year 2004 audit may differ by an immaterial amount based on the final hourly billing by Amper.

                                       FISCAL YEAR 2003       FISCAL YEAR 2004
                                       -----------------      -----------------

        Audit Fees                     $  212,165             $     222,337

        Audit Related Fees             $        0             $     162,440 (1)

        Tax Fees                       $        0             $      10,630

        All Other Fees                 $   26,775 (2)         $      26,079 (3)

                                       --------------         ---------------
        Total Fees                     $  238,940             $     421,487
                                       ==============         ===============

____________

(1) Audit-related fees consisted of audit-related services in connection with the registration statements on Form S-4 filed with the SEC on October 12, 2004 and Form S-1 filed with the SEC on March 23, 2004.

(2) All other fees consisted of audit-related services in connection with the 401(k) profit-sharing plan we maintain for our employees. The Audit Committee has considered whether the provision of these services is compatible with maintaining Amper's independence.

(3) All other fees consisted of audit-related services in connection with the SAS-70 certification.

ADVANCE APPROVAL POLICY

         In accordance with the procedures set forth in its charter, the Audit Committee approves in advance all auditing services and permitted non-audit services (including the fees and terms of those services) to be performed for Globix by its independent auditors. Such approval may be accomplished by approving the terms of the engagement prior to the engagement of the independent auditors with respect to such services or by establishing detailed advance-approval policies and procedures to govern such engagement. All of the fees and services described above were subject to advance approval.

                                     PART IV

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

Date: January 28, 2005                        GLOBIX CORPORATION


                                              /s/ Peter K Stevenson
                                              ----------------------------------
                                              Peter K. Stevenson
                                              President, Chief Executive Officer