Form 10-K/A
period 2004-09-30
GLOBIX CORP
filed 2005-02-09
CIK 1003111

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _______________

                                   FORM 10-K/A
                                _______________


                                 Amendment No.2


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

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                    DOCUMENTS INCORPORATED BY REFERENCE: None


================================================================================

                               GLOBIX CORPORATION

                                Table of Contents

                                                                            Page
                                                                            ----
Part II
           Explanatory Note..................................................  3
           Item 6.    Selected Financial Data................................  3
           Item 7.    Management's Discussion and Analysis of Financial
                              Condition and Results of Operations ...........  6

           Item 8.    Financial Statements .................................. 20

           Item 9A.   Controls and Procedures................................ 21

Part IV
           Item 15.   Exhibits, Financial Statement Schedules
                              and Reports on Form 8-K ....................... 22

                                EXPLANATORY NOTE


         This Amendment No. 2 on Form 10-K is being filed to amend the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed on December 17, 2004 (the "Original 10-K") as amended by Amendment No. 1 to the Original 10-K filed on January 28, 2005 ("Amendment No. 1"). This Amendment No. 2 is being filed to reflect a restatement of the Company's consolidated financial statements for the years ended 2003 and 2004 to reallocate certain employee and occupancy cost from selling, general and administrative expense to cost of revenues. The restatement has resulted in changes to Part II Items 6, 7, 8 and 9A included in the Original 10-K. In addition, new officer certifications are included with this Amendment No. 2. This Amendment No. 2 does not otherwise alter the disclosures set forth in the Original 10-K or Amendment No. 1.



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


                             (In thousands of United States dollars, except share and per share data)


                                                   Successor Company                          Predecessor Company
                                       ----------------------------------------   ----------------------------------------
                                                                    Five Months    Seven Months
                                        Year Ended    Year Ended       Ended          Ended      Year Ended    Year Ended
                                       September 30, September 30, September 30     April 30,   September 30, September 30,
                                          2004(*)       2003(*)        2002          2002          2001           2000
                                       ------------  ------------  ------------   ------------  ------------  ------------
Consolidated Statement of
  Operations Data:
Revenue                                $    61,190   $    60,177   $    30,723    $    51,273   $   104,210   $    81,287
Operating costs and expenses:
  Cost of revenues (excluding
    depreciation and amortization,
    shown below)                            34,296        33,785        10,458         22,123        40,609        42,513
  Selling, general and administrative       28,969        30,635        29,313         57,206       124,821        98,113
  Loss (gain) on impairment of assets       17,972            --            --          2,578         3,500            --
  Restructuring and other charges
    (credits)                                   --        (1,020)           --         24,834        56,109            --
  Depreciation and amortization             13,828        15,523         6,060         28,115        36,657        18,228
                                       ------------  ------------  ------------   ------------  ------------  ------------
Total operating costs and expenses          95,065        78,923        45,831        134,856       261,696       158,854
  Other operating income                        --           345            --             --            --            --
                                       ------------  ------------  ------------   ------------  ------------  ------------
Loss from operations                       (33,875)      (18,401)      (15,108)       (83,583)     (157,486)      (77,567)
  Interest and financing expense, net      (10,925)      (13,962)       (5,866)       (32,487)      (51,846)      (33,082)
  Other income (expense)                     1,667         1,232          (157)          (509)       (1,379)        1,779
  Gain (loss) on debt discharge              1,747         6,023            --        427,066            --       (17,577)
  Reorganization items                          --            --            --         (7,762)           --            --
  Fresh start accounting adjustments            --            --            --       (148,569)           --            --
  Minority interest in subsidiary               --            --            --          5,778            --            --
                                       ------------  ------------  ------------   ------------  ------------  ------------
Income (loss) before income taxes
  and cumulative effect of a change
  in accounting principle                  (41,386)      (25,108)      (21,131)       159,934      (210,711)     (126,447)
Income tax expense                              --           167            --             --            --            --
                                       ------------  ------------  ------------   ------------  ------------  ------------
Income (loss) before cumulative
  effect of a change in accounting
  principle                                (41,386)      (25,275)      (21,131)       159,934      (210,711)     (126,447)
Cumulative effect of a change in
  accounting principle                          --            --            --             --        (2,332)           --
                                       ------------  ------------  ------------   ------------  ------------  ------------
Net income (loss)                          (41,386)      (25,275)      (21,131)       159,934      (213,043)     (126,447)
  Dividends and accretion on
    preferred stock                             --            --             -         (3,178)       (7,104)       (5,768)
                                       ------------  ------------  ------------   ------------  ------------  ------------
Net income (loss) attributable to
  common stockholders                  $   (41,386)  $   (25,275)  $   (21,131)   $   156,756   $  (220,147)  $  (132,215)
                                       ============  ============  ============   ============  ============  ============
Earnings (loss) per common share:
  Basic:
    Before cumulative effect of a
      change in accounting principle   $     (2.51)  $     (1.54)  $     (1.28)   $      3.96   $     (5.66)  $     (3.73)
    Cumulative effect of a change in
      accounting principle                      --            --            --             --         (0.06)           --
                                       ------------  ------------  ------------   ------------  ------------  ------------
Basic earnings (loss) per share
  attributable to common
  stockholders                         $     (2.51)  $     (1.54)  $     (1.28)   $      3.96   $     (5.72)  $     (3.73)
                                       ============  ============  ============   ============  ============  ============
Weighted average common shares
  outstanding - basic                   16,460,000    16,460,000    16,460,000     39,618,856    38,476,909    35,484,040
                                       ============  ============  ============   ============  ============  ============
  Diluted:
    Before cumulative effect of a
      change in accounting principle   $     (2.51)  $     (1.54)  $     (1.28)   $      3.30   $     (5.66)  $     (3.73)
    Cumulative effect of a change in
      accounting principle                      --            --            --             --         (0.06)           --
                                       ------------  ------------  ------------   ------------  ------------  ------------
Diluted earnings (loss) per share
  attributable to common
  stockholders                         $     (2.51)  $     (1.54)  $     (1.28)   $      3.30   $     (5.72)  $     (3.73)
                                       ============  ============  ============   ============  ============  ============
Weighted average common shares
  outstanding - diluted                 16,460,000    16,460,000    16,460,000     48,507,456    38,476,909    35,484,040
                                       ============  ============  ============   ============  ============  ============
(continued on next page)





Other Consolidated Financial Data:
Net cash provided by (used in)
  operating activities                 $    (1,568)  $   (12,188)  $     3,679    $   (59,684)  $  (140,543)  $   (94,318)
Net cash provided by (used in)
  investing activities                 $    42,177   $      (858)  $    (6,461)   $     5,842   $  (113,271)  $  (149,939)
Net cash provided by (used in)
  financing activities                 $   (53,423)  $   (10,539)  $    (2,279)   $    (4,946)  $       387   $   509,395
Consolidated Balance Sheet Data:
Cash, cash equivalent, short-term
  investments and marketable
  securities                           $    20,158   $    33,260   $    54,281                  $   113,112   $   378,510
Restricted cash and investments        $     4,737   $     6,928   $     9,097                  $    33,870   $    43,178
Working capital                        $    15,466   $    28,449   $    42,421                  $    78,340   $   366,139
Total assets                           $   138,542   $   222,282   $   262,720                  $   552,988   $   729,591
Current portion of long-term debt      $       555   $     1,510   $     1,520                  $     6,687   $     2,173
Long-term debt, less current portion   $    95,278   $   140,389   $   151,274                  $   630,750   $   621,809
Mandatory redeemable convertible
  preferred stock                      $        --   $        --   $        --                  $    83,230   $    76,042
Stockholders' equity (deficit)         $    16,875   $    53,351   $    72,547                  $  (237,325)  $   (18,030)

         (*) See Note 4 "Reclassifications and Restatement" to our financial statements included elsewhere in this annual report.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes and "Item 6 - Selected Consolidated Financial Data appearing elsewhere in this annual report. The following discussion contains forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our company and our industry. Our results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties discussed in "Item 1 - Risk Factors" and elsewhere in Globix's Original 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future periods.


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

OVERVIEW


         Globix is a provider of Internet services for small to large size businesses in a broad range of industries. Our company was founded in 1989 and in 1998 undertook a major expansion plan in order to pursue opportunities resulting from the growth of the Internet. On March 1, 2002, Globix filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a prepackaged plan of reorganization, with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing. On April 8, 2002, the bankruptcy court confirmed the plan of reorganization. Effective April 25, 2002, all conditions necessary for the plan of reorganization to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection. For additional information about our reorganization, see "Our Chapter 11 Bankruptcy Reorganization" under "Item 1 - Business" in Globix's Original 10-K.


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

         OTHER

         Our other services, which we categorize as "other," are comprised of hardware and software sales and other non-recurring revenue. For the fiscal year ended September 30, 2003, "other" also includes revenue from DSL customer accounts which were sold during the second quarter of fiscal year 2003.


         For a more detailed description of these service lines see "Item 1 - Business" in Globix's Original 10-K.


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

         COST OF REVENUE


         Cost of revenue consists primarily of telecommunications costs for Internet access and managed hosting, payroll and occupancy cost which we incur in support of our network operations, systems and customer services and the cost of hardware and software purchased for resale to customers. Payroll costs allocated to cost of revenue are based on the primary activity of the department such as maintaining the network, customer support and systems operations. Occupancy costs allocated to cost of revenue are based primarily on the square footage of our various facilities. Cost of revenue excludes depreciation and amortization. For the five month period ended September 30, 2002 and for the seven month period ended April 30, 2002, cost of revenue also excludes payroll and occupancy expenses, which are included under selling, general and administrative expenses. Accordingly, cost of revenue and selling, general and administrative expenses for the fiscal years 2004 and 2003 are not comparable to the cost of revenue and selling, general and administrative expenses included in prior periods presented. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to the Company's network, leased line and associated costs related to connecting with the Company's peering partners and costs associated with leased lines connecting the Company's facilities to its backbone and aggregation points of presence.

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

         ESTIMATES


         The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Use of estimates and assumptions include, but are not limited to, collectibility of accounts receivable, credit reserve, the useful lives and ultimate realizability of property, equipment and intangible assets, deferred tax valuation allowance and payroll and occupancy cost allocations between cost of revenue and selling, general and administrative expenses.


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

RESTATEMENT

         The Company restated its previous presentation of cost of revenue and selling, general and administrative costs for fiscal years 2004 and 2003 by allocating certain payroll and occupancy expenses previously included under selling general and administrative expenses to cost of revenue. Due to the unstable environment during and after bankruptcy, it is impracticable to provide a meaningful allocation for periods prior to October 1, 2002 and accordingly cost of revenues for the five months ended September 30, 2002 and the seven months ended April 30, 2002 exclude payroll and occupancy expenses. Accordingly, cost of revenue and selling, general and administrative expenses for the fiscal years 2004 and 2003 are not comparable to the cost of revenue and selling, general and administrative expenses included in prior periods presented. See
Note 4 to the financial statements of Globix, included herein on page F-14.

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


         COST OF REVENUE. Cost of revenue for the year ended September 30, 2004, increased $511 thousand to $34.3 million from $33.8 million for the same period in 2003. This was mainly due to additional labor costs of $2.8 million and approximately $700 thousand in additional facility costs resulting from the Aptegrity acquisition and our continued focus on Managed Services. These increases were offset in part by $2.9 million decrease in our network cost resulting from our continued focus on deriving efficiencies and cost savings from our network. Additional decrease of approximately $134 thousand resulted from lower hardware costs as a result of our shift away from lower margin hardware sales. The aforementioned analysis includes the adverse effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $500 thousand on cost of revenue year over year. As a result of the variances described above gross margins increased to 44.0% for the year ended September 30, 2004 compared to 43.9% for the same period ended September 30, 2003.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by approximately $1.7 million to $29.0 million as compared to $30.6 million for the year ended September 30, 2003. The decrease in selling, general and administrative expenses was mainly due to a one time non-cash charge of $1.1 million in the second quarter of fiscal 2003 related to warrants granted to one of Globix's consultants. Bad debt expenses decreased $1.2 million to approximately $0.7 million for year ended September 30, 2004, compared to $1.9 million in the same period last year, as a result of improvement in collections and a reduction in the number of high-risk customer account receivable balances. Other cost savings amounting to approximately $1.0 million resulted from our efforts to reduce our operating cost. In addition, reduction in our office space used for selling and administration purposes reduced our occupancy costs by approximately $700 thousand. These were offset mainly by a $1.7 million credit recorded during the year ended September 30, 2003 as a result of the settlement of the Rabbi Trust litigation. In addition, our marketing expenses were up by approximately $0.7 million to $1.2 million in the year ended September 30, 2004 as a result of our increased efforts to enhance long-term growth and improve our public relations. The aforementioned analysis includes the adverse effect of foreign exchange rate in the amount of approximately $1.4 million on selling, general and administrative period over period.


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


         COST OF REVENUE AND GROSS MARGIN. Cost of revenue for the fiscal year ended September 30, 2003 increased to $33.8 million from $32.6 million for the fiscal year ended September 30, 2002, mainly due to the allocation of certain payroll and occupancy costs in fiscal 2003 to cost of revenues from selling, general and administrative costs. Excluding the allocation of payroll and occupancy expenses, cost of revenue for the fiscal year ended September 30, 2003 decreased to $20.0 million from $32.6 million for the fiscal year ended September 30, 2002. A decrease of $10.8 million or 85.7% of our net cost of revenue decrease, realized within non-hardware related costs reflects our continued focus on network reconfiguration. A decrease of $1.8 million, or 14.3% of our net cost of revenue decrease, realized in hardware costs reflects our shift away from lower margin hardware sales. Gross margin including allocation of payroll and occupancy costs decreased to 43.9% for the fiscal year ended September 30, 2003 compared to 60.0% in the fiscal year ended September 30, 2002 mainly due to the allocation of payroll and occupancy costs to cost of revenue in fiscal 2003. Gross margin excluding allocation of payroll and occupancy costs increased to 66.8% for the fiscal year ended September 30, 2003 from 60.0% for the fiscal year ended September 30, 2002. This increase in gross margin is primarily attributable to the movement away from lower margin products and the reduction of network cost as a result of our focus on network reconfiguration. During fiscal year 2003, Globix sold its DSL services in the second quarter and shifted away from hardware sales, both low margin products. In addition, Globix reduced certain network costs through contract renegotiations with certain major vendors.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $30.6 million, or 50.9% of revenue, for the year ended September 30, 2003, compared to $29.3 million, or 95.0% of revenue, for the five months ended September 30, 2002. For the seven-month period ended April 30, 2002, selling, general and administrative expenses were $57.2 million, or 111.6% of revenue. For the fiscal year ended September 30, 2002 selling, general and administrative expenses totaled $86.5 million, or 106% of revenue.

         The decrease in selling, general and administrative expenses as a percentage of revenue for the fiscal year ended September 30, 2003 from both the five-month period ended September 30, 2002 and the seven month period ended April 30, 2002, was mainly due to the allocation of certain payroll and occupancy costs in fiscal 2003 from selling, general and administrative costs to cost of revenue. Excluding the allocation of payroll and occupancy costs, the decrease in selling, general and administrative expenses as a percentage of revenue for the fiscal year ended September 30, 2003 from both the five-month period ended September 30, 2002 and the seven month period ended April 30, 2002, was in part due to a decrease in salaries and benefits in connection with our restructuring efforts, which focused on significant reductions in facilities and personnel. During the year ended September 30, 2003, salaries and benefits were $21.3 million (before allocation), or 35.5% of revenue, as compared to $12.4 million, or 40.0% of revenue, in the five month period ended September 30, 2002. For the seven month period ended April 30, 2002, salaries and benefits were $33.7 million, or 66.0% of revenue. For the fiscal year ended September 30, 2002, salaries and benefits totaled $46.1 million, or 56.0% of revenue. The number of our employees decreased from approximately 262 as of September 30, 2002 to approximately 209 as of September 30, 2003.

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

         A total of 16,460,000 shares of our common stock and $120 million in aggregate principal amount of the 11% senior notes were deemed to be issued and outstanding on the effective date of the plan pursuant to the terms of the plan. As of September 30, 2002, however, no shares of our common stock or 11% senior notes had been distributed. In October 2002, we distributed a total of 16,295,400 shares of common stock and $120 million in aggregate principal amount of 11% senior notes. Pursuant to the terms of a Stipulation and Order that we entered into with the lead plaintiffs in the class action lawsuit described in "Item 3 - Legal Proceedings" in Globix's Original 10-K, 229,452 of these shares of common stock and $1,968,000 in aggregate principal amount of these 11% senior notes were placed in reserve in escrow pending the outcome of the class action lawsuit. In the event that any judgment or settlement entered into in connection with the class action lawsuit requires us to pay an amount in excess of our liability insurance, then we will be required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of common stock and 11% senior notes held in escrow. Based on an August 12, 2004 court approval of a settlement agreement pursuant to which Globix would not be required to pay an amount in excess of our liability insurance described under "Item 3 -Legal Proceedings" in Globix's Original 10-K, Globix believes that the shares of common stock and 11% senior notes held in escrow are not likely to be distributed to the class action litigants and their attorneys, and such shares and notes will accordingly be available for distribution to Globix security holders under the plan. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the effective date of the plan, which are allocable under the terms of the plan to the holders of our common stock outstanding immediately prior to the effective date of the plan, will occur following the resolution of the stockholder derivative suit against our company and certain of our former officers and directors described in "Item 3 - Legal Proceedings" in Globix's Original 10-K.


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

SEGMENT INFORMATION

         Our activities fall within one operating segment. The following table sets forth geographic segment information for the year ended September 30, 2004 and 2003 (Successor Company), five months ended September 30, 2002 (Successor Company), and for the seven months ended April 30, 2002 (Predecessor Company):

                                                                                                           Predecessor
                                                                    Successor Company                        Company
                                                           ------------------------------------------      ----------
                                                                                          Five Months     Seven Months
                                                           Year Ended      Year Ended        Ended            Ended
                                                          September 30,   September 30,   September 30,     April 30,
                                                              2004            2003            2002            2002
                                                           ----------      ----------      ----------      ----------
Revenues:
      United States .................................      $  35,537       $  36,833       $  20,410       $  37,747
       Europe (mainly the United Kingdom) ...........         25,653          23,344          10,313          13,526
                                                           ----------      ----------      ----------      ----------
       Consolidated .................................      $  61,190       $  60,177       $  30,723       $  51,273
                                                           ==========      ==========      ==========      ==========

Operating income (loss):
      United States.................................       $ (37,755)      $ (22,631)      $ (15,069)      $ (54,433)
       Europe (mainly the United Kingdom) ...........          3,880           4,230             (39)        (29,150)
                                                           ----------      ----------      ----------      ----------
       Consolidated .................................      $ (33,875)      $ (18,401)      $ (15,108)      $ (83,583)
                                                           ==========      ==========      ==========      ==========

Long-lived assets:
      United States .................................      $  64,978       $ 137,279       $ 148,559
       United Kingdom ...............................         25,844          25,351          26,151
                                                           ----------      ----------      ----------
       Consolidated .................................      $  90,822       $ 162,630       $ 174,710
                                                           ==========      ==========      ==========

                                       17

         Although our company operates in one operating segment, there are 4 major service lines as detailed in the table below. Data for fiscal year 2002 have not been provided due to impracticability.

                                                                      Successor Company
                                                             -----------------------------------
                                                               Year Ended          Year Ended
                                                              September 30,       September 30,
                                                                  2004                2003
                                                             ---------------     ---------------
Internet Hosting and Co-Location.....................        $       23,760      $       26,048
Managed Services.....................................                18,996              13,342
Network Services and Internet Access.................                17,483              19,034
Hardware and Software Sales, DSL and Other ..........                   951               1,753
                                                             ---------------     ---------------
Revenue, net                                                 $       61,190      $       60,177
                                                             ===============     ===============

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

         Our emergence from bankruptcy in fiscal 2002 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for our tax reporting and, therefore, deferred tax items were recognized concurrently with the recognition of the respective fresh start accounting adjustments. In addition, pursuant to SOP 90-7, reversals of the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce intangibles, until exhausted, and thereafter will be reported as additional paid in capital as opposed to income tax expense. The balance of the valuation allowance for which this treatment is required was approximately $80 million at September 30, 2004 and 2003.

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

         As of September 30, 2004 we had contractual obligations due in future periods as follows:

                                              Less than 1                                After 5
Contractual                                   -----------                                -------
Obligations                       Total          year       2-3 years     4-5 years       years
                                  -----          ----       ---------     ---------       -----
11% senior notes                $ 72,202      $     --      $     --      $ 72,202      $     --
11% senior notes - Accrued
Interest                           3,349            --            --         3,349            --
Mortgage Payable                  33,979         2,142         4,284         4,284        23,269
Capital Lease
Obligations                          370           249           121            --            --
Operating
Leases                            76,029         6,777        13,673        13,701        41,878
Telecommunications
Commitments                       25,564         9,738        11,909         3,917            --
                                ---------     ---------     ---------     ---------     ---------

Total Contractual Cash
Obligations                     $211,493      $ 18,906      $ 29,987      $ 97,453      $ 65,147
                                =========     =========     =========     =========     =========

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

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of free standing financial instruments:
(1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer's equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period
beginning after June         15,2003.Forcontractsthatwerecreatedormodified
before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The adoption of this standard did not have a material impact on our consolidated financial statements.

         On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No.
123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for our reporting period beginning Ju ly1,2005.

         As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of the modified prospective adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share as shown in the table above.


         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51", which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provision of FIN No. 46 are required to be adopted at the beginning of the first
interim or annual period beginning after J      une15,2003.InOctober2003,FASB
Staff Position deferred the effective date for existing VIE arrangements created before February 1, 2003 to the first interim or annual reporting period that ends after December 15, 2003. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

         ITEM 8. FINANCIAL STATEMENTS

              Financial Statements are set forth herein beginning on p ageF-1.

         ITEM 9A. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were ineffective because the Company allocated its payroll and occupancy cost incurred in support of network operations, systems and customer services to selling, general and administrative expenses rather than cost of revenue, in order to be consistent with the treatment in 2002. In February 2005, the Company determined to allocate these expenses to cost of revenue, and this Amendment No. 2 reflects the reclasssification of such expenses as cost of revenue for fiscal 2003 and fiscal 2004. Based on this reclassification, our Chief Executive Officer and Chief Financial Officer believe that our disclosure controls and procedures have been corrected so as to provide reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As explained above, in February 2005, the Company determined that its payroll and occupancy cost incurred in support of network operations, systems and customer services should be allocated to cost of revenue rather than selling, general and administrative expenses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements and Financial Statement Schedules

         See the financial statements beginning on pag   eF-1.SeeSchedule II -
Valuation and Qualifying Accounts on page F-41.

(b)      Exhibits Included Herewith

     Exhibit No.                      Exhibit Description
     -----------                      -------------------

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

                                            GLOBIX CORPORATION




                                        By:   /S/ Peter K. Stevenson
                                           -------------------------------------
                                              Peter K. Stevenson
                                              President, Chief Executive Officer
                                              Date: February 8, 2005

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


/s/ Amper, Politziner & Mattia PC

December 1, 2004, except for Note 4 "Recent Accounting
  Pronouncements" and "Reclassification and Restatements" which are as of February 7, 2005
Edison, New Jersey

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

                         GLOBIX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                              PREDECESSOR
                                                                             SUCCESSOR COMPANY                  COMPANY
                                                             ---------------------------------------------  --------------
                                                                                             FIVE MONTHS     SEVEN MONTHS
                                                              YEAR ENDED      YEAR ENDED        ENDED            ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,     APRIL 30,
                                                                 2004            2003            2002            2002
                                                             -------------   -------------   -------------   -------------
Revenue, net .............................................   $     61,190    $     60,177    $     30,723    $     51,273
Operating costs and expenses:
    Cost of revenue (excluding depreciation and
      amortization shown below) ..........................         34,296          33,785          10,458          22,123
    Selling, general and administrative ..................         28,969          30,635          29,313          57,206
    Loss on impairment of assets .........................         17,972              --              --           2,578
    Restructuring and other charges (credits) ............             --          (1,020)             --          24,834
    Depreciation and amortization ........................         13,828          15,523           6,060          28,115
                                                             -------------   -------------   -------------   -------------
                   Total operating costs and expenses ....         95,065          78,923          45,831         134,856
    Other operating income ...............................             --             345              --              --
                                                             -------------   -------------   -------------   -------------
Loss from operations .....................................        (33,875)        (18,401)        (15,108)        (83,583)
    Interest and financing expense .......................        (11,465)        (15,141)         (6,653)        (34,511)
    Interest income ......................................            540           1,179             787           2,024
    Other (expense) income, net ..........................          1,667           1,232            (157)           (509)
    Gain on discharge of debt ............................          1,747           6,023              --         427,066
    Minority interest in subsidiary ......................             --              --              --           5,778
    Reorganization items .................................             --              --              --          (7,762)
    Fresh start accounting adjustments ...................             --              --              --        (148,569)
                                                             -------------   -------------   -------------   -------------
Income (loss) before income taxes ........................        (41,386)        (25,108)        (21,131)        159,934
Income tax expense .......................................             --             167              --              --
                                                             -------------   -------------   -------------   -------------
Net income (loss) ........................................        (41,386)        (25,275)        (21,131)        159,934
Dividends and accretion on preferred stock ...............             --              --              --          (3,178)
                                                             -------------   -------------   -------------   -------------
Net income (loss) attributable to common stockholders ....   $    (41,386)   $    (25,275)   $    (21,131)   $    156,756
                                                             =============   =============   =============   =============
Earnings (loss) per common share:
Basic income(loss) per share attributable to common
    stockholders .........................................   $      (2.51)   $      (1.54)   $      (1.28)   $       3.96
                                                             =============   =============   =============   =============
Weighted average common shares outstanding--diluted ......     16,460,000      16,460,000      16,460,000      39,618,856
                                                             =============   =============   =============   =============
Diluted (loss) income per share attributable to common
    stockholders .........................................   $      (2.51)   $      (1.54)   $      (1.28)   $       3.30
                                                             =============   =============   =============   =============
Weighted average common shares outstanding--diluted ......     16,460,000      16,460,000      16,460,000      48,507,456
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


On July 19, 2004, Globix signed a definitive merger agreement with NEON Communications, Inc. ("Neon"), a privately held provider of optical networking services for customers in the Northeast and mid-Atlantic markets. Neon's revenue for the year ended December 31, 2003 was $41,600. Under the merger agreement, holders of Neon common stock, options and warrants will receive 1.2748 shares of Globix common stock for each share of common stock, options or warrants owned by the holder. As a result of the merger, Neon will become a wholly owned subsidiary of Globix, and holders of Neon common stock and warrants will receive approximately 27.6 million shares of Globix common stock, representing approximately 56.7% of the outstanding shares of common stock of the combined entity. In addition at the closing, the combined entity's cash will be used to redeem one third of Neon's preferred stock and accrued dividends at closing and Globix will issue convertible preferred stock for the balance. Assuming a February 28, 2005 closing, Neon preferred stockholders will receive in the aggregate approximately $5,340 in cash and approximately 2,966,800 shares of a class of Globix preferred stock to be created in the merger, having an aggregate liquidation value of approximately $10,680. The new Globix preferred stock will vote together with the common stock and will be convertible into shares of Globix common stock. The Globix preferred stock will accrue dividends at a rate of 6% per annum and will be redeemable only at the option of Globix, and at the option of the holders upon a change in control.


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


Significant estimates include estimates of the allowance for doubtful accounts, credit reserve, the useful lives and ultimate realizability of property, equipment, intangible assets, deferred tax valuation allowance, restructuring reserves and payroll and occupancy cost allocations between cost of revenue and selling, general and administrative expenses. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.


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

                       GLOBIX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


COST OF REVENUE


Cost of revenue consists primarily of telecommunications costs for Internet access and managed hosting, payroll and occupancy cost which we incur in support of our network operations, systems and customer services and the cost of hardware and software purchased for resale to customers. Payroll costs allocated to cost of revenue are based on the primary activity of the department such as maintaining the network customer support and systems operations. Occupancy costs allocated to cost of revenue are based primarily on the square footage of our various facilities. Cost of revenue excludes depreciation and amortization. For the five month period ended September 30, 2002 and for the seven month period ended April 30, 2002, cost of revenue also excludes payroll and occupancy expenses, which are included under selling, general and administrative expenses. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to the Company's network, leased line and associated costs related to connecting with the Company's peering partners and costs associated with leased lines connecting the Company's facilities to its backbone and aggregation points of presence.


CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash, marketable securities and accounts receivable. The Company maintains cash and cash equivalents, short-term investments and restricted cash with various major financial institutions, which invest primarily in U.S. Government instruments, high quality corporate obligations, certificates of deposit and commercial paper. The Company's cash and cash equivalent and investments in the U.S. may be in excess of insured limits and are not insured in other jurisdictions. The Company believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

On December 16, 2004, the Financial Accounting Standards Board issued No. SFAS No. 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS No.
123. SFAS No. 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No.
123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for our reporting period beginning Ju ly1,2005.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share as shown in the table above.

RECLASSIFICATIONS AND RESTATEMENT

Certain amounts from prior years have been reclassified to conform with current year presentation.

The Company restated its previous presentation of cost of revenue and selling, general and administrative costs for fiscal years 2004 and 2003 by allocating certain payroll and occupancy expenses previously included under selling general and administrative expenses to cost of revenue. Due to the unstable environment during and after bankruptcy, it is impracticable to provide a meaningful allocation for periods prior to October 1, 2002 and accordingly cost of revenues for the five months ended September 30, 2002 and the seven months ended April 30, 2002 exclude payroll and occupancy expenses. Accordingly, cost of revenue and selling, general and administrative expenses for the fiscal years 2004 and 2003 are not comparable to the cost of revenue and selling, general and administrative expenses included in prior periods presented. The effect of the restatements on the Company's consolidated statements of operations is as follows:


                                        Year Ended September 30, 2004          Year Ended September 30, 2003
                                        -----------------------------          -----------------------------
                                                        Previously                                 Previously
                                          Restated       Reported                    Restated       Reported
                                          --------      ----------                   --------      ----------
Cost of Revenue                          $  34,296       $  19,747                  $  33,785     $  19,990
Selling, general and administrative         28,969          43,518                     30,635        44,430
Total operating costs and expenses          95,065          95,065                     78,923        78,923
Loss from operations                        33,875          33,875                     18,401        18,401
Net loss                                    41,386          41,386                     25,275        25,275

Basic and diluted loss per share         $    2.51       $    2.51                  $    1.54      $   1.54


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

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

                                                        SUCCESSOR COMPANY
                                                  -----------------------------
                                                          SEPTEMBER 30,
                                                  -----------------------------
                                                      2004            2003
                                                  ------------     ------------
Prepaid expenses.............................     $     4,036      $     3,797
Accrued interest income......................              16                7
Notes receivables............................             219              152
Other........................................             830              541
                                                  ------------     ------------
                                                  $     5,101      $     4,497
                                                  ============     ============


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

On July 21, 1999, the Company established a trust (the "Rabbi Trust") for the benefit of a former executive. The trust agreement was for three years beginning
in April 1999 t          hroughMarch1,2002.TheagreementwasamendedonMarch21,
2001, and provided for payments from the Rabbi Trust commencing April 2001. Payments were made from the Trust until March 1 2002, when Globix and two of its wholly-owned subsidiaries filed for Chapter 11. The Company was in litigation over the trust which was settled pursuant to court order confirmation of the settlement dated June 13, 2003. Pursuant to this settlement, Mr. Bell received a distribution of $990 and the Company received a distribution of approximately $1,700. The amount of approximately $100 was retained by the trustee to cover the costs of winding up the trust. See also Note 19.

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

                                            GLOBIX CORPORATION AND SUBSIDIARIES
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


24. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                         SUCCESSOR COMPANY - RESTATED
                                                        -------------------------------------------------------------------
                                                                                  QUARTER ENDED
                                                        -------------------------------------------------------------------
                                                         DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                             2003             2004              2004              2004
                                                        -------------     -------------     -------------     -------------
Net revenues ......................................     $     14,385      $     15,029      $     15,729      $     16,047
Operating costs and expenses:
   Cost of revenues (excluding depreciation and
    amortization shown below) .....................            8,438             8,689             8,554             8,615
   Selling, general and administrative ............            7,382             7,025             7,251             7,311
   Loss on impairment of assets ...................           17,313               659                --                --
   Depreciation and amortization ..................            3,371             3,473             3,519             3,465
                                                        -------------     -------------     -------------     -------------
Total operating costs and expenses ................           36,504            19,846            19,324            19,391
Loss from operations: .............................          (22,119)           (4,817)           (3,595)           (3,344)
   Interest and financing expense, net ............           (3,274)           (2,921)           (2,366)           (2,364)
   Other income (expense) .........................              297               899               412                59
   Gain on debt discharge .........................            1,747                --                --                --
                                                        -------------     -------------     -------------     -------------
Loss before income taxes ..........................          (23,349)           (6,839)           (5,549)           (5,649)
Income tax expense ................................               --                35                21               (56)
                                                        -------------     -------------     -------------     -------------
Net loss attributable to common stockholders ......     $    (23,349)     $     (6,874)     $     (5,570)     $     (5,593)
                                                        =============     =============     =============     =============
Basic and diluted loss per share attributed to
 common stockholders ..............................     $      (1.42)     $      (0.42)     $      (0.34)     $      (0.34)
                                                        =============     =============     =============     =============


                                                                         SUCCESSOR COMPANY - RESTATED
                                                        -------------------------------------------------------------------
                                                                                  QUARTER ENDED
                                                        -------------------------------------------------------------------

                                                         DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                             2002             2003              2003              2003
                                                        -------------     -------------     -------------     -------------

Net revenues ......................................     $     16,480      $     15,368      $     14,519      $     13,810
Operating costs and expenses:
   Cost of revenues (excluding depreciation and
    amortization shown below) .....................            9,255             8,813             8,042             7,675
   Selling, general and administrative ............            8,260             9,031             5,812             7,532
   Restructuring charges ..........................                                 --                --            (1,020)
   Depreciation and amortization ..................            3,727             4,116             4,057             3,623
                                                        -------------     -------------     -------------     -------------
Total operating costs and expenses ................           21,242            21,960            17,911            17,810
                                                        -------------     -------------     -------------     -------------
   Other operating income .........................                                345
Loss from operations: .............................           (4,762)           (6,247)           (3,392)           (4,000)
   Interest and financing expense, net ............           (3,516)           (3,214)           (3,463)           (3,769)
   Other income (expense) .........................              182               204               220               626
   Gain on debt discharge .........................            2,727             2,044             1,154                98
   Minority interest in subsidiary ................              108               120               105              (333)
                                                        -------------     -------------     -------------     -------------
Net loss before income taxes ......................           (5,261)           (7,093)           (5,376)           (7,378)
Income tax expense ................................                                                                    167
                                                        -------------     -------------     -------------     -------------
Net loss attributable to common stockholders ......     $     (5,261)     $     (7,093)     $     (5,376)     $     (7,545)
                                                        =============     =============     =============     =============
Basic and diluted loss per share attributed to
 common stockholders ..............................     $      (0.32)     $      (0.43)     $      (0.33)     $      (0.46)
                                                        =============     =============     =============     =============


                                                            F-40a

                                                                      SUCCESSOR COMPANY - PREVIOUSLY REPORTED
                                                        -------------------------------------------------------------------
                                                                                  QUARTER ENDED
                                                        -------------------------------------------------------------------
                                                         DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                             2003             2004              2004              2004
                                                        -------------     -------------     -------------     -------------
Net revenues ......................................     $     14,385      $     15,029      $     15,729      $     16,047
Operating costs and expenses:
   Cost of revenues (excluding depreciation,
    amortization, payroll and occupancy
    shown below) ..................................            4,876             4,974             4,935             4,962
   Selling, general and administrative ............           10,944            10,740            10,870            10,964
   Loss on impairment of assets ...................           17,313               659                --                --
   Depreciation and amortization ..................            3,371             3,473             3,519             3,465
                                                        -------------     -------------     -------------     -------------
Total operating costs and expenses ................           36,504            19,846            19,324            19,391
Loss from operations: .............................          (22,119)           (4,817)           (3,595)           (3,344)
   Interest and financing expense, net ............           (3,274)           (2,921)           (2,366)           (2,364)
   Other income (expense) .........................              297               899               412                59
   Gain on debt discharge .........................            1,747                --                --                --
                                                        -------------     -------------     -------------     -------------
Loss before income taxes ..........................          (23,349)           (6,839)           (5,549)           (5,649)
Income tax expense ................................               --                35                21               (56)
                                                        -------------     -------------     -------------     -------------
Net loss attributable to common stockholders ......     $    (23,349)     $     (6,874)     $     (5,570)     $     (5,593)
                                                        =============     =============     =============     =============
Basic and diluted loss per share attributed to
 common stockholders ..............................     $      (1.42)     $      (0.42)     $      (0.34)     $      (0.34)
                                                        =============     =============     =============     =============


                                                                     SUCCESSOR COMPANY - PREVIOUSLY REPORTED
                                                        -------------------------------------------------------------------
                                                                                  QUARTER ENDED
                                                        -------------------------------------------------------------------

                                                         DECEMBER 31,       MARCH 31,         JUNE 30,        SEPTEMBER 30,
                                                             2002             2003              2003              2003
                                                        -------------     -------------     -------------     -------------

Net revenues ......................................     $     16,480      $     15,368      $     14,519      $     13,810
Operating costs and expenses:
   Cost of revenues (excluding depreciation,
    amortization, payroll and occupancy
    shown below) ..................................            5,624             5,274             4,601             4,491
   Selling, general and administrative ............           11,891            12,570             9,253            10,716
   Restructuring charges ..........................                                 --                --            (1,020)
   Depreciation and amortization ..................            3,727             4,116             4,057             3,623
                                                        -------------     -------------     -------------     -------------
Total operating costs and expenses ................           21,242            21,960            17,911            17,810
                                                        -------------     -------------     -------------     -------------
   Other operating income .........................                                345
Loss from operations: .............................           (4,762)           (6,247)           (3,392)           (4,000)
   Interest and financing expense, net ............           (3,516)           (3,214)           (3,463)           (3,769)
   Other income (expense) .........................              182               204               220               626
   Gain on debt discharge .........................            2,727             2,044             1,154                98
   Minority interest in subsidiary ................              108               120               105              (333)
                                                        -------------     -------------     -------------     -------------
Net loss before income taxes ......................           (5,261)           (7,093)           (5,376)           (7,378)
Income tax expense ................................                                                                    167
                                                        -------------     -------------     -------------     -------------
Net loss attributable to common stockholders ......     $     (5,261)     $     (7,093)     $     (5,376)     $     (7,545)
                                                        =============     =============     =============     =============
Basic and diluted loss per share attributed to
 common stockholders ..............................     $      (0.32)     $      (0.43)     $      (0.33)     $      (0.46)
                                                        =============     =============     =============     =============



                                                         F-40b

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
