Form 10-Q
period 2004-12-31
GLOBIX CORP
filed 2005-02-14
CIK 1003111

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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




     Number of shares of the Registrant's common stock outstanding as of February 14, 2005 was 16,460,000.

--------------------------------------------------------------------------------

                                                GLOBIX CORPORATION AND SUBSIDIARIES

                                                         TABLE OF CONTENTS

                                                                                                                               PAGE
                                                                                                                               ----
Part I           Financial Information
   Item 1        Consolidated Balance Sheets -- As of December 31, 2004 and September 30, 2004...........................        1
                 Interim Consolidated Statements of Operations -- For the Three Months Ended December 31, 2004 and
                   for the Three Months Ended December 31, 2003 .........................................................        2
                 Interim Consolidated Statements of Cash-Flows -- For the Three Months Ended December 31, 2004 and
                   for the Three Months Ended December 31, 2003 .........................................................        3
                 Notes to the Interim Unaudited Consolidated Financial Statements........................................        5
   Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations...................       10
   Item 3        Quantitative and Qualitative Disclosures About Market Risk..............................................       17
   Item 4        Controls and Procedures.................................................................................       17

Part II          Other Information
   Item 1.       Legal Proceedings.......................................................................................       18
   Item 2.       Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities........................       18
   Item 3.       Defaults Upon Senior Securities.........................................................................       18
   Item 4.       Submission of Matters to a Vote of Security Holders.....................................................       18
   Item 5.       Other Information ......................................................................................       18
   Item 6.       Exhibits ...............................................................................................       18

Signatures ..............................................................................................................       19
Certifications ..........................................................................................................    20-23

                                                GLOBIX CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                      (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                DECEMBER 31,     SEPTEMBER 30,
                                                                                                   2004              2004
                                                                                               -------------     -------------
                                                                                                (Unaudited)
                                                                                               -------------
ASSETS
Current assets:
Cash and cash equivalents ................................................................     $      9,333      $     12,075
Short-term investments ...................................................................            7,067             7,625
Marketable securities ....................................................................              709               458
Accounts receivable, net of allowance for doubtful accounts of $2,258 and $2,248,
   respectively ..........................................................................            7,580             6,157
Prepaid expenses and other current assets ................................................            4,960             5,101
Restricted cash ..........................................................................            2,012             2,413
                                                                                               -------------     -------------
          Total current assets ...........................................................           31,661            33,829
Investments ..............................................................................            1,656             1,988
Investments, restricted ..................................................................            2,509             2,324
Property, plant and equipment, net .......................................................           91,137            90,822
Intangible assets, net of accumulated amortization of $4,131 and $3,699, respectively ....            7,224             7,656
Other assets..............................................................................            2,032             1,923
                                                                                               -------------     -------------
          Total assets ...................................................................     $    136,219      $    138,542
                                                                                               =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligation and mortgage payable .........................     $        579      $        555
Accounts payable .........................................................................            5,605             6,599
Accrued liabilities ......................................................................            8,619             8,357
Deferred revenue .........................................................................            3,265             2,852
                                                                                               -------------     -------------
          Total current liabilities ......................................................           18,068            18,363
Capital lease obligations, net of current portion ........................................               65               121
Mortgage payable .........................................................................           19,523            19,606
11% Senior Notes .........................................................................           72,202            72,202
Accrued interest - 11% Senior Notes ......................................................            5,351             3,349
Other long term liabilities ..............................................................            8,256             8,026
                                                                                               -------------     -------------
          Total liabilities ..............................................................          123,465           121,667
                                                                                               -------------     -------------

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 500,000,000 shares authorized; 16,460,000
   issued and outstanding, for both periods presented ....................................              165               165
Additional paid-in capital ...............................................................          100,037           100,012
Deferred compensation ....................................................................              (10)               (8)
Accumulated other comprehensive income ...................................................            6,619             4,498
Accumulated deficit ......................................................................          (94,057)          (87,792)
                                                                                               -------------     -------------
          Total stockholders' equity .....................................................           12,754            16,875
                                                                                               -------------     -------------
          Total liabilities and stockholders' equity .....................................     $    136,219      $    138,542
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

                                                              1

                                    GLOBIX CORPORATION AND SUBSIDIARIES
                               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                          (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                (UNAUDITED)


                                                                              FOR THE THREE MONTHS ENDED
                                                                           -------------------------------
                                                                            DECEMBER 31,      DECEMBER 31,
                                                                               2004             2003 (*)
                                                                           -------------     -------------
Revenue, net .........................................................     $     16,530      $     14,385
Operating costs and expenses:
    Cost of revenue (excluding depreciation and amortization) ........            9,699             8,438
    Selling, general and administrative ..............................            7,303             7,382
    Loss on impairment of assets .....................................               --            17,313
    Depreciation and amortization ....................................            3,543             3,371
                                                                           -------------     -------------

                   Total operating costs and expenses ................           20,545            36,504

Loss from operations .................................................           (4,015)          (22,119)
    Interest and financing expense ...................................           (2,487)           (3,453)
    Interest income ..................................................              127               179
    Other (expense) income, net ......................................              110               297
    Gain on discharge of debt ........................................               --             1,747
                                                                           -------------     -------------

Net loss .............................................................     $     (6,265)     $    (23,349)
                                                                           =============     =============


Basic and diluted loss per share .....................................     $      (0.38)     $      (1.42)
                                                                           =============     =============

Weighted average common shares outstanding - basic and diluted .......       16,460,000        16,460,000
                                                                           =============     =============


(*) Restated - see Note 2 "Reclassifications and Restatement".


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    2

                                         GLOBIX CORPORATION AND SUBSIDIARIES
                                    INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                     (UNAUDITED)


                                                                                         FOR THE THREE MONTHS ENDED
                                                                                      -------------------------------
                                                                                       DECEMBER 31,      DECEMBER 31,
                                                                                          2004              2003
                                                                                      -------------     -------------
Cash Flows From Operating Activities
Net Loss ........................................................................     $     (6,265)     $    (23,349)
Operating activities:
    Depreciation and amortization ...............................................            3,543             3,371
    Provision for uncollectible receivables .....................................                4               202
    Gain on debt discharge ......................................................               --            (1,747)
    Loss on impairment of assets ................................................               --            17,313
    Gain on sale of marketable securities .......................................               --               142
    Amortization of deferred compensation .......................................               23                34
Changes in assets and liabilities:
    Decrease (increase) in accounts receivable ..................................           (1,161)             (486)
    Decrease (increase) in prepaid expenses and other current assets ............              354              (590)
    Decrease (increase) in other assets .........................................              (68)             (211)
    Increase (decrease) in accounts payable .....................................           (1,124)             (457)
    Increase (decrease) in accrued liabilities ..................................              204                12
    Decrease in accrued interest ................................................            2,002             2,927
    Other .......................................................................             (156)             (121)
                                                                                      -------------     -------------

Net Cash Used in Operating Activities ...........................................           (2,644)           (2,960)
                                                                                      -------------     -------------

Cash Flows From Investing Activities
    Proceeds from (investments in) short-term and long-term investments .........              936            (4,269)
    Proceeds from restricted cash and investments ...............................              390               146
    Proceeds from sale of marketable securities .................................               --               570
    Payment for business acquired from Aptegrity (Appendix A) ...................               --            (2,287)
    Deferred acquisition cost ...................................................              (42)               --
    Purchase of property, plant and equipment ...................................           (1,606)             (438)
                                                                                      -------------     -------------

Net Cash Used in Investing Activities ...........................................             (322)           (6,278)
                                                                                      -------------     -------------

Cash Flows From Financing Activities
    Repurchase of 11% Senior Notes ..............................................               --            (5,583)
    Capital contribution (distribution) in minority-owned subsidiary, net .......               --              (202)
    Capital lease termination payment ...........................................               --              (319)
    Repayment of mortgage payable and capital lease obligation ..................             (138)             (171)
                                                                                      -------------     -------------

Net Cash Used in Financing Activities ...........................................             (138)           (6,275)
                                                                                      -------------     -------------

Effect of Exchange Rates Changes on Cash and Cash Equivalents ...................              362               368
                                                                                      -------------     -------------

Decrease in Cash and Cash Equivalents ...........................................           (2,742)          (15,145)
Cash and Cash Equivalents, Beginning of Period ..................................           12,075            24,503
                                                                                      -------------     -------------

Cash and Cash Equivalents, End Period ...........................................     $      9,333      $      9,358
                                                                                      =============     =============

Supplemental disclosure of cash flow information:
     Cash paid for interest .....................................................     $        484      $        477
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

                                                          3

                                         GLOBIX CORPORATION AND SUBSIDIARIES
                                    INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                     (UNAUDITED)


APPENDIX A - PAYMENT FOR BUSINESS ACQUIRED FROM APTEGRITY:

                                                                                         FOR THE THREE MONTHS ENDED
                                                                                      -------------------------------
                                                                                       DECEMBER 31,      DECEMBER 31,
                                                                                          2004              2003
                                                                                      -------------     -------------
   Current assets ...............................................................     $         --      $       (696)
   Property, plant and equipment ................................................               --              (738)
   Current liabilities ..........................................................               --               347
   Other intangible assets ......................................................               --            (1,200)
                                                                                      -------------     -------------
                                                                                      $         --      $      2,287
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

         On July 19, 2004, Globix signed a definitive merger agreement with NEON Communications, Inc. ("Neon"), a privately held provider of optical networking services for customers in the Northeast and mid-Atlantic markets. Neon's revenue for the year ended December 31, 2004 was approximately $48,057 (Unaudited). Under the merger agreement, holders of Neon common stock, options and warrants will receive 1.2748 shares of Globix common stock for each share of common stock, options or warrants owned by the holder. As a result of the merger, Neon will become a wholly owned subsidiary of Globix, and holders of Neon common stock and warrants will receive approximately 27.6 million shares of Globix common stock, representing approximately 56.7% of the outstanding shares of common stock of the combined entity. In addition at the closing, the combined entity's cash will be used to redeem one third of Neon's preferred stock and accrued dividends at closing and Globix will issue convertible preferred stock for the balance. Assuming a February 28, 2005 closing, Neon preferred stockholders will receive in the aggregate approximately $5,340 in cash and approximately 2,966,800 shares of a class of Globix preferred stock to be created in the merger, having an aggregate liquidation value of approximately $10,680. The new Globix preferred stock will vote together with the common stock and will be convertible into shares of Globix common stock. The Globix preferred stock will accrue dividends at a rate of 6% per annum and will be redeemable only at the option of Globix, and at the option of the holders upon a change in control. Following the merger, the Board of Globix will include 4 members of the Board of Directors of Neon, 4 members of the current Globix Board and 1 member who currently serves on both the Globix and the Neon Boards. The transaction is subject to a number of conditions, including approval of the merger by Neon stockholders, the registration of the Globix common stock and preferred stock to be issued in the merger and other regulatory approvals. The merger is also conditioned upon a debt for equity exchange where, in a private transaction, certain of Globix's senior secured note holders will exchange $12,500 in principal and accrued interest of its 2008 11% Senior Notes for approximately 4,545,455 shares of Globix common stock.

         The Company has historically experienced negative cash flow from operations and has incurred net losses. For the three-month period ended December 31, 2004 the Company had a net loss of $6,265 and an accumulated deficit at December 31, 2004 of $94,057. Our ability to generate positive cash flows from operations and achieve profitability is dependant upon our ability to grow our revenue while maintaining our current cost structure and network efficiencies. Our management believes that steps taken as part of our restructuring efforts to reduce facilities and personnel, combined with ongoing efforts to derive efficiencies from our network, have reduced our expenses to a level that meets our current revenue rate. The Company believes that its cash and investments are sufficient to meet its 2005 anticipated day-to-day operating expenses, commitments, working capital, capital expenditure and approximately $8,000 of interest payments under its 11% Senior Notes if its Board of Directors elects to make such payment in cash and not in kind. However, there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing revenue levels or reducing our outstanding indebtedness. In addition, in the future, the Company may make acquisitions or repurchase its indebtedness, which, in turn, may adversely affect the Company's liquidity. In such cases management will have to take drastic steps to reduce its operating expenses to meet its then revenue base and liquidity needs. Such steps may include further reduction of our headcount, consolidation or elimination of facilities, termination of low margin customers and negotiating with our creditors to restructure our indebtedness mainly but not limited to our 11% senior notes.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITEDCONSOLIDATED FINANACIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The consolidated financial statements of Globix Corporation and its subsidiaries (the "Company") have been prepared by the Company according to U.S. generally accepted accounting principles for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company's financial position at December 31, 2004 and the three month period then ended. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 2004 Form 10-K. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2005.

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

         Significant estimates include estimates of the allowance for doubtful accounts, credit reserve, the useful lives and ultimate realizability of property, equipment, intangible assets, deferred tax valuation allowance and payroll and occupancy cost allocations between cost of revenue and selling, general and administrative expenses. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.

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


                                                                              For the Three Months Ended
                                                                           --------------------------------
                                                                            December 31,       December 31,
                                                                               2004               2003
                                                                           --------------     -------------
            Net loss, as reported attributable to common
              stockholders ...........................................     $      (6,265)     $    (23,349)

            Add: Stock-based employee compensation expense
                 included in reported net loss .......................                23                34

            Deduct: Amortization of stock-based employee
                    compensation expense determined under fair
                    value based method ...............................              (141)             (108)
                                                                           --------------     -------------
            Pro-forma net loss attributed to common
              stockholders ...........................................     $      (6,383)     $    (23,423)
                                                                           ==============     =============

            Earning (loss) per share attributable
              to common stockholders
            Basic and diluted - as reported ..........................     $       (0.38)     $      (1.42)
                                                                           ==============     =============

            Basic and diluted - Pro-forma ............................     $       (0.39)     $      (1.42)
                                                                           ==============     =============

         Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the
         Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                              For the Three Months Ended
                                                                           --------------------------------
                                                                            December 31,       December 31,
                                                                               2004               2003
                                                                           --------------     -------------

           Expected life (in years) ..................................                --               4.2
           Risk-free interest rate....................................                --               2.7%
           Volatility.................................................                --               128%
           Dividend yield.............................................                --               0.0%

         The Company did not grant any new options during the three-month period ended December 31, 2004.

         RECENT ACCOUNTING PRONOUNCEMENTS

         On December 16, 2004, the Financial Accounting Standards Board issued No. SFAS 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for our reporting period beginning July 1, 2005.

         As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of the modified prospective adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as shown in the table above.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITEDCONSOLIDATED FINANACIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         RECLASSIFICATIONS AND RESTATEMENT

         Certain prior period balances have been reclassified to conform to current period presentation.

         The Company restated its previous presentation of cost of revenue and selling, general and administrative costs for fiscal years 2004 and 2003. The effect of the restatement on the Company's consolidated statement of operations is as follows:

                                                                         Three Months Ended
                                                                         December 31, 2003
                                                                   -------------------------------
                                                                                      Previously
                                                                     Restated          Reported
                                                                   -------------     -------------
            Cost of Revenue ..................................     $      8,438      $      4,876
            Selling, general and administrative ..............            7,382            10,944
            Total operating costs and expenses ...............           36,504            36,504
            Loss from operations .............................           22,119            22,119
            Net loss .........................................           23,349            23,349
            Basic and diluted loss per share .................     $       1.42      $       1.42


NOTE 3 - SEGMENT INFORMATION

         The Company evaluates its results of operations based on one operating segment in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

                                                                     For the Three Months Ended
                                                                   -------------------------------
                                                                    December 31,      December 31,
                                                                       2004              2003
                                                                   -------------     -------------
            Revenues:
                  United States ..............................     $      8,882      $      8,488
                   Europe ....................................            7,648             5,897
                                                                   -------------     -------------
                   Consolidated ..............................     $     16,530      $     14,385
                                                                   =============     =============

            Operating income (loss):
                  United States ..............................     $     (4,864)     $    (22,991)
                   Europe ....................................              849               872
                                                                   -------------     -------------
                   Consolidated ..............................     $     (4,015)     $    (22,119)
                                                                   =============     =============


                                                                    December 31,     September 30,
                                                                       2004              2004
                                                                   -------------     -------------
            Tangible assets:
                  United States ..............................     $     63,633      $     64,978
                   Europe ....................................           27,504            25,844
                                                                   -------------     -------------
                   Consolidated ..............................     $     91,137      $     90,822
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


         Although the Company operates in one operating segment, there are 4 major service lines as follows:

                                                                     For the Three Months Ended
                                                                   -------------------------------
                                                                    December 31,      December 31,
                                                                       2004              2003
                                                                   -------------     -------------
            Internet Hosting and Co-Location .................     $      6,070      $      5,955
            Managed Services .................................            5,425             4,172
            Network Services and Internet Access .............            3,978             4,224
            Hardware and Software Sales and Other ............            1,057                34
                                                                   -------------     -------------
            Revenue, net .....................................     $     16,530      $     14,385
                                                                   =============     =============


NOTE 4 - COMPREHENSIVE INCOME

                                                                     For the Three Months Ended
                                                                   -------------------------------
                                                                    December 31,      December 31,
                                                                       2004              2003
                                                                   -------------     -------------

            Net loss .........................................     $     (6,265)     $    (23,349)
            Other comprehensive loss:
                Unrealized gain on marketable securities
                  available for sale .........................              242               309
                Foreign currency translation adjustment ......            1,879             1,714
                                                                   -------------     -------------
            Comprehensive loss ...............................     $     (4,144)     $    (21,326)
                                                                   =============     =============

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

         On November 12, 2003, we were served with a complaint filed in the United States Court for Southern District of New York, entitled Alfred
         G. Binford v. Globix Corporation, alleging breach of contract claims related to the failure to make payments under an employment letter, as amended, seeking damages in the amount of $2,113. A trial date has been confirmed by the Court for February 28, 2005.Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows. Globix has accrued its estimated liability.

         Other than described above, there have been no developments since the prior descriptions in Note 19 to the Consolidated Financial Statements in the 2004 Form 10-K, and the "Legal Proceedings" section thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," and "Legal Proceedings," constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties and the statements looking forward beyond fiscal 2005 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Among these factors are the Company's high degree of leverage and history of operating losses, its ability to retain existing customers and attract new customers, its ability to achieve cost-savings and generate positive cash flow, risks associated with potential acquisitions and divestitures and other factors affecting the Company's business generally. Such factors are more fully described herein and in the Company's Annual Report on Form 10-K for the year ended September 30, 2004, which should be considered in connection with a review of this report. For a general discussion of risks affecting the Company's business, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

OVERVIEW

Globix is a provider of Internet services for small to large size businesses in a broad range of industries. Our company was founded in 1989 and in 1998 undertook a major expansion plan in order to pursue opportunities resulting from the growth of the Internet. On March 1, 2002, Globix filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a prepackaged plan of reorganization, with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing. On April 8, 2002, the bankruptcy court confirmed the plan of reorganization. Effective April 25, 2002, all conditions necessary for the plan of reorganization to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection. For additional information about our reorganization, see "Our Chapter 11 Bankruptcy Reorganization" under Part I in our Annual Report on Form 10-K for the year ended September 30, 2004.

Since Globix emerged from bankruptcy reorganization in April 2002, its management has actively reviewed various strategies for increasing stockholder value. A key objective has been to redress the imbalance between revenues and costs that has historically been a feature of Globix's business, by increasing the revenue base and by cutting costs. A second objective has been to reduce leverage by buying back or paying off higher cost indebtedness.

Globix has attempted to address customer churn, industry-wide price competition and price decreases in its traditional offerings of hosting and network services by broadening the range of services it offers through the addition of value added services as part of its managed services business. By focusing on providing value added services Globix believes it will be able to increase its monthly recurring revenue per customer or average revenue per unit (ARPU). We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period. During the three-month period ended December 31, 2004 our total number of customers remained stable, while our ARPU increased to approximately $3.6 thousand as of December 31, 2004 compared to approximately $3.4 thousand as of September 30, 2004. Our monthly positive change in contract rate (negative churn) averaged 1.2% during the three month period ended December 31, 2004 compared to a monthly average negative churn rate of 0.3% in the fiscal year ended September 30, 2004. These improvements in ARPU and Churn reflect the continuation during fiscal 2005 of the business trends we experienced in fiscal 2004. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services.

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

For a more detailed description of these service lines see "Business" section in our 2004 Form 10-K.

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

COST OF REVENUE

Cost of revenue consists primarily of telecommunications costs for Internet access and managed hosting, payroll and occupancy which we incur in support of our network operations, systems and customer services and the cost of hardware and software purchased for resale to customers. Payroll costs allocated to cost of revenue are based on the primary activity of the department such as maintaining the network, customer support and systems operations. Occupancy costs allocated to cost of revenue are based primarily on the square footage of our various facilities. Cost of revenue excludes depreciation and amortization. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to Globix's network, leased line and associated costs related to connecting with Globix's peering partners and costs associated with leased lines connecting Globix's facilities to its backbone and aggregation points of presence.

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

         Our intangible assets are as follows:

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

ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Use of estimates and assumptions include, but is not limited to, allowance for doubtful accounts, credit reserve, the useful lives and ultimate realizability of property, equipment, intangible assets, deferred tax valuation allowance and payroll and occupancy cost allocation between cost of revenue and selling, general and administrative expenses. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT RESERVE

At each reporting period we evaluate on a specific basis the economic condition of our customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the questionable amount. We also maintain a general bad debt reserve, which is based on the aging of our customers receivables. In addition during each reporting period we must make estimates of potential future credits, which will be issued in respect of current revenues. We analyze historical credits and changes in customer demands regarding our current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, we reserve the estimated credit amount against revenues in the current period. As of December 31, 2004 and September 30, 2004 the balance of bad debt reserve amounted to approximately $2.3 million and $2.2 million, respectively.

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

RESTATEMENT

The Company restated its previous presentation of cost of revenue and selling, general and administrative costs for fiscal years 2004 and 2003 by allocating certain payroll and occupancy expenses previously included under selling general and administrative expenses to cost of revenue. See Note 3 to the financial statements of Globix.

QUARTER ENDED DECEMBER 31, 2004 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2003

REVENUE, NET. Revenue for the three-month period ended December 31, 2004 increased 14.9% or approximately $2.1 million to $16.5 million from $14.4 million for the three-month period ended December 31, 2003.

During the quarter ended December 31, 2004 our monthly positive change in contract rate (negative churn) averaged 1.2% compared to a monthly average positive change in contract rate of 2.6% in the quarter ended December 31, 2003. This decrease resulted from the favorable impact of the Aptegrity acquisition on our October 2003 churn. During the quarter ended December 31, 2004, new contracts averaged 0.9% per month and contract upgrades averaged 2.3% per month, offset by a 1.1% monthly average in contract downgrades and a 0.9% average in contract cancellations per month. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price.

During the quarter ended December 31, 2004, our monthly recurring revenue per customer (ARPU) averaged approximately $3.5 thousand compared to an average ARPU of approximately $3.1 thousand in the quarter ended December 31, 2003, despite a decrease of approximately 82 customers or 6% from 1,446 customers in December 31, 2003 to 1,364 at December 31, 2004. This is due mainly to our focus on higher-revenue managed services customers following the acquisition of Aptegrity. We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period.

Revenue breakdown for our four major service lines of Internet Hosting and Co-Location, Managed Services, Network Services and Internet Access, and Hardware and Software Sales and Other is as follows. Revenue from Internet Hosting and Co-Location increased by $115 thousand or 2% to $6.1 million in the quarter ended December 31, 2004 compared to $6.0 million in the same period in fiscal year 2004. Revenue from Network Services and Internet Access decreased by $245 thousand or 5% to $4.0 million in first fiscal quarter of 2005 compared to $4.2 million in the first fiscal quarter of 2004. The changes in these two major service lines are mainly due to churn. Revenue from Hardware and Software Sales and Other increased by $1.0 million to $1.1 million in the three-month period ended December 31, 2004 compared to $34 in the same period in fiscal year 2004, which resulted primarily from a non-recurring Hardware sale. Revenue from Managed Services increased by $1.2 million or 29% to $5.4 million in the three-month period ended December 31, 2004 compared to $4.2million in the same period in fiscal 2004. This increase is the direct result of the acquisition of Aptegrity, which was included in our statement of operation from November 1, 2003 and our continued focus on adding value-added services through our Managed Services line of business. The above analysis includes the positive effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $550 thousand on our revenue for the quarter ended December 31, 2004 over the quarter ended December 31, 2003.

COST OF REVENUE. Cost of revenue for the quarter ended December 31, 2004, increased to $9.7 million from $8.4 million in the quarter ended December 31, 2003. This increase of approximately $1.0 million was directly attributable to our increase in low margin hardware sales quarter over quarter. In addition labor costs were up by approximately $220 thousand mainly due to the acquisition of Aptegrity, which occurred on October 31, 2003 and due to our continued focus on managed services. In addition, our cost of revenue increased by approximately $350 thousand during the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003 due to higher utility costs. These increases were offset partly by approximately $320 thousand decrease in our network cost resulting from our continued focus on deriving efficiencies and cost savings from our network. Our gross margins for the three month period ended December 31, 2004 and 2003 remained stable at 41.3%. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $7.3 million as compared to $7.4 million for the quarter ended December 31, 2003. The decrease in selling, general and administrative expenses was due to a $333 thousand decrease in bad debt expenses to $4 thousand for the quarter ended December 31, 2004, compared to $337 thousand in the same quarter last year, as a result of our continuing improvement in collections, reduction in the number of high risk customer account receivable balances and as a result of collection of previously written-off balances. This was offset in part due by a $500 thousand increase in salaries and benefits to $5.4 million in the quarter ended December 31, 2004 compared to $4.9 million in the quarter ended December 31, 2003, which resulted mainly from higher sales commissions as a result of our higher revenue. In addition, reduction in our office space used for selling and administration purposes reduced our occupancy costs by approximately $200 thousand. . The aforementioned analysis includes the adverse effect of foreign exchange rate in the amount of approximately $300 thousand on selling, general and administrative for the quarter ended December 31, 2004 over the quarter ended December 31, 2003.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three month period ended December 31, 2004 were $3.5, flat with deprecation and amortization expenses in the amount of $3.4 during the same period in 2003. This is mainly due to our low level of capital spending.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the quarter ended December 31, 2004 were $2.5 million, compared to $3.5 million for the quarter ended December 31, 2003, as a result of our lower average outstanding balance of the 11% senior notes during the three month period ended December 31, 2004 compared to the same period in 2003.

INTEREST INCOME. Interest income for the quarter ended December 31, 2004 was $127 thousand, compared to $179 thousand for the quarter ended December 31, 2003. The decrease was primarily due to a decrease in our cash and investments.

OTHER INCOME, NET. Other income for the quarter ended December 31, 2004 was $110 thousand, compared to $297 thousand for the quarter ended December 31, 2003. The decrease resulted from a higher level of non-recurring expenses incurred during the three month period ended December 31, 2004 compared to the same period in 2003.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported net loss of $6.3 million, or $0.38 basic and diluted loss per share for the three month period ended December 31, 2004, as compared to a net loss of $23.3 million, or $1.42 basic and diluted loss per share for the same period in 2003.


LIQUIDITY AND CAPITAL RESOURCES

Historically our cost structure exceeded our revenue base mainly due to high labor costs resulting from higher than necessary head count, significant level of overhead due to numerous locations and overlapping within our network. This has led us historically to experience negative cash flows from operations and incur net losses. Our management believes that steps taken as part of our restructuring efforts to reduce facilities and personnel, combined with our ongoing efforts to derive efficiencies from our network have reduced our cash outflows to a level that meets our current revenue rate. Our ability to generate positive cash flows from operations and achieve profitability is dependent upon our ability to grow our revenue while maintaining our current cost structure and network efficiencies. Management believes that by maintaining a monthly positive change in contract rate (negative churn), by continuing to focus on providing managed services solutions and by keeping close control over costs and expenditures it will be able to meet its revenue and profitability targets. Additionally, since emerging from bankruptcy our management has taken several significant steps to reduce our level of outstanding indebtedness and is committed to further reducing our financial obligations by settling them in cash, converting into equity instruments, refinancing or any other manner, which may be beneficial to us. The indenture governing our 11% senior notes permits interest to be paid in kind in 2005 and 2006 at the discretion of our board of directors. Although there can be no assurance, Globix management believes that its board will elect payment of interest in kind in 2005.

As of December 31, 2004 our cash and cash equivalent, short-term and long-term investments amounted to approximately $18.1 million. In addition during the three-month period ended December 31, 2004 we used approximately $2.6 million in operating activities, an improvement of approximately $300 thousand in comparison to cash used in operations of $2.9 million in the same period in 2003. We believe that the aforementioned cash outflow represents our recurring cash-flow activities following the complete consummation of our plan of reorganization and under our current cost structure. We further believe that this cash and investment balance is sufficient to meet our 2005 anticipated day to day operating expenses, commitments, working capital, capital expenditures and interest payment of approximately $8.0 million under our 11% senior notes if our board does not elect payment of interest in kind.

However, in the longer term there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing churn levels or reducing our outstanding indebtedness. In addition, in the future, we may make acquisitions or repurchase indebtedness of our company, which, in turn, may adversely affect our liquidity. In such cases management will have to take drastic steps to reduce it's the Company's operating expenses to meet its then revenue base and liquidity needs. Such steps may include further reduction of our headcount, consolidation or elimination of facilities, termination of low margin customers and negotiating with our creditors to restructure our indebtedness, mainly but not limited to our 11% senior notes.

OPERATING ACTIVITIES:

During the three month period ended December 31, 2004, net cash used in operating activities was approximately $2.6 million in comparison to $3.0 million, which was used in operating activities during the same period in 2003. The improvement in our cash-outflow is due mainly to the decrease in our loss from operations excluding depreciation and amortization and loss on impairment of assets. As part of our normal course of doing business we experienced changes in our accounts receivable, accounts payable, accrued liabilities and accrued interest, which in the aggregate did not have a material effect on our first quarter of fiscal 2005 operating cash-flow.

INVESTING ACTIVITIES:

Net cash used in investing activities during the three month period ended December 31, 2004 was $322 thousand. Approximately $1.6 million was used for capital expenditures, offset by proceeds from certain financial investments we have liquidated mainly to fund such capital expenditures.

FINANCING ACTIVITIES:

Net cash used in financing activities during the three month period ended December 31, 2004 was $138 thousand which were used for paying our scheduled mortgage and capital lease payments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, investments consisted of an investment in a limited partnership that invests in fixed income securities and investments in fixed rate investment grade and government securities denominated in U.S. dollars. At December 31, 2003, the majority of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value.

As of December 31, 2004 marketable securities included our investment in EDGAR Online Inc., which is recorded at fair market value. We do not hedge our exposure to fluctuations in the value of our investments in equity securities.

At December 31, 2004, $4.5 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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


ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

INTERNAL CONTROLS. In February 2005, the Company determined to reclassify certain payroll and occupancy expense incurred in support of the Company's network operations, network operations, systems and customer services as cost of revenue rather than selling, general and administrative expenses for fiscal year 2003 and thereafter, as explained in Note 3 to the financial statements. There were no other changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

>From time to time, the Company is involved in legal proceedings in the ordinary course of our business operations. Although there can be no assurance as to the outcome or effect of any legal proceedings to which the Company is a party, the Company does not believe, based on currently available information, that the ultimate liabilities, if any, arising from any such legal proceedings would have a material adverse impact on our business, financial condition, results of operations or cash flows.

On November 12, 2003, we were served with a complaint filed in the United States Court for Southern District of New York, entitled Alfred G. Binford v. Globix Corporation, alleging breach of contract claims related to the failure to make payments under an employment letter, as amended, seeking damages in the amount of $2,113,000. A trial date has been confirmed by the Court for February 28, 2005.Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows. Globix has accrued its estimated liability.

Other than as described above, there have been no developments since the prior descriptions in Note 18 to the Consolidated Financial Statements in the 2004 Form 10-K, and the "Legal Proceedings" section thereto.


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


                              GLOBIX CORPORATION

                              By:  /S/ Peter K. Stevenson
                                   ------------------------------
                                   Peter K. Stevenson, President,
                                   Chief Executive Officer

Date: February 14, 2005

                              By:  /S/ Robert M. Dennerlein
                                   ---------------------------------------------
                                   Robert M. Dennerlein, Chief Financial Officer (principal financial and accounting officer)

Date: February 14, 2005