Form 10-Q
period 2005-03-31
GLOBIX CORP
filed 2005-05-13
CIK 1003111

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

                               ------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes |_| No X

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No |_|


         Number of shares of the Registrant's common stock outstanding as of May 13, 2005 was 48,678,461.

                                             GLOBIX CORPORATION AND SUBSIDIARIES

                                                      TABLE OF CONTENTS

                                                                                                                        PAGE
                                                                                                                        ----
Part I       Financial Information
   Item 1    Consolidated Balance Sheets -- As of March 31, 2005 and September 30, 2004...............................     1
             Interim Consolidated Statements of Operations -- For the Three and Six Months Ended
               March 31, 2005 and for the Three and Six Months Ended March 31, 2004 ..................................     2
             Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income
               (Loss) for the Six Months Ended March 31, 2005 ........................................................     3
             Interim Consolidated Statements of Cash-Flows -- For the Six Months Ended March 31, 2005
               and for the Six Months Ended March 31, 2004 ...........................................................     4
             Notes to the Interim Unaudited Consolidated Financial Statements.........................................     6
   Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations....................    15
   Item 3    Quantitative and Qualitative Disclosures About Market Risk...............................................    24
   Item 4    Controls and Procedures..................................................................................    24

Part II      Other Information
   Item 1.   Legal Proceedings........................................................................................    25
   Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.........................    25
   Item 3.   Defaults Upon Senior Securities..........................................................................    25
   Item 4.   Submission of Matters to a Vote of Security Holders......................................................    25
   Item 5.   Other Information .......................................................................................    26
   Item 6.   Exhibits.................................................................................................    26

Signatures ...........................................................................................................    26
Certifications



                                             GLOBIX CORPORATION AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                          MARCH 31,            SEPTEMBER 30,
                                                                                            2005                   2004
                                                                                        -------------          -------------
                                                                                         (Unaudited)
                                                                                        -------------
ASSETS
Current assets:
Cash and cash equivalents .....................................................         $       9,140          $      12,075
Short-term investments ........................................................                 6,756                  7,625
Marketable securities .........................................................                    15                    458
Accounts receivable, net of allowance for doubtful accounts
  of $1,646 and $2,248, respectively ..........................................                10,461                  6,157
Prepaid expenses and other current assets .....................................                 5,525                  5,101
Restricted cash ...............................................................                 2,401                  2,413
                                                                                        -------------          -------------
          Total current assets ................................................                34,298                 33,829
Investments ...................................................................                 1,318                  1,988
Investments, restricted .......................................................                 9,952                  2,324
Property, plant and equipment, net ............................................               208,202                 90,822
Intangible assets, net of accumulated amortization
  of $4,610 and $3,699, respectively ..........................................                11,245                  7,656
Other assets ..................................................................                 4,030                  1,923
                                                                                        -------------          -------------
          Total assets ........................................................         $     269,045          $     138,542
                                                                                        =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligation and mortgage payable ..............         $         764          $         555
Accounts payable ..............................................................                12,427                  6,599
Accrued liabilities ...........................................................                16,786                  8,357
Deferred revenue ..............................................................                 5,949                  2,852
                                                                                        -------------          -------------
          Total current liabilities ...........................................                35,926                 18,363
Capital lease obligations, net of current portion .............................                   215                    121
Mortgage payable ..............................................................                19,434                 19,606
11% Senior Notes ..............................................................                60,770                 72,202
Accrued interest - 11% Senior Notes ...........................................                 6,135                  3,349
Other long term liabilities ...................................................                24,858                  8,026
                                                                                        -------------          -------------
          Total liabilities ...................................................               147,338                121,667
                                                                                        -------------          -------------

Commitments and contingencies (Note 7)

CUMULATIVE CONVERTIBLE PREFERRED STOCK (NOTE 9) ...............................                12,639                     --

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 500,000,000 shares authorized;
  48,675,461 and 16,460,000 issued and outstanding, as of
  March 31, 2005 and September 30, 2004 .......................................                   487                    165
Additional paid-in capital ....................................................               207,192                100,012
Deferred compensation .........................................................                    (7)                    (8)
Accumulated other comprehensive income ........................................                 6,736                  4,498
Accumulated deficit ...........................................................              (105,340)               (87,792)
                                                                                        -------------          -------------
          Total stockholders' equity ..........................................               109,068                 16,875
                                                                                        -------------          -------------
          Total liabilities, cumulative convertible preferred
            stock and stockholders' equity ....................................         $     269,045          $     138,542
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


                                                              1

                                             GLOBIX CORPORATION AND SUBSIDIARIES
                                         INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                         (UNAUDITED)


                                                         FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                       -------------------------------       -------------------------------
                                                         MARCH 31,          MARCH 31,          MARCH 31,          MARCH 31,
                                                           2005             2004 (*)             2005              2004 (*)
                                                       ------------       ------------       ------------       ------------
Revenue, net ....................................      $     20,030       $     15,029       $     36,561       $     29,414
Operating costs and expenses:
  Cost of revenue (excluding depreciation
    and amortization shown below) ...............            11,418              8,689             21,117             17,127
  Selling, general and administrative ...........             9,203              7,025             16,507             14,407
  Loss on impairment of assets ..................                --                659                 --             17,972
  Depreciation and amortization .................             4,472              3,473              8,015              6,844
                                                       ------------       ------------       ------------       ------------

      Total operating costs and expenses ........            25,093             19,846             45,639             56,350
                                                       ------------       ------------       ------------       ------------

Loss from operations ............................            (5,063)            (4,817)            (9,078)           (26,936)
  Interest and financing expense ................            (2,355)            (3,058)            (4,843)            (6,511)
  Interest income ...............................               102                137                228                316
  Other (expense) income, net ...................              (785)               899               (673)             1,196
  Gain (loss) on discharge of debt ..............            (3,182)                --             (3,182)             1,747
                                                       ------------       ------------       ------------       ------------
Loss before income taxes ........................           (11,283)            (6,839)           (17,548)           (30,188)
Income tax expense ..............................                --                 35                 --                 35
                                                       ------------       ------------       ------------       ------------

Net loss ........................................      $    (11,283)      $     (6,874)      $    (17,548)      $    (30,223)
                                                       ============       ============       ============       ============

Basic and diluted loss per share ................      $      (0.45)      $      (0.42)      $      (0.85)      $      (1.84)
                                                       ============       ============       ============       ============

Weighted average common shares outstanding
  --basic and diluted ...........................        25,048,634         16,460,000         20,707,127         16,460,000
                                                       ============       ============       ============       ============


(*) Restated - see Note 2 "Reclassifications and Restatement".


                   The accompanying notes are an integral part of these consolidated financial statements.


                                                              2

                                                 GLOBIX CORPORATION AND SUBSIDIARIES
                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
                                              (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              ACCUMULATED
                                                                                                OTHER                      TOTAL
                                                                   ADDITIONAL               COMPREHENSIVE              STOCKHOLDERS'
                                               COMMON STOCK         PAID-IN      DEFERRED       INCOME    ACCUMULATED      EQUITY
                                            SHARES      AMOUNT      CAPITAL    COMPENSATION     (LOSS)      DEFICIT       (DEFICIT)
                                          ----------  ----------   ----------   ----------    ----------   ----------    ----------
Balance, September 30, 2004 ............  16,460,000  $      165   $  100,012   $       (8)   $    4,498   $  (87,792)   $   16,875

Deferred stock-based compensation ......          --          --           25          (25)           --           --            --

Amortization of deferred
  compensation .........................          --          --           --           23            --           --            23

Comprehensive Income (loss):

  Net loss .............................          --          --           --           --            --       (6,265)           --

  Unrealized holding gains .............          --          --           --           --           242           --            --

  Foreign currency translation
    adjustments ........................          --          --           --           --         1,879           --            --

Total Comprehensive Income .............          --          --           --           --            --           --        (4,144)
                                          ----------  ----------   ----------   ----------    ----------   ----------    ----------

Balance, December 31, 2004 .............  16,460,000         165      100,037          (10)        6,619      (94,057)       12,754

Amortization of deferred
  compensation .........................          --          --           --            3            --           --             3

Neon acquisition - common
  stock issued .........................  27,573,006         276       83,231           --            --           --        83,507

Neon acquisition - stock options
  and warrants issued ..................          --          --        7,928           --            --           --         7,928

Debt for equity swap (note 8) ..........   4,545,455          45       15,636           --            --           --        15,681

Binford litigation settlement ..........      97,000           1          360           --            --           --           361

Comprehensive Income (loss):

  Net loss .............................          --          --           --           --            --      (11,283)           --

  Unrealized holding losses ............          --          --           --           --           804           --            --

  Foreign currency translation
    adjustments ........................          --          --           --           --          (687)          --            --

Total Comprehensive Loss ...............          --          --           --           --            --           --       (11,166)

                                          ----------  ----------   ----------   ----------    ----------   ----------    ----------

Balance, March 31, 2005 ................  48,675,461  $      487   $  207,192   $       (7)   $    6,736   $ (105,340)   $  109,068
                                          ==========  ==========   ==========   ==========    ==========   ==========    ==========


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


                                                                 3

                                             GLOBIX CORPORATION AND SUBSIDIARIES
                                        INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                         (UNAUDITED)


                                                                                              FOR THE SIX MONTHS ENDED
                                                                                      --------------------------------------
                                                                                       MARCH 31, 2005        MARCH 31, 2004
                                                                                      ----------------      ----------------
Cash Flows From Operating Activities
Net Loss ........................................................................     $        (17,548)     $        (30,223)
Operating activities:

 Depreciation and amortization ..................................................                8,015                 6,844
 Provision for uncollectible receivables ........................................                   49                   438
 Loss (gain) on debt discharge ..................................................                3,182                (1,747)
 Loss on impairment of assets ...................................................                   --                17,972
 Loss on sale of marketable securities ..........................................                  913                   249
 Amortization of deferred compensation and issuance of
   common stock in litigation settlement ........................................                  386                    13
Changes in assets and liabilities (net of acquisition):
 Decrease (increase) in accounts receivable .....................................               (2,184)                  429
 Decrease (increase) in prepaid expenses and other current assets ...............                  911                (1,390)
 Decrease (increase) in other assets ............................................                  (49)                 (279)
 Increase (decrease) in accounts payable ........................................                2,345                (1,767)
 Increase (decrease) in accrued liabilities .....................................               (1,249)                 (160)
 Increase in accrued interest ...................................................                3,854                 5,450
 Other ..........................................................................                 (363)                 (218)
                                                                                      ----------------      ----------------

Net Cash Used in Operating Activities ...........................................               (1,738)               (4,389)
                                                                                      ----------------      ----------------

Cash Flows From Investing Activities
 Proceeds from (investments in) short-term and long-term investments ............                1,689                (4,900)
 Proceeds from (used in) restricted cash and investments ........................                   (6)                 (130)
 Proceeds from sale of marketable securities ....................................                  594                 1,000
 Proceeds from sale of property plant and equipment .............................                   --                48,694
 Net cash proceeds from Neon acquisition  (note 3) ..............................                2,726                    --
 Payment for business acquired from Aptegrity (Appendix A) ......................                   --                (2,287)
 Purchase of property, plant and equipment ......................................               (6,160)               (1,782)
                                                                                      ----------------      ----------------

Net Cash (Used in) Provided by Investing Activities .............................               (1,157)               40,595
                                                                                      ----------------      ----------------

Cash Flows From Financing Activities
 Repurchase of 11% Senior Notes .................................................                   --               (49,573)
 Proceeds from exercising of warrants ...........................................                   --                    25
 Capital contribution (distribution) in minority-owned subsidiary, net ..........                   --                  (202)
 Capital lease termination payment ..............................................                   --                  (439)
 Repayment of mortgage payable and capital lease obligation .....................                 (307)                 (294)
                                                                                      ----------------      ----------------

Net Cash Used in Financing Activities ...........................................                 (307)              (50,483)
                                                                                      ----------------      ----------------

Effect of Exchange Rates Changes on Cash and Cash Equivalents ...................                  267                   492
                                                                                      ----------------      ----------------

Decrease in Cash and Cash Equivalents ...........................................               (2,935)              (13,785)
Cash and Cash Equivalents, Beginning of Period ..................................               12,075                24,503
                                                                                      ----------------      ----------------

Cash and Cash Equivalents, End Period ...........................................     $          9,140      $         10,718
                                                                                      ================      ================

Supplemental disclosure of cash flow information:

Cash paid for interest ..........................................................     $            978      $          4,710
                                                                                      ================      ================
Non cash financing activities:
  Capital leases entered into ...................................................     $            327                    --
                                                                                      ================      ================
  Put-option ....................................................................                   --      $          2,968
                                                                                      ================      ================


                   The accompanying notes are an integral part of these consolidated financial statements.


                                                              4

                       GLOBIX CORPORATION AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
             (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

APPENDIX A - PAYMENT FOR BUSINESS ACQUIRED FROM APTEGRITY:


                                               FOR THE SIX MONTHS ENDED
                                         --------------------------------------
                                         MARCH 31, 2005         MARCH 31, 2004
                                         ---------------        ---------------
Current assets .......................   $            --        $          (696)
Property, plant and equipment ........                --                   (738)
Current liabilities ..................                --                    347
Other intangible assets ..............                --                 (1,200)
                                         ---------------        ---------------
                                         $            --        $        (2,287)
                                         ===============        ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1 - GENERAL

         We are a provider of application, media and infrastructure management services. We provide flexible business solutions which combine skills, support, technology and experience to enable our customers to use the Internet as a way to provide business benefits and sustain a competitive advantage. By managing complex applications, media and infrastructure environments, we help our clients protect Internet revenue streams, improve user satisfaction and reduce technology operating costs and risks. Our clients include operating divisions of Fortune 100 companies as well as mid-sized enterprises in a number of vertical markets including media and publishing, technology, financial services, health care and government.

         Through our wholly owned subsidiary, NEON Communications, Inc. ("Neon"), we own and operate a high bandwidth fiber optic network, extending from Portland, ME to Washington, DC. Through this network we provide metro and intercity telecommunications coverage, as well as co-location space, to local, long distance and wireless communications carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions, including Boston, New York, Philadelphia, Newark, Baltimore, Washington, DC, Portland, Portsmouth, Springfield, Worcester, Albany, White Plains, Providence, Hartford, Hackensack, Reston, Virginia and smaller communities along our network routes. We acquired Neon on March 7, 2005 as further described in Note 3.

         We, and our subsidiaries, have operations in New York, NY, London, UK, Boston, MA, Santa Clara, CA, Fairfield, NJ, and Atlanta, GA. Our common stock is traded on the American Stock Exchange under the symbol "GEX".

         The Company has historically experienced negative cash flow from operations and has incurred net losses. For the six-month period ended March 31, 2005 the Company had a net loss of $17,548 and an accumulated deficit at March 31, 2005 of $105,340. Our ability to generate positive cash flows from operations and achieve profitability is dependant upon our ability to grow our revenue while maintaining our current cost structure and network efficiencies. Our management believes that steps taken as part of our restructuring efforts to reduce facilities and personnel, combined with ongoing efforts to derive efficiencies from our network, have reduced our expenses to a level that meets our current revenue rate. The Company believes that its cash and investments are sufficient to meet its fiscal 2005 anticipated day-to-day operating expenses, commitments, working capital and capital expenditures. In addition, the Company's Board of Directors elected on April 25, 2005 to pay interest of $6,685 on its 11% senior notes with the issuance of additional senior notes in lieu of cash. However, there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing revenue levels or reducing our outstanding indebtedness. In addition, in the future, the Company may make acquisitions or repurchase its indebtedness, which, in turn, may adversely affect the Company's liquidity. In such cases management will have to take drastic steps to reduce its operating expenses to meet its then revenue base and liquidity needs. Such steps may include further reduction of our headcount, consolidation or elimination of facilities, termination of low margin customers and negotiating with our creditors to restructure our indebtedness, mainly, but not limited to our 11% senior notes.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The consolidated financial statements of Globix Corporation and its subsidiaries ("Globix" or the "Company") have been prepared by the Company according to U.S. generally accepted accounting principles for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company's financial position at March 31, 2005 and the three month and six month periods then ended. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in our 2004 Form 10-K. The results of operations for the three-month and six-month periods ended March 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2005.

         MANAGEMENT ESTIMATES

         The preparation of the Company's financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.

         Significant estimates include estimates of the allowance for doubtful accounts, credit reserve, the useful lives and ultimate realizability of property, plant, equipment, intangible assets, deferred tax valuation allowance and payroll and occupancy cost allocations between cost of revenue and selling, general and administrative expenses. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates.

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

                                     GLOBIX CORPORATION AND SUBSIDIARIES
                       NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                  FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                  --------------------------     -------------------------
                                                                  MARCH 31,        MARCH 31,     MARCH 31,       MARCH 31,
                                                                    2005             2004          2005            2004
                                                                  ----------       ---------     ---------       ---------
         Net loss as reported ...............................     $ (11,283)       $ (6,874)     $(17,548)       $(30,223)

         Add: Stock-based employee compensation expense
              included in reported net loss .................             3             (21)           26              13

         Deduct: Amortization of stock-based employee
                 compensation expense determined under
                 fair value based method ....................           122             127           237             235
                                                                  ==========       =========     =========       =========

         Pro-forma net loss attributed to common
               stockholders .................................     $ (11,402)       $ (7,022)     $(17,759)       $(30,445)
                                                                  ==========       =========     =========       =========

         Basic and diluted - as reported ....................     $   (0.45)       $  (0.42)     $  (0.85)       $  (1.84)
                                                                  ==========       =========     =========       =========

         Basic and diluted - Pro-forma ......................     $   (0.46)       $  (0.43)     $  (0.86)       $  (1.85)
                                                                  ==========       =========     =========       =========


         Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                  FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                  --------------------------     -------------------------
                                                                  MARCH 31,        MARCH 31,     MARCH 31,       MARCH 31,
                                                                    2005             2004          2005            2004
                                                                  ----------       ---------     ---------       ---------
           Expected life (in years)..........................          3              5.0             3            5.0
           Risk-free interest rate...........................        4.3%             3.2%          4.3%           3.2%
           Volatility........................................         93%             120%           93%           120%
           Dividend yield....................................        0.0%             0.0%          0.0%           0.0%


RECENT ACCOUNTING PRONOUNCEMENTS

         On December 16, 2004, the Financial Accounting Standards Board issued No. SFAS 123 (revised 2004), "Share-Based Payment", which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for our reporting period beginning October 1, 2005.

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

         The Company restated its previous presentation of cost of revenue and selling, general and administrative costs for fiscal year 2004. The effect of the restatement on the Company's consolidated statement of operations is as follows:

                                                                      Three Months Ended                 Six Months Ended
                                                                        March 31, 2004                    March 31, 2004
                                                                   --------------------------       ----------------------------
                                                                                   Previously                         Previously
                                                                   Restated         Reported         Restated          Reported
                                                                   --------        ----------        ---------        ----------
           Cost of Revenue .................................       $  8,689        $    4,974        $  17,127        $    9,850
           Selling, general and administrative .............          7,025            10,740           14,407            21,684
           Total operating costs and expenses ..............         19,846            19,846           56,350            56,350
           Loss from operations ............................         (4,817)           (4,817)         (26,936)          (26,936)
           Net loss ........................................         (6,874)           (6,874)         (30,223)          (30,223)
           Basic and diluted loss per share ................          (0.42)            (0.42)           (1.84)            (1.84)


NOTE 3 - ACQUISITION OF NEON COMMUNICATIONS, INC.

         On March 7, 2005, Globix completed its acquisition of Neon by purchasing all of the capital stock of Neon. The purchase price of $112,562 consisted of $5,349 in cash, the issuance of 27,573 shares of common stock with a fair value of $83,507 (based on the average share price during the three day period before and after the announcement of the merger), the issuance of 2,972 shares of cumulative convertible preferred stock with a fair market value of $12,639, the issuance of 3,381 shares of stock options and warrants with a fair value of $7,928 and approximately $3,139 of other direct acquisition costs. Neon owns and operates a high bandwidth fiber optic network, extending from Portland, ME to Washington, DC. Through this network Neon provides metro and intercity communications coverage, as well as co-location space, to local and long distance telecommunications carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions, including Boston, New York, Philadelphia, Newark, Baltimore, Washington, DC, Portland, Portsmouth, Springfield, Worcester, Albany, White Plains, Providence, Hartford, Hackensack, Reston, Virginia and smaller communities along our network routes. The estimate allocation of the purchase price is summarized below:


Cash and cash equivalents acquired ..............................     $   8,116
Accounts receivable assumed......................................         1,976
Prepaid and other assets assumed.................................         1,558
Restricted cash and investments..................................         7,501
Fair value of property, plant and equipment assumed..............       116,846
Identifiable intangible assets assumed...........................         4,500
Other assets.....................................................         3,625
Accounts payable and accrued liabilities assumed.................       (12,133)
Deferred revenue assumed.........................................       (17,363)
Other liabilities assumed........................................        (2,064)

                                                                      ---------
                                                                      $ 112,562
                                                                      =========

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         The following unaudited pro forma combined results of operations assume that the acquisition occurred on October 1, 2003. This unaudited information should not be relied upon as necessarily being indicative of future results.

                                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                  -----------------------------      ------------------------------
                                                                    MARCH 31,        MARCH 31,         MARCH 31,         MARCH 31,
                                                                      2005             2004              2005              2004
                                                                  ------------     ------------      ------------      ------------
         Revenue ............................................     $     29,117     $     26,585            57,905      $     51,722
         Net loss before extraordinary items ................          (12,014)          (8,231)          (18,486)          (32,437)
                                                                  ============     ============      ============      ============
         Basic and diluted net income per common share
         Pro-forma ..........................................     $      (0.25)    $      (0.17)     $      (0.38)     $      (0.67)
                                                                  ============     ============      ============      ============
         Weighted average common shares
           outstanding - basic and diluted ..................       48,602,172       48,578,461        48,590,186        48,578,461
                                                                  ============     ============      ============      ============

         The following unusual and non-recurring items were included in the pro forma results:

                                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                  -----------------------------      ------------------------------
                                                                    MARCH 31,        MARCH 31,         MARCH 31,         MARCH 31,
                                                                      2005             2004              2005              2004
                                                                  ------------     ------------      ------------      ------------

         Loss on impairment of fixed assets (Globix)              $         --     $        659      $         --      $     17,972
         Gain (loss) on debt discharge (Globix)                         (3,182)              --            (3,182)            1,747


NOTE 4 - RELATED PARTIES

         Effective May 15, 2005, Globix entered into an Agreement with Communication Technology Advisors LLC ("CTA"), pursuant to which CTA has agreed to provide certain advisory services to Globix, including assistance with the integration of the Neon acquisition, financing and acquisitions, in exchange for a monthly fee of $120. In the event that Globix consummates an acquisition, Globix has agreed to consider whether CTA is entitled to an additional success fee. Wayne Barr, Jr., a principal of CTA, joined the Board of Directors of Globix on March 7, 2005. CTA previously provided advisory services to Globix and Neon in exchange for a monthly fee of $65 and $35, respectively.

         Neon Optica, Inc., a wholly owned subsidiary of Neon, is a party to two Agreements for the Provision of Fiber Optic Facilities and Services (Phases I and II), pursuant to which certain subsidiaries of Northeast Utilities have agreed to grant to Neon the right to use transmission structures, other facilities and fiber filaments in the their fiber optic cable network in exchange for annual payments and other fees. Payment under these agreements and a fee reimbursement agreement are expected to amount to approximately $2,500 per year. In calendar years 2003 and 2004, Neon made certain payments under these agreements by issuing shares of its common stock to Mode 1 Communications, Inc. ("Mode 1"), a wholly owned subsidiary of Northeast Utilities. Mode 1 held approximately 13.2% of the common stock of Neon prior to the merger and as a result of the merger became the holder of approximately 5.6% of the Globix common stock. In connection with the merger, Globix agreed to guarantee the obligations of Neon Optica, Inc. under these agreements. John H. Forsgren, who was a director of Neon prior to the merger and became a director of Globix in connection with the merger, was the Vice Chairman and Chief Financial Officer of Northeast Utilities until his retirement as of December 31, 2004.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 5 - SEGMENT INFORMATION

         Historically the Company has evaluated its results of operations based on one operating segment in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As a result of the acquisition of Neon on March 7, 2005 the Company now has two operating segments to evaluate.

         Operating results and assets information by segment:

                                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                  -----------------------------      ------------------------------
                                                                    MARCH 31,        MARCH 31,         MARCH 31,         MARCH 31,
                                                                      2005             2004              2005              2004
                                                                  ------------     ------------      ------------      ------------
           Revenues:
                  Globix......................................    $     16,807     $     15,029      $     33,338      $     29,414
                  Neon........................................           3,223               --             3,223                --
                                                                  ------------     ------------      ------------      ------------
                  Consolidated................................    $     20,030     $     15,029      $     36,561      $     29,414
                                                                  ============     ============      ============      ============

           Operating loss:
                  Globix.....................................     $     (4,582)    $     (4,817)     $     (8,597)     $    (26,936)
                  Neon.......................................             (481)              --              (481)               --
                                                                  ------------     ------------      ------------      ------------
                  Consolidated...............................     $     (5,063)    $     (4,817)     $     (9,078)     $    (26,936)
                                                                  ============     ============      ============      ============


                                                                      MARCH 31,            SEPTEMBER 30,
                                                                        2005                   2004
                                                                   ---------------         -------------
           Total assets:
                 Globix........................................     $      127,329               138,542
                  Neon.........................................            141,716                    --
                                                                   ---------------         -------------
                  Consolidated.................................     $      269,045         $     138,542
                                                                    ==============         =============


                                                                      MARCH 31,            SEPTEMBER 30,
                                                                        2005                   2004
                                                                   ---------------         -------------
           Fixed assets:
                 Globix........................................    $        90,052                90,822
                  Neon.........................................            118,150                    --
                                                                   ---------------         -------------
                  Consolidated.................................    $       208,202         $      90,822
                                                                    ==============         =============


                                                 GLOBIX CORPORATION AND SUBSIDIARIES
                                    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         Operating results and assets information by geographic area:

                                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                  -----------------------------      ------------------------------
                                                                    MARCH 31,        MARCH 31,         MARCH 31,         MARCH 31,
                                                                      2005             2004              2005              2004
                                                                  ------------     ------------      ------------      ------------
           Revenues:
                  United States...............................    $     12,626     $      8,625      $     21,508      $     17,113
                  Europe......................................           7,404            6,404            15,053            12,301
                                                                  ------------     ------------      ------------      ------------

                  Consolidated................................    $     20,030     $     15,029      $     36,561      $     29,414
                                                                  ============     ============      ============      ============

           Operating loss:
                  United States..............................     $     (5,926)    $     (5,753)     $    (10,790)     $    (28,639)
                  Europe ....................................              863              936             1,712             1,703
                                                                  ------------     ------------      ------------      ------------
                  Consolidated...............................     $     (5,063)    $     (4,817)     $     (9,078)     $    (26,936)
                                                                  ============     ============      ============      ============

                                                                      MARCH 31,            SEPTEMBER 30,
                                                                        2005                   2004
                                                                   ---------------         -------------
           Total assets:
                 United States.................................    $       230,453         $      98,388
                  Europe.......................................             38,592                40,154
                                                                   ---------------         -------------
                  Consolidated.................................    $       269,045         $     138,542
                                                                   ===============         =============


                                                                      MARCH 31,            SEPTEMBER 30,
                                                                        2005                   2004
                                                                   ---------------         -------------
           Fixed assets:
                 United States.................................    $       181,587         $      64,978
                  Europe.......................................             26,615                25,844
                                                                   ---------------         -------------
                  Consolidated.................................    $       208,202         $      90,822
                                                                   ===============         =============


           Although the Company operates in two operating segments, there are 6 major service lines as listed below with Co-location services being offered in both segments. The breakdown of revenues for each service line is as follows:


                                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                  -----------------------------      ------------------------------
                                                                    MARCH 31,        MARCH 31,         MARCH 31,         MARCH 31,
                                                                      2005             2004              2005              2004
                                                                  ------------     ------------      ------------      ------------
           Internet Hosting and Co-Location .................     $      6,438     $      5,793            12,508      $     11,748
           Managed Services .................................            5,546            4,632            10,972             8,804
           Network Services and Internet Access .............            4,036            4,508             8,014             8,732
           Lit fiber services................................            2,777               --             2,777                --
           Dark fiber services...............................              343               --               343                --
           Hardware and Software Sales, DSL and Other........              890               96             1,947               130
                                                                  ------------     ------------      ------------      ------------
           Revenue, net .....................................     $     20,030     $     15,029      $     36,561      $     29,414
                                                                  ============     ============      ============      ============


                                                 GLOBIX CORPORATION AND SUBSIDIARIES
                                    NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 6 - COMPREHENSIVE LOSS

                                                                    FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                  -----------------------------      ------------------------------
                                                                    MARCH 31,        MARCH 31,         MARCH 31,         MARCH 31,
                                                                      2005             2004              2005              2004
                                                                  ------------     ------------      ------------      ------------
           Net loss ............................................  $    (11,283)    $     (6,874)     $    (17,548)     $    (30,223)
           Other comprehensive income (loss):
               Unrealized gain (loss) on marketable
                 securities available for sale .................           804              (47)            1,047               262
               Foreign currency translation adjustment .........          (687)             720             1,191             2,434
                                                                  ------------     ------------      ------------      ------------
           Comprehensive loss ..................................  $    (11,166)    $     (6,201)     $    (15,310)     $    (27,527)
                                                                  ============     ============      ============      ============


NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

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

         On November 12, 2003, we were served with a complaint filed in the United States Court for Southern District of New York, entitled Alfred
         G. Binford v. Globix Corporation, alleging breach of contract claims related to the failure to make payments under an employment letter, as amended, seeking damages in the amount of $2,113. On March 4, 2005, we entered into a settlement agreement with Mr. Binford pursuant to which we paid him $750 in cash, $100 of which was reimbursed by our insurance carrier, and agreed to issue him 100,000 shares of common stock resulting in approximately $800 of expense in the quarter ended March 31, 2005.

         On August 12, 2004, the United States District Court for the Southern District of New York approved the settlement of a class action lawsuit entitled In re Globix Corp Securities Litigation, No. 02-CV-00082. This lawsuit named as defendants Globix and our former officers Marc Bell, Peter Herzig (who remains a director of Globix) and Brian Reach, and asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001. The lawsuit alleged that the defendants had failed to disclose the true state of the Company's financial condition during this period. Under the settlement, the Company paid $3,500,000 (all of which was covered by insurance) to settle all claims against it. A motion for reconsideration of the fee award filed by those plaintiffs' law firms whose fees were not included in the settlement was rejected by the court in February 2005.

         On November 9, 2004, NEON Transcom, Inc. ("Transcom"), a wholly owned subsidiary of NEON, filed a suit against the Washington Metropolitan Area Transit Authority ("WMATA") in the United States District Court for the District of Columbia seeking a declaratory judgment that the annual fees provided for under a license agreement violate the Telecommunications Act of 1996 and further seeking an injunction preventing WMATA from requiring payment of the fees and holding Transcom in default under its License Agreement, dated October 5, 1999. On February 11, 2005, the court granted a motion filed by WMATA to dismiss Transcom's claim. However, Transcom and WMATA have entered into and are continuing settlement negotiations to resolve the ongoing dispute. As of March 31, 2005 an accrual of $409 has been recorded on the balance sheet reflecting the current amount owed to WMATA under the license agreement.

                       GLOBIX CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
           (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 8 - DEBT FOR EQUITY EXCHANGE

         As a condition to the closing of the acquisition of Neon, Globix exchanged $12.5 million in principal and accrued interest on its 11% senior notes in exchange for 4,545,455 shares of its common stock in private transactions pursuant to separate securities exchange agreements with certain holders of the 11% senior notes. LC Capital Master Fund Ltd., an entity affiliated with Steven Lampe, a member of the Board of Directors of Globix, exchanged $1.25 million in 11% senior notes for 454,545 shares of common stock. This exchange resulted in a loss of $3.2 million in the quarter ended March 31, 2005. Globix has agreed to file a registration statement covering the sale of the common stock issued in the debt for equity exchange.

NOTE 9- PREFERRED STOCK

         Globix has designated 4,500,000 shares of 6% Series A Cumulative Convertible Preferred Stock ("preferred stock"), of which 2,971,753 shares were issued in the acquisition of Neon. Each share of preferred stock is convertible into one share of common stock at the option of the holder, is entitled to one vote, has a liquidation preference of $3.60 per share plus accrued dividends, and is senior to the common stock of Globix. Dividends are payable semi-annually at a rate of $0.11 per share when and if declared by the Board of Directors. At the option of Globix, dividends are payable in cash or additional shares of preferred stock. At the option of Globix, shares of preferred stock can be redeemed in whole or in part at $3.82 per share, plus accrued dividends, in 2006, $3.71 per share, plus accrued dividends, in 2007 and $3.60 per share, plus accrued dividends, thereafter. In the event of a change of control, as defined, each holder of preferred stock can require Globix to purchase such holder's shares of preferred stock for a price equal to $3.64 plus accrued and unpaid dividends to the purchase date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," and "Legal Proceedings," constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results of the Company to differ materially from the results anticipated by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. Statements looking forward beyond fiscal 2005 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Among these factors are the Company's high degree of leverage and history of operating losses, its ability to retain existing customers and attract new customers, its ability to achieve cost-savings and generate positive cash flow, its ability to integrate successfully the operations of Neon and achieve synergies through the combination of the two companies, and the ability of Neon to operate its fiber optic network in a cost effective manner, as well as risks associated with potential acquisitions and divestitures and other factors affecting the Company's business generally. Such factors are more fully described herein and in the Company's Annual Report on Form 10-K for the year ended September 30, 2004, which should be considered in connection with a review of this report. Additional risk factors that should be considered concerning the Company and its wholly-owned subsidiary, Neon, are described in the section entitled "Risk Factors" in the Company's Registration Statement on Form S-4 filed with respect to the acquisition of Neon. For a general discussion of risks affecting the business of the Company and Neon, see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended September 30, 2004 and the Company's Registration Statement on Form S-4 filed with respect to the acquisition of Neon.

OVERVIEW: OUR BUSINESS STRATEGY

We are a provider of Internet services for small to large size businesses in a broad range of industries. Through our wholly owned Neon subsidiary, we also own and operate a high bandwidth fiber optic network, extending from Portland, ME to Washington, DC.

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

Globix has attempted to address customer churn, industry-wide price competition and price decreases in its traditional offerings of hosting and network services by broadening the range of services it offers through the addition of value added services as part of its managed services business. By focusing on providing value added services Globix believes it will be able to increase its monthly recurring revenue per customer or average revenue per unit (ARPU). We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period. In the Globix business segment, during the three-month period ended March 31, 2005 our total number of customers remained stable, while our ARPU increased to approximately $3.7 thousand as of March 31, 2005 compared to approximately $3.4 thousand as of September 30, 2004. In the Globix segments, our monthly positive change in contract rate (negative churn) averaged 0.9% during the three month period ended March 31, 2005 compared to a monthly average negative churn rate of 0.3% in the fiscal year ended September 30, 2004. These improvements in ARPU and churn reflect the continuation during fiscal 2005 of the business trends we experienced in fiscal 2004. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services.

Growth through acquisition offers the possibility of revenue growth and the expansion of service offerings, to enable Globix to offer a broader range of services to compete more effectively, while providing a larger revenue base to support Globix's existing indebtedness. The ability to achieve operating efficiencies by combining administrative or other functions has also been a consideration in reviewing possible acquisitions. In addition, market conditions have made it possible to acquire related businesses at what are perceived to be relatively low prices. In pursuing its acquisition strategy, Globix has reviewed potential transactions involving smaller companies, like Aptegrity, Inc., whose acquisition gradually expands the range of services that Globix provides, as well as larger companies, such as Neon, that could significantly increase the size of Globix's business and enhance its ability to compete against much larger competitors.

In order to increase its operating flexibility and address concerns about its long term financial viability, Globix has also attempted to decrease its indebtedness through the repurchase of its 11% senior notes and the repurchase or early payment of other financial obligations.

On March 7, 2005, Globix completed its acquisition of all of the capital stock of Neon in exchange for common and preferred stock of Globix and approximately $5.3 million in cash. Simultaneously with the closing of the acquisition, we exchanged $12.5 million in principal and interest on our 11% senior notes for 4,545,455 shares of common stock.

Neon owns and operates a high bandwidth fiber optic network, extending from Portland, ME to Washington, DC. Through this network Neon provides metro and intercity communications coverage, as well as co-location space, to local and long distance telecommunications carriers and a small number of non-carrier customers, including universities, colleges, and financial institutions, in various markets in the Northeast and mid-Atlantic regions.

The quarter ended March 31, 2005 reflects $3.2 million of revenue associated with the Neon segment from the date of the acquisition. On a pro-forma basis, Neon's revenue for the full month of March was $4.2 million. Neon's revenue for the six month period ended March 31, 2005 was $24.6 million an increase of 10.3% or $2.3 million from $22.3 million for the six-month period ended March 31, 2004. Neon's revenue for the three month period ended March 31, 2005 was $12.3 million an increase of 6% or $.7 million from $11.6 million for the three month period ended March 31, 2004.

Although the acquisition of Neon and the debt-for-equity exchange have increased our revenues and asset base and reduced the total amount of our indebtedness, we remain highly leveraged. On May 1, 2005, we elected to pay annual accrued interest of approximately $6.7 million on the 11% senior notes through the issuance of additional notes.

Like Globix, Neon has a history of operating losses. In addition, Neon may need to expand its network and invest in its infrastructure in order to take advantage of opportunities in the telecommunications industry. Accordingly, we may need to seek additional financing and achieve greater efficiencies in operations in order to attain our goals.

OVERVIEW: OUR MAJOR SERVICE LINES

Although the Company operates in two operating segments, there are 6 major service lines as follows:

         INTERNET HOSTING AND CO-LOCATION - We offer co-location solutions for customers who choose to own and maintain their own servers and or optronics, but require the physically secure, climate-controlled environment provided by our data centers and connectivity to our network. We offer hosting services in a dedicated server environment. This service includes providing hardware usage, bandwidth and managed services to meet customer-specific needs.

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

         LIT FIBER SERVICES (TRANSPORT SERVICES) - Lit Fiber Services (Transport Services) - We provide dedicated, point-to-point services provided over fiber optic transmission lines that have electronic or optronic equipment installed and maintained by Neon. Specific service offerings include: SONET Private Line services at bandwidth levels including DS-3, OC-3, OC-12 and OC-48; Wavelength
(DWDM) services enabling flexible and scalable high capacity transport at 2.5 and 10 Gbps, configured as either protected or unprotected wavelengths; and Ethernet services via dedicated, point-to-point connectivity offered as Fast Ethernet (FastE) at 50 or 100 Mbps and Gigabit Ethernet (GigE) at 600 or 1000 Gbps.

         DARK FIBER SERVICES We lease fiber cable in our fiber optic network running from Portland, ME to Washington, DC. The fiber cable is leased without electronic or optronic equipment installed by Neon.

         OTHER - Hardware and software sales and other non-recurring revenue from our Globix segment. Hardware and software sales are typically tied to agreements to provide a customer recurring services such as hosting, network services, managed services and etc.

For a more detailed description of these service lines see "Business" section in our 2004 Form 10-K and "Information about NEON" in the registration statement on Form S-4 filed with respect to the acquisition of Neon.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical accounting policies and estimates:

REVENUE RECOGNITION

Revenue consists primarily of Internet hosting, co-location, managed services, network services, internet access, lit fiber services and dark fiber services

We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB"), No. 104 "Revenue Recognition" which revises and rescinds certain sections of SAB No. 101, "Revenue Recognition". The changes noted in SAB 104 did not have a material effect on Globix's consolidated financial statements.

The Globix business segment (Internet services) recognizes revenue when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectability is probable. SAB No. 104 expresses the view of the Securities and Exchange Commission's staff in applying accounting principles generally accepted in the United States of America to certain revenue recognition issues. Under the provisions of SAB No. 104, set up and installation revenue are deferred and recognized over the estimated length of the customer relationship, which in the case of our Globix segment is approximately 36 months. Prior to April 30, 2002, the estimated length of the customer relationship was 12-18 months. Monthly service revenue under recurring agreements related to Internet hosting, co-location, network services, Internet access and managed services is recognized over the period that service is provided. Revenue derived from project or event type managed service engagements is recognized over the life of the engagement. Payments received in advance of providing services are deferred until the period that these services are provided.

The Neon business segment (primarily fiber optic network services) offers leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by us) and longer term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by us) at fixed cost pricing over multi year terms. Revenues from fiber optic network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectbility of the related receivables is reasonably assured. Amounts billed in advance of the service provided are recorded as deferred revenue. We also lease space to customers at our co-location facilities. Revenues from nonrecurring installation charges and design, engineering and construction services are recognized ratably over the multi-year network services terms to which the nonrecurring charges relate provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivables is reasonably assured.

COST OF REVENUE

Cost of revenue for Internet services consists primarily of telecommunications costs for Internet access and managed hosting, payroll and occupancy which we incur in support of our network operations, systems and customer services and the cost of hardware and software purchased for resale to customers. Payroll costs allocated to cost of revenue are based on the primary activity of the department such as maintaining the network, customer support and systems operations. Occupancy costs allocated to cost of revenue are based primarily on the square footage of our various facilities. Cost of revenue excludes depreciation and amortization. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to Globix's network, leased line and associated costs related to connecting with Globix's peering partners and costs associated with leased lines connecting Globix's facilities to its backbone and aggregation points of presence.

Cost of revenue for Fiber services consists primarily of right of way fees, dark fiber leases, real estate and collocation leases, last mile circuit leases and network operations and maintenance costs. Right of way fees are paid primarily to utilities and public and private entities for the right to place fiber optic cable on their structures and property. Fiber leases are fees paid to other telecommunications providers for the use of their dark fiber over which we provide transport services. We lease real estate and collocation space to allow placement of optronics equipment to power our network. Last mile circuit leases consist of services from other carriers and local phone companies to extend transport services beyond our network to a customer location. Network operations and maintenance consists primarily of labor, contractor services and utility costs.

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

         Our intangible assets are as follows

         o        trademarks and trade name;

         o        backlog

         o        network build-out/know-how; and

         o        customer contracts and relationships.

We amortize intangible assets by the straight-line method over their estimated useful lives. Trademarks and trade name are amortized over a period of 7-15 years, backlog over a period of 10 years, network build-out/know-how is amortized over 8 years and the customer contracts and relationships are amortized over 2-10 years.

ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Use of estimates and assumptions include, but is not limited to, purchase price allocation, allowance for doubtful accounts, credit reserve, the useful lives and ultimate realizability of property, equipment, intangible assets, deferred tax valuation allowance and payroll and occupancy cost allocation between cost of revenue and selling, general and administrative expenses. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT RESERVE

At each reporting period we evaluate on a specific basis the economic condition of our customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the questionable amount. We also maintain a general bad debt reserve, which is based on the aging of our customers' receivables. In addition, during each reporting period we must make estimates of potential future credits, which will be issued in respect of current revenues. We analyze historical credits and changes in customer demands regarding our current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, we reserve the estimated credit amount against revenues in the current period. As of March 31, 2005 and September 30, 2004 the balance of bad debt reserve amounted to approximately $1.6 million and $2.2 million, respectively.

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

RESTATEMENT

The Company restated its previous presentation of cost of revenue and selling, general and administrative costs for fiscal year 2004 by allocating certain payroll and occupancy expenses previously included under selling general and administrative expenses to cost of revenue. See Note 2 to our financial statements.

QUARTER ENDED MARCH 31, 2005 COMPARED TO THE QUARTER ENDED MARCH 31, 2004 (RESTATED)

REVENUE, NET. Revenue for the three-month period ended March 31, 2005 increased 33.3% or approximately $5.0 million to $20.0 million from $15.0 million for the three-month period ended March 31, 2004. Excluding $3.2 million of revenue generated as a direct result of the Neon acquisition, revenue for the three-month period ended March 31, 2005 increased by 11.9% or approximately $1.8 million compared to the three-month period ended March 31, 2004.

During the quarter ended March 31, 2005 (excluding the impact of the Neon acquisition) our monthly positive change in contract rate (negative churn) averaged 0.9% compared to a monthly average negative change in contract rate (churn) of 1.3% in the quarter ended March 31, 2004. Excluding the impact of the Neon acquisition, during the quarter ended March 31, 2005, new contracts averaged 1.3% per month and contract upgrades averaged 2.8% per month, offset by a 2.2% monthly average in contract downgrades and a 1.0% average in contract cancellations per month. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price.

Excluding the impact of the Neon acquisition, during the quarter ended March 31, 2005, our monthly recurring revenue per customer (ARPU) averaged approximately $3.6 thousand compared to an average ARPU of approximately $3.3 thousand in the quarter ended March 31, 2004, despite a decrease of approximately 83 customers or 6% from 1,418 customers in March 31, 2004 to 1,335 at March 31, 2005. This is due mainly to our focus on higher-revenue managed services customers following the acquisition of Aptegrity. We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period.

Revenue breakdown for the major service lines are as follows. Revenue from Internet Hosting and Co-Location increased by $645 thousand or 11.1% to $6.4 million in the quarter ended March 31, 2005 compared to $5.8 million in the same period in fiscal year 2004. Revenue from Network Services and Internet Access decreased by $472 thousand or 10% to $4.0 million in second fiscal quarter of 2005 compared to $4.5 million in the second fiscal quarter of 2004. The changes in these two major service lines are mainly due to churn and the inclusion of Neon's Co-Location revenue in month of March 2005. Revenue from Hardware and Software Sales and Other increased by $794 thousand to $0.9 million in the three-month period ended March 31, 2005 compared to $96 thousand in the same period in fiscal year 2004, primarily due to an increase in Hardware sales. Revenue from Managed Services increased by $914 thousand or 19.7% to $5.5 million in the three-month period ended March 31, 2005 compared to $4.6 million in the same period in fiscal 2004. This increase is the direct result of our continued focus on adding value-added services through our Managed Services line of business. The above analysis includes the positive effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $190 thousand on our revenue for the quarter ended March 31, 2005 over the quarter ended March 31, 2004.

Revenue from Lit and Dark Fiber Services was $2.8 million and $343 thousand respectively for the quarter ended March 31, 2005.

COST OF REVENUE. Cost of revenue for the quarter ended March 31, 2005 increased to $11.4 million from $8.7 million in the quarter ended March 31, 2004. $1.8 million of the increase is the direct result of our acquisition of Neon on March 7, 2005. The remaining increase of approximately $0.9 million was directly attributable to our increase in hardware sales quarter over quarter. In addition, our cost of revenue increased by approximately $360 thousand during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 due to higher occupancy costs as a result of higher utility costs. These increases were offset partly by approximately $150 thousand decrease in our network cost resulting from our continued focus on deriving efficiencies and cost savings from our network. Our gross margins including the impact of the Neon acquisition for the three month period ended March 31, 2005 and 2004 were 43.0% and 42.2% respectively. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $9.2 million as compared to $7.0 million for the quarters ended March 31, 2005 and 2004 respectively. This increase included $1.1 million of selling, general and administrative expenses for Neon. The remaining increase of $1.1 million is primarily the result of a litigation settlement resulting in $0.8 million of expense in the quarter ended March 31, 2005. In addition as a result of our increased sales, commission expense increased by approximately $200 thousand in the quarter ended March 31, 2005. These increases were offset in part by a $202 thousand decrease in bad debt expenses to $39 thousand for the quarter ended March 31, 2005, as a result of our continuing improvement in collections, reduction in the number of high risk customer account receivable balances and as a result of collection of previously written-off balances. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three month period ended March 31, 2005 were $4.5 million compared to $3.5 million in the same quarter in fiscal year 2004. This increase of $1.0 million is primarily the result of the acquisition of Neon. For the quarter ended March 31, 2005 $846 thousand of depreciation and amortization expense was recorded as a result of the Neon acquisition.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the quarter ended March 31, 2005 was $2.4 million, compared to $3.1 million for the quarter ended March 31, 2004, as a result of our lower average outstanding balance of the 11% senior notes during the three month period ended March 31, 2005 compared to the same period in 2004.

INTEREST INCOME. Interest income for the quarter ended March 31, 2005 was $102 thousand, compared to $137 thousand for the quarter ended March 31, 2004. The decrease was primarily due to a decrease in our cash and investments.

OTHER INCOME/EXPENSE, NET. Other expense for the quarter ended March 31, 2005 was $784 thousand, compared to other income of $899 thousand for the quarter ended March 31, 2004. The expense in the quarter ended March 31, 2005 is primarily the result of the recognition of a loss of $913 thousand on the sale of marketable securities during the quarter.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported net loss of $11.3 million, or $0.45 basic and diluted loss per share for the three month period ended March 31, 2005, as compared to a net loss of $6.9 million, or $0.42 basic and diluted loss per share for the same period in 2004.

SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2004 (RESTATED)

REVENUE, NET. Revenue for the six-month period ended March 31, 2005 increased 24.3% or approximately $7.2 million to $36.6 million from $29.4 million for the six-month period ended March 31, 2004. Excluding $3.2 million of revenue as a direct result of the Neon acquisition, revenue for the three-month period ended March 31, 2005 increased by 13.3% or approximately $3.9 million compared to the six-month period ended March 31, 2004.

During the six-months ended March 31, 2005 (excluding the affect of the Neon acquisition) our monthly positive change in contract rate (negative churn) averaged 1.0% compared to a monthly average positive change in contract rate (negative churn) of 0.6% in the six-months ended March 31, 2004. During the six-months ended March 31, 2005, new contracts averaged 1.3% per month and contract upgrades averaged 2.6% per month, offset by a 1.6% monthly average in contract downgrades and a 1.0% average in contract cancellations per month. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price.

Excluding revenue associated with the Neon acquisition during the six-months ended March 31, 2005, our monthly recurring revenue per customer (ARPU) averaged approximately $3.6 thousand compared to an average ARPU of approximately $3.2 thousand in the six-months ended March 31, 2004, despite a decrease of approximately 83 customers or 6% from 1,418 customers in March 31, 2004 to 1,335 at March 31, 2005. This is due mainly to our focus on higher-revenue managed services customers following the acquisition of Aptegrity. We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period.

Revenue breakdown for the major service lines are as follows. Revenue from Internet Hosting and Co-Location increased by $760 thousand or 6.5% to $12.5 million in the six-months ended March 31, 2005 compared to $11.7 million in the same period in fiscal year 2004. Revenue from Network Services and Internet Access decreased by $718 thousand or 8.2% to $8.0 million in the six-months ended March 31, 2005 compared to $8.7 million in the same period of fiscal year 2004. The changes in these two major service lines are mainly due to churn and the inclusion of Neon's Co-Location revenue in the month of March 2005. Revenue from Hardware and Software Sales and Other increased by $1.8 million to $1.9 million in the six-month period ended March 31, 2005 compared to $130 thousand in the same period in fiscal year 2004, which resulted primarily from an increase in Hardware sales. Revenue from Managed Services increased by $2.2 million or 24.6% to $11.0 million in the six-month period ended March 31, 2005 compared to $8.8 million in the same period in fiscal 2004. This increase is the direct result of the acquisition of Aptegrity, which was included in our statement of operation from November 1, 2003 and our continued focus on adding value-added services through our Managed Services line of business. The above analysis includes the positive effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $743 thousand on our revenue for the six-months ended March 31, 2005 over the six-months ended March 31, 2004.

Revenue from Lit and Dark Fiber Services were $2.8 million and $343 thousand respectively for the six months ended March 31, 2005.

COST OF REVENUE. Cost of revenue for the six-months ended March 31, 2005, increased to $21.1 million from $17.1 million in the six-months ended March 31, 2004. $1.8 million of the increase is the direct result of our acquisition of Neon on March 7, 2005. The remaining increase of approximately $2.2 million was primarily attributable to our increase in hardware sales period over period resulting in a $1.6 million increase in expense. In addition, our cost of revenue increased by approximately $640 thousand due to increased occupancy expenses as a result of higher utility costs during the six-months ended March 31, 2005 compared to the quarter ended March 31, 2004. Labor costs were also up by approximately $220 thousand in comparison to the prior year, mainly due to the acquisition of Aptegrity, which occurred on October 31, 2003, and due to our continued focus on managed services. These increases were offset partly by approximately $580 thousand decrease in our network cost resulting from our continued focus on deriving efficiencies and cost savings from our network. Our gross margins including the impact of the Neon acquisition for the six-month period ended March 31, 2005 and 2004 were 42.2% and 41.8% respectively. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $16.5 million as compared to $14.4 million for the six-months ended March 31, 2005 and 2004 respectively. This increase included $1.1 million of selling, general and administrative expenses for Neon. The remaining increase of $1.0 million is primarily the result of a litigation settlement resulting in $0.8 million of expense in the six-months ended March 31, 2005. In addition as a result of our increased sales, commission expense increased by approximately $567 thousand in the six-months ended March 31, 2005. These increases were offset in part by a $544 thousand decrease in bad debt expenses in the six-months ended March 31, 2005 compared to the six-months need March 31, 2004, as a result of our continuing improvement in collections, reduction in the number of high risk customer account receivable balances and as a result of collection of previously written-off balances. The above analysis includes the negative effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $394 thousand on our selling, general and administrative expenses for the six-months ended March 31, 2005 over the six-months ended March 31, 2004.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the six-month period ended March 31, 2005 were $8.0 million compared to $6.8 million in the same period in fiscal year 2004. This increase of $1.2 million is primarily the result of the acquisition of Neon. For the six months ended March 31, 2005 $846 thousand of depreciation and amortization expense was recorded as a result of the Neon acquisition.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the six months ended March 31, 2005 was $4.8 million, compared to $6.5 million for the six-months ended March 31, 2004, as a result of our lower average outstanding balance of the 11% senior notes during the six-month period ended March 31, 2005 compared to the same period in 2004.

INTEREST INCOME. Interest income for the six months ended March 31, 2005 was $228 thousand, compared to $316 thousand for the six-months ended March 31, 2004. The decrease was primarily due to a decrease in our cash and investments.

OTHER INCOME/EXPENSE, NET. Other expense for the six-months ended March 31, 2005 was $673 thousand, compared to other income of $1.2 million for the six-months ended March 31, 2004. This difference is primarily the result of the recognition of a loss of $913 thousand on the sale of marketable securities during the six-month period ended March 31, 2005.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported net loss of $17.5 million, or $0.85 basic and diluted loss per share for the six-month period ended March 31, 2005, as compared to a net loss of $30.2 million, or $1.84 basic and diluted loss per share for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Historically our cost structure exceeded our revenue base mainly due to high labor costs resulting from higher than necessary head count, significant level of overhead due to numerous locations and overlapping within our network. This has led us historically to experience negative cash flows from operations and incur net losses. Our management believes that steps taken as part of our restructuring efforts to reduce facilities and personnel, combined with our ongoing efforts to derive efficiencies from our network, have reduced our cash outflows to a level that meets our current revenue rate. Our ability to generate positive cash flows from operations and achieve profitability is dependent upon our ability to grow our revenue while maintaining our current cost structure and network efficiencies. Management believes that by maintaining a monthly positive change in contract rate (negative churn), by continuing to focus on providing managed services solutions and by keeping close control over costs and expenditures it will be able to meet its revenue and profitability targets. Additionally, since emerging from bankruptcy our management has taken several significant steps to reduce our level of outstanding indebtedness and is committed to further reducing our financial obligations by settling them in cash, exchange them for equity instruments, refinancing or any other manner that may be beneficial to us. The indenture governing our 11% senior notes permits interest to be paid in kind in 2005 and 2006 at the discretion of our board of directors. On April 25, 2005 the Globix Board of Directors elected to pay interest in kind for 2005.

As of March 31, 2005 our cash and cash equivalent, short-term and long-term investments amounted to approximately $17.2 million. In addition during the six-month period ended March 31, 2005 we used approximately $1.7 million in operating activities, an improvement of approximately $2.7 million in comparison to cash used in operations of $4.4 million in the same period in 2004. We believe that the aforementioned cash outflow represents our recurring cash-flow activities following the complete consummation of our plan of reorganization and under our current cost structure. We further believe that this cash and investments are sufficient to meet our fiscal 2005 anticipated day to day operating expenses, commitments, working capital and capital expenditures.

However, in the longer term there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing churn levels or reducing our outstanding indebtedness. In addition, in the future, we may make acquisitions or repurchase indebtedness of our company, which, in turn, may adversely affect our liquidity. In such cases management will have to take drastic steps to reduce the Company's operating expenses to meet its revenue base and liquidity needs. Such steps may include further reduction of our headcount, consolidation or elimination of facilities, termination of low margin customers and negotiating with our creditors to restructure our indebtedness, mainly but not limited to our 11% senior notes.

OPERATING ACTIVITIES:

During the six month period ended March 31, 2005, net cash used in operating activities was approximately $1.7 million in comparison to $4.4 million, which was used in operating activities during the same period in 2004. The improvement in our cash outflow is due mainly to the decrease in our loss from operations excluding depreciation and amortization and loss on impairment of assets. As part of our normal course of doing business we experienced changes in our accounts receivable, accounts payable, accrued liabilities and accrued interest, which in the aggregate did not have a material effect on our first six months of fiscal 2005 operating cash-flow.

INVESTING ACTIVITIES:

Net cash used in investing activities during the six month period ended March 31, 2005 was $1.2 million. Approximately $6.2 million was used for capital expenditures, offset by proceeds of $2.7 million from the acquisition of Neon along with proceeds of $2.3 million from the sale and maturity of certain marketable securities and financial investments.

FINANCING ACTIVITIES:

Net cash used in financing activities during the six month period ended March 31, 2005 was $307 thousand and was used for paying our scheduled mortgage and capital lease payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2005, investments consisted of primarily a limited partnership that invests in fixed income securities and fixed rate investment grade and government securities denominated in U.S. dollars. At March 31, 2005, the majority of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value.

At March 31, 2005, $12.4 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

INTERNAL CONTROLS. In February 2005, the Company determined to reclassify certain payroll and occupancy expense incurred in support of the Company's network operations, network operations, systems and customer services as cost of revenue rather than selling, general and administrative expenses for fiscal year 2003 and thereafter, as explained in Note 2 to the financial statements. On March 7, 2005, Globix completed its acquisition of Neon. As a result of the acquisition the Company is in the process of integrating Neon and its processes into Globix's operations and system of internal controls. There were no other changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On November 12, 2003, we were served with a complaint filed in the United States Court for Southern District of New York, entitled Alfred G. Binford v. Globix Corporation, alleging breach of contract claims related to the failure to make payments under an employment letter, as amended, seeking damages in the amount of $2,113. On March 4, 2005, we entered into a settlement agreement with Mr. Binford pursuant to which we paid him $750 in cash, $100 of which was reimbursed by our insurance carrier, and agreed to issue him 100,000 shares of common stock resulting in approximately $800 of expense in the quarter ended March 31, 2005.

On August 12, 2004, the United States District Court for the Southern District of New York approved the settlement of a class action lawsuit entitled In re Globix Corp Securities Litigation, No. 02-CV-00082. This lawsuit named as defendants Globix and our former officers Marc Bell, Peter Herzig (who remains a director of Globix) and Brian Reach, and asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001. The lawsuit alleged that the defendants had failed to disclose the true state of the Company's financial condition during this period. Under the settlement, the Company paid $3,500,000 (all of which was covered by insurance) to settle all claims against it. A motion for reconsideration of the fee award filed by those plaintiffs' law firms whose fees were not included in the settlement was rejected by the court in February 2005.

On November 9, 2004, NEON Transcom, Inc. ("Transcom"), a wholly owned subsidiary of NEON, filed a suit against the Washington Metropolitan Area Transit Authority ("WMATA") in the United States District Court for the District of Columbia seeking a declaratory judgment that the annual fees provided for under a license agreement violate the Telecommunications Act of 1996 and further seeking an injunction preventing WMATA from requiring payment of the fees and holding Transcom in default under its License Agreement, dated October 5, 1999. On February 11, 2005, the court granted a motion filed by WMATA to dismiss Transcom's claim. However, Transcom and WMATA have entered into and are continuing settlement negotiations to resolve the ongoing dispute. As of March 31, 2005 an accrual of $409 has been recorded on the balance sheet reflecting the current amount owed to WMATA under the license agreement.

Other than as described above, there have been no developments since the prior descriptions in Note 18 to the Consolidated Financial Statements in the 2004 Form 10-K, and the "Legal Proceedings" section thereto.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 9, 2005, Globix issued to Alfred G. Binford 97,000 shares of common stock in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933 in partial settlement of litigation brought by Mr. Binford against Globix.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 7, 2005, Globix held a special meeting of stockholders for the purpose of voting on a proposal to issue shares of common stock in exchange for common stock of Neon in accordance with the Agreement and Plan of Merger between Globix and Neon. The following shares were voted at the meeting:

Shares voted in favor of the issuance of common stock in the merger:  12,146,582

Shares voted against the issuance of common stock in the merger:               0

Abstentions:                                                                   0

Shares not voted:                                                      3,919,366

ITEM 5. OTHER INFORMATION

Effective May 15, 2005, Globix entered into an Agreement with Communications Technology Advisors LLC ("CTA"), pursuant to which CTA has agreed to provide certain advisory services to Globix, including assistance with the integration of the Neon acquisition, financing and acquisitions, in exchange for a monthly fee of $120,000. In the event that Globix consummates an acquisition, Globix has agreed to consider whether CTA is entitled to an additional success fee. Wayne Barr, Jr., a principal of CTA, is a member of the Board of Directors of Globix. A copy of the Agreement with CTA is included as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit       Description
-------       -----------
10.1          Agreement, effective May 15, 2005, between Globix and
              Communications Technology Advisors LLC

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



                                GLOBIX CORPORATION

                                By: /s/  Peter K. Stevenson
                                    --------------------------------------------
                                    Peter K. Stevenson, President,
                                    Chief Executive Officer

Date: May 13 , 2005

                                By: /s/  Robert M. Dennerlein
                                    --------------------------------------------
                                    Robert M. Dennerlein,
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

Date: May 13, 2005