Form 10-Q
period 2005-06-30
GLOBIX CORP
filed 2005-08-15
CIK 1003111

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NO. 1-14168

GLOBIX CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-3781263
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

139 CENTRE STREET, NEW YORK, NEW YORK	10013
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No |_|

Number of shares of the Registrant's common stock outstanding as of August 11, 2005 was 48,678,461.

GLOBIX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PAGE

Part I	Financial Information
Item 1	Consolidated Balance Sheets -- As of June 30, 2005 and September 30, 2004	1
	Interim Consolidated Statements of Operations (unaudited) -- For the Three and Six Months Ended June 30, 2005 and for the Three and Nine Months Ended June 30, 2004	2
	Interim Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income (Loss) (unaudited) for the Nine Months Ended June 30, 2005	3
	Interim Consolidated Statements of Cash-Flows (unaudited) -- For the Nine Months Ended June 30, 2005 and for the Nine Months Ended June 30, 2004	4
	Notes to the Interim Unaudited Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4	Controls and Procedures	24

Part II	Other Information
Item 1.	Legal Proceedings	25
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	26
Item 6.	Exhibits	26

Signatures		26
Certifications

GLOBIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	JUNE 30, 2005	SEPTEMBER 30, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,427	$12,075
Short-term investments	4,589	7,625
Marketable securities	1	458
Accounts receivable, net of allowance for doubtful accounts of $1,834 and $2,248, respectively	11,983	6,157
Prepaid expenses and other current assets	5,433	5,101
Restricted cash	2,165	2,413
Total current assets	28,598	33,829
Investments	985	1,988
Investments, restricted	9,858	2,324
Property, plant and equipment, net	207,695	90,822
Intangible assets, net of accumulated amortization of $5,119 and $3,699, respectively	10,673	7,656
Other assets	4,305	1,923
Total assets	$262,114	$138,542

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligation and mortgage payable	$628	$555
Accounts payable	10,687	6,599
Accrued liabilities	17,706	8,357
Deferred revenue	5,430	2,852
Total current liabilities	34,451	18,363
Capital lease obligations, net of current portion	173	121
Mortgage payable	19,353	19,606
11% Senior Notes	67,455	72,202
Accrued interest - 11% Senior Notes	1,240	3,349
Other long term liabilities	24,795	8,026
Total liabilities	147,467	121,667

Commitments and contingencies (Note 7)

CUMULATIVE CONVERTIBLE PREFERRED STOCK (NOTE 9)	12,841	--

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 500,000,000 shares authorized; 48,678,461 and 16,460,000 issued and outstanding, as of June 30, 2005 and September 30, 2004	487	165
Additional paid-in capital	207,214	100,012
Deferred compensation	--	(8)
Accumulated other comprehensive income	5,718	4,498
Accumulated deficit	(111,613)	(87,792)
Total stockholders' equity	101,806	16,875
Total liabilities, cumulative convertible preferred stock and stockholders' equity	$262,114	$138,542

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004 (*)	JUNE 30, 2005	JUNE 30, 2004 (*)
Revenue, net	$29,215	$15,729	$65,776	$45,143
Operating costs and expenses:
Cost of revenue (excluding depreciation and amortization shown below)	16,751	8,554	37,869	25,681
Selling, general and administrative	10,490	7,251	26,996	21,658
Loss on impairment of assets	--	--	--	17,972
Depreciation and amortization	5,985	3,519	14,000	10,363
Total operating costs and expenses	33,226	19,324	78,865	75,674

Loss from operations	(4,011)	(3,595)	(13,089)	(30,531)
Interest and financing expense	(2,282)	(2,466)	(7,126)	(8,975)
Interest income	111	100	339	415
Other (expense) income, net	111	412	(561)	1,607
Gain (loss) on discharge of debt	--	--	(3,182)	1,747
Loss before income taxes	(6,071)	(5,549)	(23,619)	(35,737)
Income tax expense	--	21	--	56

Net loss	(6,071)	(5,570)	(23,619)	(35,793)
Dividends on cumulative convertible preferred stock	202	--	202	--
Net loss attributable to common stock	$(6,273)	$(5,570)	$(23,821)	$(35,793)

Basic and diluted loss per share	$(0.13)	$(0.34)	$(0.79)	$(2.17)

Weighted average common shares outstanding -- basic and diluted	48,678,296	16,460,000	30,030,850	16,460,000

(*) Restated - see Note 2 "Reclassifications and Restatement".

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	COMMON STOCK		ADDITIONAL PAID-IN	DEFERRED COMPEN-	ACCUMU-LATED OTHER COMPRE-HENSIVE INCOME	ACCUMU-LATED	TOTAL STOCK-HOLDERS' EQUITY
	SHARES	AMOUNT	CAPITAL	SATION	(LOSS)	DEFICIT	(DEFICIT)
Balance, September 30, 2004	16,460,000	$165	$100,012	$(8)	$4,498	$(87,792)	$16,875

Deferred stock-based compensation	--	--	25	(25)	--	--	--

Amortization of deferred compensation	--	--	--	23	--	--	23

Comprehensive Income (loss):

Net loss	--	--	--	--	--	(6,265)	--

Unrealized holding gains	--	--	--	--	242	--	--

Foreign currency translation adjustments	--	--	--	--	1,879	--	--

Total Comprehensive Income	--	--	--	--	--	--	(4,144)

Balance, December 31, 2004	16,460,000	165	100,037	(10)	6,619	(94,057)	12,754

Amortization of deferred compensation	--	--	--	3	--	--	3

Neon acquisition - common stock issued	27,573,006	276	83,231	--	--	--	83,507

Neon acquisition - stock options and warrants issued	--	--	7,928	--	--	--	7,928

Debt for equity swap (note 8)	4,545,455	45	15,636	--	--	--	15,681

Binford litigation settlement	97,000	1	360	--	--	--	361

Comprehensive Income (loss):

Net loss	--	--	--	--	--	(11,283)	--

Unrealized holding losses	--	--	--	--	804	--	--

Foreign currency translation adjustments	--	--	--	--	(687)	--	--

Total Comprehensive Loss	--	--	--	--	--	--	(11,166)

Balance, March 31, 2005	48,675,461	487	207,192	(7)	6,736	(105,340)	109,068

Deferred stock-based compensation	--	--	(42)	--	--	--	(42)

Amortization of deferred compensation	--	--	--	7	--	--	7

Binford litigation settlement	3,000	--	--	--	--	--	--

Issuance of stock warrants	--	--	64	--	--	--	64

Comprehensive Income (loss):

Net loss	--	--	--	--	--	(6,273)	--

Unrealized holding losses	--	--	--	--	(2)	--	--

Foreign currency translation adjustments	--	--	--	--	(1,016)	--	--

Total Comprehensive Loss	--	--	--	--	--	--	(7,291)

Balance, June 30, 2005	48,678,461	$487	$207,214	$--	$5,718	$(111,613)	$101,806

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED

	FOR THE NINE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004
Cash Flows From Operating Activities
Net Loss	$(23,821)	$(35,793)
Operating activities:
Depreciation and amortization	14,000	10,363
Provision for uncollectible receivables	260	591
Loss (gain) on debt discharge	3,182	(1,747)
Unrealized gain on investments	--	(477)
Loss on impairment of assets	--	17,972
Loss on sale of marketable securities	913	249
Issuance of stock warrants	65	--
Amortization of deferred compensation and issuance of common stock in litigation settlement	350	--
Changes in assets and liabilities (net of acquisition):
Decrease (increase) in accounts receivable	(4,205)	346
Decrease (increase) in prepaid expenses and other current assets	924	(942)
Decrease (increase) in other assets	(369)	(326)
Increase (decrease) in accounts payable	652	(972)
Increase (decrease) in accrued liabilities	(830)	(1,330)
Increase in accrued interest	5,644	7,365
Increase in accrued dividend preferred stock	202	--
Other	(291)	(283)

Net Cash Used in Operating Activities	(3,324)	(4,984)

Cash Flows From Investing Activities
Proceeds from (investments in) short-term and long-term investments	4,243	(2,641)
Proceeds from restricted cash and investments	223	2,710
Proceeds from sale of marketable securities	594	1,000
Proceeds from sale of property plant and equipment	--	48,694
Net cash proceeds from Neon acquisition (note 3)	2,726	--
Payment for business acquired from Aptegrity (Appendix A)	--	(2,287)
Purchase of property, plant and equipment	(11,752)	(3,179)

Net Cash (Used in) Provided by Investing Activities	(3,966)	44,297

Cash Flows From Financing Activities
Repurchase of 11% Senior Notes	--	(49,573)
Proceeds from exercising of warrants	--	25
Capital contribution (distribution) in minority-owned subsidiary, net	--	(202)
Capital lease termination payment	--	(439)
Repayment of long-term note payable	--	(2,666)
Repayment of mortgage payable and capital lease obligation	(559)	(424)

Net Cash Used in Financing Activities	(559)	(53,279)

Effect of Exchange Rates Changes on Cash and Cash Equivalents	201	417

Decrease in Cash and Cash Equivalents	(7,648)	(13,549)
Cash and Cash Equivalents, Beginning of Period	12,075	24,503

Cash and Cash Equivalents, End Period	$4,427	$10,954

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,471	$5,261

Issuance of 11% Senior Notes as payable interest in kind	$6,685	$7,155
Non cash financing activities:
Capital leases entered into	$327	--
Put-option	$--	$2,968

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

APPENDIX A - PAYMENT FOR BUSINESS ACQUIRED FROM APTEGRITY:

	FOR THE NINE MONTHS ENDED
	JUNE 30, 2005	JUNE 30, 2004
Current assets	$--	$(696)
Property, plant and equipment	--	(738)
Current liabilities	--	347
Other intangible assets	--	(1,200)
	$--	$(2,287)

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

Through our wholly owned subsidiary, NEON Communications, Inc. ("Neon"), we own and operate a high bandwidth fiber optic network, extending from Portland, ME to Washington, DC. Through this network we provide metro and intercity telecommunications coverage, as well as co-location space to local, long distance and wireless communications carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions, including Boston, New York, Philadelphia, Newark, Baltimore, Washington, DC, Portland, Portsmouth, Springfield, Worcester, Albany, White Plains, Providence, Hartford, Hackensack, Reston, Virginia and smaller communities along our network routes. We acquired Neon on March 7, 2005 as further described in Note 3.

We, and our subsidiaries, have operations in New York, NY, London, UK, Boston, MA, Santa Clara, CA, Fairfield, NJ, and Atlanta, GA. Our common stock is traded on the American Stock Exchange under the symbol "GEX".

The Company has historically experienced negative cash flow from operations and has incurred net losses. For the nine-month period ended June 30, 2005 the Company had a net loss of $23,821 and an accumulated deficit at June 30, 2005 of $111,613. Our ability to generate positive cash flows from operations and achieve profitability is dependant upon our ability to grow our revenue while maintaining our current cost structure and network efficiencies. Our management believes that steps taken as part of our restructuring efforts to reduce facilities and personnel, combined with ongoing efforts to derive efficiencies from our network, have reduced our expenses to a level that meets our current revenue rate. The Company believes that its cash and investments are sufficient to meet its fiscal 2005 anticipated day-to-day operating expenses, commitments, working capital and capital expenditures. In addition, the Company's Board of Directors elected on April 25, 2005 to pay interest of $6,685 on its 11% senior notes with the issuance of additional senior notes in lieu of cash. However, there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing revenue levels or reducing our outstanding indebtedness. In addition, in the future, the Company may make acquisitions or repurchase its indebtedness, which, in turn, may adversely affect the Company's liquidity. In such cases management will have to take drastic steps to reduce its operating expenses to meet its then revenue base and liquidity needs. Such steps may include further reduction of our headcount, consolidation or elimination of facilities, termination of low margin customers, reduced capital expenditures and negotiating with our creditors to restructure our indebtedness, mainly, but not limited to our 11% senior notes.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of Globix Corporation and its subsidiaries ("Globix" or the "Company") have been prepared by the Company according to U.S. generally accepted accounting principles for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company's financial position at June 30, 2005 and the three month and nine month periods then ended. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in our 2004 Form 10-K. The results of operations for the three-month and nine-month periods ended June 30, 2005 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2005.

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

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
2005	2004	2005	2004
Net loss attributable to commons stock as reported	$(6,273)	$(5,570)	$(23,821)	$(35,793)

Add: Stock-based employee compensation expense included in reported net loss	(35)	(13)	(9)	--

Deduct: Amortization of stock-based employee compensation expense determined under fair value based method	107	139	344	374

Pro-forma net loss attributed to common stockholders	$(6,345)	$(5,696)	$(24,156)	$(36,167)

Basic and diluted - as reported	$(0.13)	$(0.34)	$(0.79)	$(2.17)

Basic and diluted - Pro-forma	$(0.13)	$(0.35)	$(0.81)	$(2.20)

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
2005	2004	2005	2004
Expected life (in years)	--	--	3.0	5.0
Risk-free interest rate	--	--	4.3%	3.2%
Volatility	--	--	93%	120%
Dividend yield	--	--	0.0%	0.0%

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

The Company restated its previous presentation of cost of revenue and selling, general and administrative costs for fiscal year 2004. The effect of the restatement on the Company's consolidated statement of operations is as follows:

	Three Months Ended June 30, 2004		Nine Months Ended June 30, 2004
	Restated	Previously Reported	Restated	Previously Reported
Cost of Revenue	$8,554	$4,935	$25,681	$14,785
Selling, general and administrative	7,251	10,870	21,658	32,554
Total operating costs and expenses	19,324	19,324	75,674	75,674
Loss from operations	(3,595)	(3,595)	(30,531)	(30,531)
Net loss	(5,570)	(5,570)	(35,793)	(35,793)
Basic and diluted loss per share	(0.34)	(0.34)	(2.17)	(2.17)

NOTE 3 - ACQUISITION OF NEON COMMUNICATIONS, INC.

On March 7, 2005, Globix completed its acquisition of Neon by purchasing all of the capital stock of Neon. The purchase price of $112,862 consisted of $5,349 in cash, the issuance of 27,573 shares of common stock with a fair value of $83,507 (based on the average share price during the three day period before and after the announcement of the merger), the issuance of 2,972 shares of cumulative convertible preferred stock with a fair market value of $12,639, the issuance of options and warrants to acquire 3,381 shares with a fair value of $7,928 and approximately $3,439 of other direct acquisition costs. Neon owns and operates a high bandwidth fiber optic network, extending from Portland, ME to Washington, DC. Through this network Neon provides metro and intercity communications coverage, as well as co-location space, to local and long distance telecommunications carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions, including Boston, New York, Philadelphia, Newark, Baltimore, Washington, DC, Portland, Portsmouth, Springfield, Worcester, Albany, White Plains, Providence, Hartford, Hackensack, Reston, Virginia and smaller communities along our network routes. The estimate allocation of the purchase price is summarized below:

Cash and cash equivalents acquired	$8,116
Accounts receivable assumed	1,976
Prepaid and other assets assumed	1,558
Restricted cash and investments (assumed)	7,501
Fair value of property, plant and equipment assumed	117,146
Identifiable intangible assets assumed	4,500
Other assets (assumed)	3,625
Accounts payable and accrued liabilities assumed	(12,133)
Deferred revenue assumed	(17,363)
Other liabilities assumed	(2,064)
$112,862

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following unaudited pro forma combined results of operations assume that the acquisition occurred on October 1, 2003. This unaudited information should not be relied upon as necessarily being indicative of future results.

FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
(ACTUAL)
JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
2005	2004	2005	2004
Revenue	$29,215	$27,734	87,120	$79,456
Net loss before extraordinary items	(6,071)	(6,347)	(24,418)	(38,818)

Basic and diluted net income per common share Pro-forma	$(0.13)	$(0.13)	$(0.50)	$(0.80)

Weighted average common shares outstanding - basic and diluted	48,678,296	48,578,461	48,639,631	48,578,461

The following unusual and non-recurring items were included in the pro forma results:

FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
2005	2004	2005	2004

Loss on impairment of fixed assets (Globix)	$--	$--	$--	$17,972
Gain (loss) on debt discharge (Globix)	--	--	(3,182)	1,747

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

Operating results and assets information by segment:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2005	2004	2005	2004
Revenues:
Globix	$15,973	$15,729	$49,311	$45,143
Neon	13,242	--	16,465	--
Consolidated	$29,215	$15,729	$65,776	$45,143

Operating loss:
Globix	$(4,080)	$(3,595)	$(12,677)	$(30,531)
Neon	69	--	(412)	--
Consolidated	$(4,011)	$(3,595)	$(13,089)	$(30,531)

	JUNE 30,	SEPTEMBER 30,
	2005	2004
Total assets:
Globix	$119,969	138,542
Neon	142,145	--
Consolidated	$262,114	$138,542

Fixed assets:
Globix	$87,550	90,822
Neon	120,145	--
Consolidated	$207,695	$90,822

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Operating results and assets information by geographic area:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2005	2004	2005	2004
Revenues:
United States	$22,206	$9,221	$43,714	$26,334
Europe	7,009	6,508	22,062	18,809
Consolidated	$29,215	$15,729	$65,776	$45,143

Operating loss:
United States	$(4,586)	$(4,807)	$(15,376)	$(33,446)
Europe	575	1,212	2,287	2,915
Consolidated	$(4,011)	$(3,595)	$(13,089)	$(30,531)

	JUNE 30,	SEPTEMBER 30,
	2005	2004
Total assets:
United States	$226,788	$98,388
Europe	35,326	40,154
Consolidated	$262,114	$138,542

	JUNE 30,	SEPTEMBER 30,
	2005	2004
Fixed assets:
United States	$182,542	$64,978
Europe	25,153	25,844
Consolidated	$207,695	$90,822

Although the Company operates in two operating segments, there are 6 major service lines as listed below with Co-location services being offered in both segments. The breakdown of revenues for each service line is as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2005	2004	2005	2004
Internet Hosting and Co-Location	$7,072	$6,106	19,579	$17,854
Managed Services	5,239	4,917	16,211	13,721
Network Services and Internet Access	3,809	4,465	11,823	13,197
Lit fiber services	11,439	--	14,216	--
Dark fiber services	1,382	--	1,726	--
Hardware and Software Sales, DSL and Other	274	241	2,221	371
Revenue, net	$29,215	$15,729	$65,776	$45,143

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 6 - COMPREHENSIVE LOSS

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2005	2004	2005	2004
Net loss	$(6,273)	$(5,570)	$(23,821)	$(35,793)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available for sale	(2)	(122)	1,045	140
Foreign currency translation adjustment	(1,016)	(303)	175	2,131
Comprehensive loss	$(7,291)	$(5,995)	$(22,601)	$(33,522)

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

On November 9, 2004, NEON Transcom, Inc. ("Transcom"), a wholly owned subsidiary of NEON, filed a suit against the Washington Metropolitan Area Transit Authority ("WMATA") in the United States District Court for the District of Columbia seeking a declaratory judgment that the annual fees provided for under a license agreement violate the Telecommunications Act of 1996 and further seeking an injunction preventing WMATA from requiring payment of the fees and holding Transcom in default under its License Agreement, dated October 5, 1999. On February 11, 2005, the court granted a motion filed by WMATA to dismiss Transcom's claim. However, Transcom and WMATA have reached a settlement to this dispute resulting in an Amendment to the license agreement reducing the number of fibers under license from 432 to 332 and the consequently reducing annual fees by approximately $100,000.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 8 - DEBT FOR EQUITY EXCHANGE

As a condition to the closing of the acquisition of Neon, Globix exchanged $12.5 million in principal and accrued interest on its 11% senior notes in exchange for 4,545,455 shares of its common stock in private transactions pursuant to separate securities exchange agreements with certain holders of the 11% senior notes. LC Capital Master Fund Ltd., an entity affiliated with Steven Lampe, a member of the Board of Directors of Globix, exchanged $1.25 million in 11% senior notes for 454,545 shares of common stock. This exchange resulted in a loss of $3.2 million in the quarter ended March 31, 2005. Globix has filed a registration statement covering the sale of the common stock issued in the debt for equity exchange. The debt-for-equity exchange agreements provide that the exchanging holders will have the right to purchase an additional 22,728 shares of common stock at $2.75 per share in the event that a registration statement covering shares is not effective within 120 days following the closing of the merger, and an additional 22,728 shares at $2.75 per share if the registration statement is not effective for more than 90 days during the first twelve months commencing on the 90th day following the closing of the merger. As of July 6, 2005, the exchanging holders had the right to purchase 22,728 additional shares in the aggregate as a result of the failure of the registration statement to become effective.

NOTE 9 - PREFERRED STOCK

Globix has designated 4,500,000 shares of 6% Series A Cumulative Convertible Preferred Stock ("preferred stock"), of which 2,971,753 shares were issued in the acquisition of Neon. Each share of preferred stock is convertible into one share of common stock at the option of the holder, is entitled to one vote, has a liquidation preference of $3.60 per share plus accrued dividends, and is senior to the common stock of Globix. Dividends are payable semi-annually at a rate of $0.11 per share when and if declared by the Board of Directors. At the option of Globix, dividends are payable in cash or additional shares of preferred stock. At the option of Globix, shares of preferred stock can be redeemed in whole or in part at $3.82 per share, plus accrued dividends, in 2006, $3.71 per share, plus accrued dividends, in 2007 and $3.60 per share, plus accrued dividends, thereafter. In the event of a change of control, as defined, each holder of preferred stock can require Globix to purchase such holder's shares of preferred stock for a price equal to $3.64 plus accrued and unpaid dividends to the purchase date. As of June 15, 2005, a dividend of $176 thousand in the aggregate, payable in either cash or additional shares of preferred stock at $3.60 per share, had accrued on the outstanding shares of preferred stock.

NOTE 10 - WARRANTS ISSUED

As of May 1, 2005, Globix entered in to an agreement with Further Lane Asset Management LLC for Further Lane Asset Management LLC to act as a financial advisor to Globix for a monthly fee of $10 thousand. In addition the company issued a warrant to Further Lane Asset Management, LLC to purchase 250,000 shares at a purchase price of $4.00 per share in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, in exchange for financial advisory services to be provided to Globix by Further Lane. One twelfth of the warrants become exercisable in each month so that all warrants will be vested on May 1, 2006. The warrants expire on May 1, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Quantitative and Qualitative Disclosures about Market Risk," and "Legal Proceedings," constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks, uncertainties and other factors, which may cause the actual results of the Company to differ materially from the results anticipated by such forward-looking statements. Forward-looking statements are identified by the use of forward looking words or phrases such as "anticipates," "intends," "expects," "believes," "estimates," or words or phrases of similar import. Statements looking forward beyond fiscal 2005 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Among these factors are the Company's high degree of leverage and history of operating losses, its ability to retain existing customers and attract new customers, its ability to achieve cost-savings and generate positive cash flow, its ability to integrate successfully the operations of Neon and achieve synergies through the combination of the two companies, the potential need for additional capital expenditures to maintain the integrity of our systems and in order for Neon to take advantage of opportunities in the telecommunications market, as well as risks associated with potential acquisitions and divestitures and other factors affecting the Company's business generally. Such factors are more fully described herein and in the Company's Annual Report on Form 10-K for the year ended September 30, 2004, which should be considered in connection with a review of this report, and in the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-125185) originally filed on May 24, 2005.

OVERVIEW: OUR BUSINESS STRATEGY

We are a provider of Internet services for small to large size businesses in a broad range of industries. Through our wholly owned Neon subsidiary, we also own and operate a high bandwidth fiber optic network, extending from Portland, ME to Washington, DC.

Globix was founded in 1989 and in 1998 undertook a major expansion plan in order to pursue opportunities resulting from the growth of the Internet. On March 1, 2002, Globix filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a prepackaged plan of reorganization, with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing. On April 8, 2002, the bankruptcy court confirmed the plan of reorganization. Effective April 25, 2002, all conditions necessary for the plan of reorganization to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection. For additional information about our reorganization, see "Our Chapter 11 Bankruptcy Reorganization" underPart I in our Annual Report on Form 10-K for the year ended September 30, 2004.

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

Globix has attempted to address customer churn, industry-wide price competition and price decreases in its traditional offerings of hosting and network services by broadening the range of services it offers through the addition of value added services as part of its managed services business. By focusing on providing value added services Globix believes it will be able to increase its monthly recurring revenue per customer or average revenue per unit (ARPU). We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period. In the Globix business segment, during the three-month period ended June 30, 2005 our total number of customers remained stable, while our ARPU increased to approximately $3.7 thousand as of June 30, 2005 compared to approximately $3.4thousand as of June 30, 2004. In the Globix segments, our monthly churn rate was flat during the three month period ended June 30, 2005 compared to a monthly average negative churn rate of 0.3% in the fiscal year ended September 30, 2004. The improvement in ARPU and flat churn reflect the continuation during fiscal 2005 of the business trends we experienced in fiscal 2004. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services.

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

The quarter ended June 30, 2005 reflects $13.2 million of revenue associated with the Neon segment an increase of 10% or $1.2 million from $12.0 million for the three month period ended June 30, 2004. On a pro-forma basis, Neon's revenue for the nine month period ended June 30, 2005 was $37.8 million an increase of 10.2% or $3.5 million from $34.3 million for the nine-month period ended June 30, 2004.

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

OTHER - Hardware and software sales and other non-recurring revenue from our Globix segment. Hardware and software sales are typically tied to agreements to provide recurring services such as hosting, network services, managed services and etc.

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

Our intangible assets are as follows

  trademarks and trade name;
  backlog
  network build-out/know-how; and
  customer contracts and relationships.
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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT RESERVE

At each reporting period we evaluate on a specific basis the economic condition of our customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the questionable amount. We also maintain a general bad debt reserve, which is based on the aging of our customers' receivables. In addition, during each reporting period we must make estimates of potential future credits, which will be issued in respect of current revenues. We analyze historical credits and changes in customer demands regarding our current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, we reserve the estimated credit amount against revenues in the current period. As of June 30, 2005 and September 30, 2004 the balance of bad debt reserve amounted to approximately $1.8 million and $2.2 million, respectively.

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

QUARTER ENDED JUNE 30, 2005 COMPARED TO THE QUARTER ENDED JUNE 30 2004
(RESTATED)

REVENUE, NET. Revenue for the three-month period ended June 30, 2005 increased 85.7% or approximately $13.5 million to $29.2 million from $15.7 million for the three-month period ended June 30, 2004. Excluding $13.2 million of revenue generated as a direct result of the Neon acquisition, revenue for the three-month period ended June 30, 2005 increased by 1.9% or approximately $0.3 million compared to the three-month period ended June 30, 2004.

During the quarter ended June 30, 2005 (excluding the impact of the Neon acquisition) our monthly change in contract rate (negative churn) was flat compared to a monthly average negative change in contract rate
(churn) of 1.0% in the quarter ended June 30, 2004. Excluding the impact of the Neon acquisition, during the quarter ended June 30, 2005, new contracts averaged 0.7% per month and contract upgrades averaged 2.3% per month, offset by a 1.7% monthly average in contract downgrades and a 1.3% average in contract cancellations per month. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price.

Excluding the impact of the Neon acquisition, during the quarter ended June 30, 2005, our monthly recurring revenue per customer (ARPU) averaged approximately $3.7 thousand compared to an average ARPU of approximately $3.3 thousand in the quarter ended June 30, 2004, despite a decrease of approximately 82 customers or 6% from 1,390 customers in June 30, 2004 to 1,308 at June 30, 2005. This is due mainly to our focus on higher-revenue managed services customers following the acquisition of Aptegrity. We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period.

Revenue breakdown for the major service lines are as follows. Revenue from Internet Hosting and Co-Location increased by $1.0 million or 15.8% to $7.1 million in the quarter ended June 30, 2005 compared to $6.1 million in the same period in fiscal year 2004. Revenue from Network Services and Internet Access decreased by $656 thousand or 14.7% to $3.8 million in third fiscal quarter of 2005 compared to $4.5 million in the third fiscal quarter of 2004. The changes in these two major service lines are mainly due to the inclusion of $420 thousand for Neon's Co-Location revenue in 2005 and churn. Revenue from Hardware and Software Sales and Other increased by $33 thousand to $274 thousand in the three-month period ended June 30, 2005 compared to $241 thousand in the same period in fiscal year 2004, primarily due to an increase in Hardware sales. Revenue from Managed Services increased by $322 thousand or 6.5% to $5.2 million in the three-month period ended June 30, 2005 compared to $4.9 million in the same period in fiscal 2004. This increase is the direct result of our continued focus on adding value-added services through our Managed Services line of business. The above analysis includes the positive effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $421 thousand on our revenue for the quarter ended June 30, 2005 over the quarter ended June 30, 2004.

Revenue from Lit and Dark Fiber Services as direct result of the Neon acquisition was $11.4 million and $1.4 respectively for the quarter ended June 30, 2005.

COST OF REVENUE. Cost of revenue for the quarter ended June 30, 2005 increased to $16.8 million from $8.6 million in the quarter ended June 30, 2004 an increase of $8.2 million. $7.6 million of the increase is the direct result of our acquisition of Neon on March 7, 2005. The remaining increase of approximately $0.6 million was directly attributable to an increase of $240 thousand in cost associated with hardware sales quarter over quarter. In addition, our cost of revenue increased by approximately $320 thousand during the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 due to higher occupancy costs primarily as a result of higher utility costs. Our gross margins including the impact of the Neon acquisition for the three month period ended June 30, 2005 and 2004 were 42.7% and 45.6% respectively. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $10.5 million as compared to $7.3 million for the quarters ended June 30, 2005 and 2004 respectively. This increase included $3.2 million of selling, general and administrative expenses for Neon. Excluding the impact of Neon selling, general and administrative expenses were flat for the quarters ended June 30, 2005 and 2004 respectively. Employee related costs decreased by $695 thousand for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2005. This was offset in part by an increase in utilities costs. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three month period ended June 30, 2005 were $6.0 million compared to $3.5 million in the same quarter in fiscal year 2004. This increase of $2.5 million is primarily the result of the acquisition of Neon. For the quarter ended June 30, 2005 $2.4 million of depreciation and amortization expense was recorded as a result of the Neon acquisition.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the quarter ended June 30, 2005 was $2.3 million, compared to $2.5 million for the quarter ended June 30, 2004, as a result of our lower average outstanding balance of the 11% senior notes during the three month period ended June 30, 2005 compared to the same period in 2004.

INTEREST INCOME. Interest income for the quarter ended June 30, 2005 was relatively flat at $111 thousand, compared to $100 thousand for the quarter ended June 30, 2004.

OTHER INCOME/EXPENSE, NET. Other income for the quarter ended June 30, 2005 was $111 thousand, compared to $412 thousand for the quarter ended June 30, 2004. The variance of $201 thousand was primarily the result of the recognition of a loss on investments in the quarter ended June 30, 2005 as compared to a gain in the quarter ended June 30, 2004.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported net loss of $6.3 million, or $0.13 basic and diluted loss per share for the three month period ended June 30, 2005, as compared to a net loss of $5.6 million, or $0.34 basic and diluted loss per share for the same period in 2004.

NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2004
(RESTATED)

REVENUE, NET. Revenue for the nine-month period ended June 30, 2005 increased 45.7% or approximately $20.6 million to $65.8 million from $45.1 million for the nine-month period ended June 30, 2004. Excluding $16.5 million of revenue as a direct result of the Neon acquisition, revenue for the nine-month period ended June 30, 2005 increased by 9.3% or approximately $4.2 million compared to the nine-month period ended June 30, 2004.

During the nine-months ended June 30, 2005 (excluding the affect of the Neon acquisition) our monthly positive change in contract rate (negative churn) averaged 0.78% compared to a monthly average positive change in contract rate (negative churn) of 0.8% in the nine-months ended June 30, 2004. During the nine-months ended June 30, 2005, new contracts averaged 0.9% per month and contract upgrades averaged 2.5% per month, offset by a 1.6% monthly average in contract downgrades and a 1.1% average in contract cancellations per month. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price.

Excluding revenue associated with the Neon acquisition during the nine-months ended June 30, 2005, our monthly recurring revenue per customer (ARPU) averaged approximately $3.6 thousand compared to an average ARPU of approximately $3.2 thousand in the nine-months ended June 30, 2004, despite a decrease of approximately 82 customers or 6% from 1,390 customers at June 30, 2004 to 1,308 at June 30, 2005. This is due mainly to our focus on higher-revenue managed services customers following the acquisition of Aptegrity. We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period.

Revenue breakdown for the major service lines are as follows. Revenue from Internet Hosting and Co-Location increased by $1.7 million or 9.7% to $19.6 million in the nine-months ended June 30, 2005 compared to $17.9 million in the same period in fiscal year 2004. Revenue from Network Services and Internet Access decreased by $1.4 million or 10.4% to $11.8 million in the nine-months ended June 30, 2005 compared to $13.2 million in the same period of fiscal year 2004. The changes in these two major service lines are mainly due to the inclusion of $523 thousand for Neon's Co-Location revenue as of March 2005 and churn. Revenue from Hardware and Software Sales and Other increased by $1.9 million to $2.2 million in the nine-month period ended June 30, 2005 compared to $0.4 million in the same period in fiscal year 2004, which resulted primarily from an increase in Hardware sales. Revenue from Managed Services increased by $2.5 million or 18.1% to $16.2 million in the nine-month period ended June 30, 2005 compared to $13.7 million in the same period in fiscal 2004. This increase is the direct result of the acquisition of Aptegrity, which was included in our statement of operation from November 1, 2003 and our continued focus on adding value-added services through our Managed Services line of business. The above analysis includes the positive effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $1.2 million on our revenue for the nine-months ended June 30, 2005 over the nine-months ended June 30, 2004.

Revenue from Lit and Dark Fiber Services were $14.2 million and $1.7 million respectively for the nine months ended June 30, 2005.

COST OF REVENUE. Cost of revenue for the nine-months ended June 30, 2005, increased to $37.9 million from $25.7 million in the nine-months ended June 31, 2004. $9.4 million of the increase is the direct result of our acquisition of Neon on March 7, 2005. The remaining increase of approximately $2.8 million was primarily attributable to our increase in hardware sales period over period resulting in a $1.8 million increase in expense. In addition, our cost of revenue increased by approximately $900 thousand due to increased occupancy expenses primarily as a result of higher utility costs during the nine-months ended June 30, 2005 compared to the quarter ended June 30, 2004. Labor costs were also up by approximately $455 thousand in comparison to the prior year, mainly due to the acquisition of Aptegrity, which occurred on October 31, 2003, and due to our continued focus on managed services. These increases were offset partly by approximately $612 thousand decrease in our network cost resulting from our continued focus on deriving efficiencies and cost savings from our network. Our gross margins including the impact of the Neon acquisition for the nine-month period ended June 30, 2005 and 2004 were 42.4% and 43.1% respectively. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $27.0 million as compared to $21.7 million for the nine-months ended June 30, 2005 and 2004 respectively. This increase included $4.3 million of selling, general and administrative expenses for Neon. The remaining increase of $1.0 million is primarily the result of a litigation settlement resulting in $0.8 million of expense in the nine-months ended June 30, 2005. In addition as a result of our increased sales, commission expense increased by approximately $355 thousand in the nine-months ended June 30, 2005. These increases were offset in part by a $380 thousand decrease in bad debt expenses in the nine-months ended June 30, 2005 compared to the nine-months need June 30, 2004, as a result of our continuing improvement in collections, reduction in the number of high risk customer account receivable balances and as a result of collection of previously written-off balances. The above analysis includes the negative effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $480 thousand on our selling, general and administrative expenses for the nine-months ended June 30, 2005 over the nine-months ended June30, 2004.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the nine-month period ended June 30, 2005 were $14.0 million compared to $10.4 million in the same period in fiscal year 2004. This increase of $3.6 million is primarily the result of the acquisition of Neon. For the nine months ended June 30, 2005 $3.1 thousand of depreciation and amortization expense was recorded as a result of the Neon acquisition.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the nine months ended June 30, 2005 was $7.1 million, compared to $9.0 million for the nine-months ended June 30, 2004, as a result of our lower average outstanding balance of the 11% senior notes during the nine-month period ended June 30, 2005 compared to the same period in 2004.

INTEREST INCOME. Interest income for the nine months ended June 30, 2005 was $339 thousand, compared to $415 thousand for the nine-months ended June 30, 2004. The decrease was primarily due to a decrease in our cash and investments.

OTHER INCOME/EXPENSE, NET. Other expense for the nine-months ended June 30, 2005 was $561 thousand, compared to other income of $1.6 million for the nine-months ended June, 2004. This difference included the recognition of a loss of $913 thousand on the sale of marketable securities during the nine-month period ended June 30, 2005.

GAIN (LOSS) ON DISCHARGE OF DEBT. Loss on discharge of debt for the nine-months ended June 30, 2005 was $3.2 million compared to a gain of $1.7 million in the quarter ended June 30, 2004. The $3.2 million loss was the direct result of the debt for equity swap described in note 9 to the financial statements. The $1.7 million gain in fiscal year 2004 was direct result of the buyback of $7.0 million face value 11% senior notes plus accrued interest of $0.3 million for $5.6 million in October of 2003.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported net loss of $23.8 million, or $0.79 basic and diluted loss per share for the nine-month period ended June 30, 2005, as compared to a net loss of $35.8 million, or $2.17 basic and diluted loss per share for the same period in 2004.

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

As of June 30, 2005 our cash and cash equivalent, short-term and long-term investments amounted to approximately $10.0 million. In addition during the nine-month period ended June 30, 2005 we used approximately $3.3 million in operating activities, an improvement of approximately $1.7 million in comparison to cash used in operations of $5.0 million in the same period in 2004. We believe that the aforementioned cash outflow represents our recurring cash-flow activities following the complete consummation of our plan of reorganization and under our current cost structure. We further believe that this cash and investments are sufficient to meet our fiscal 2005 anticipated day to day operating expenses, commitments, working capital and capital expenditures.

Since the acquisition of Neon, the Company is closer to achieving positive cash flow from operations than in the past. However, the growth in the Neon business is driving a greater need for capital expenditures as opportunities have recently arisen in the telecommunications business served by Neon. The Company believes that these investments will typically realize payback in the twelve month range, while being tied to multiple year contracts. For the quarter ended June 30, 2005 we invested approximately $6.3 million in capital expenditures with approximately $4.6 million of this in the Neon segment. We are currently assessing our needs for, and the potential profitability of, further capital expenditures and the possibility of securing additional financing to fund future capital spending.

In the longer term there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing churn levels or reducing our outstanding indebtedness. In addition, in the future, we may make acquisitions or repurchase indebtedness of our company, which, in turn, may adversely affect our liquidity. In such cases management will have to take drastic steps to reduce the Company's operating expenses to meet its revenue base and liquidity needs. Such steps may include further reduction of our headcount, consolidation or elimination of facilities, termination of low margin customers, reduce capital expenditures and negotiating with our creditors to restructure our indebtedness, mainly but not limited to our 11% senior notes.

OPERATING ACTIVITIES:

During the nine month period ended June 30, 2005, net cash used in operating activities was approximately $3.3 million in comparison to $5.0 million, which was used in operating activities during the same period in 2004. The improvement in our cash outflow is due mainly to the decrease in our loss from operations excluding depreciation and amortization and loss on impairment of assets. As part of our normal course of doing business we experienced changes in our accounts receivable, accounts payable, accrued liabilities and accrued interest, which in the aggregate did not have a material effect on our first nine months of fiscal 2005 operating cash-flow.

INVESTING ACTIVITIES:

Net cash used in investing activities during the nine month period ended June 30, 2005 was $4.0 million. Approximately $11.8 million was used for capital expenditures, offset by proceeds of $2.7 million from the acquisition of Neon along with proceeds of $4.2 million from the sale and maturity of certain marketable securities and financial investments.

FINANCING ACTIVITIES:

Net cash used in financing activities during the nine month period ended June 30, 2005 was $559 thousand and was used for paying our scheduled mortgage and capital lease payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2005, investments consisted of primarily a limited partnership that invests in fixed income securities and fixed rate investment grade and government securities denominated in U.S. dollars. At June 30, 2005, the majority of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value.

At June 30, 2005, $12.0 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

INTERNAL CONTROLS. On March 7, 2005, Globix completed its acquisition of Neon. As a result of the acquisition the Company is in the process of integrating Neon and its processes into Globix's operations and system of internal controls. The process of migrating Neon’s systems of financial reporting to the Globix system was partially completed by June 30,2005, and is expected to be substantially completed by the end of August 2005. There were no other changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On November 12, 2003, we were served with a complaint filed in the United States Court for Southern District of New York, entitled Alfred G. Binford v. Globix Corporation, alleging breach of contract claims related to the failure to make payments under an employment letter, as amended, seeking damages in the amount of $2,113 thousand. On March 4, 2005, we entered into a settlement agreement with Mr. Binford pursuant to which we paid him $750 thousand in cash, $100 thousand of which was reimbursed by our insurance carrier, and agreed to issue him 100,000 shares of common stock resulting in approximately $800 thousand of expense in the quarter ended March 31, 2005.

On August 12, 2004, the United States District Court for the Southern District of New York approved the settlement of a class action lawsuit entitled In re Globix Corp Securities Litigation, No. 02-CV-00082. This lawsuit named as defendants Globix and our former officers Marc Bell, Peter Herzig (who remains a director of Globix) and Brian Reach, and asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001. The lawsuit alleged that the defendants had failed to disclose the true state of the Company's financial condition during this period. Under the settlement, the Company paid $3,500,000 (all of which was covered by insurance) to settle all claims against it. A motion for reconsideration of the fee award filed by those plaintiffs' law firms whose fees were not included in the settlement was rejected by the court in February 2005. This decision has not been appealed within the applicable time frame allowing the judgment to become final.

On November 9, 2004, NEON Transcom, Inc. ("Transcom"), a wholly owned subsidiary of NEON, filed a suit against the Washington Metropolitan Area Transit Authority ("WMATA") in the United States District Court for the District of Columbia seeking a declaratory judgment that the annual fees provided for under a license agreement violate the Telecommunications Act of 1996 and further seeking an injunction preventing WMATA from requiring payment of the fees and holding Transcom in default under its License Agreement, dated October 5, 1999. On February 11, 2005, the court granted a motion filed by WMATA to dismiss Transcom's claim. However, Transcom and WMATA have reached a settlement to this dispute resulting in an Amendment to the license agreement reducing the number of fibers under license from 432 to 332 and the consequent annual fees by approximately $100,000.

Other than as described above, there have been no developments since the prior descriptions in Note 18 to the Consolidated Financial Statements in the 2004 Form 10-K, and the "Legal Proceedings" section thereto.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 9, 2005 and April 5, 2005, Globix issued to Alfred G. Binford 97,000 shares and 3,000 shares of common stock in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933 in partial settlement of litigation brought by Mr. Binford against Globix.

As of May 1, 2005, Globix issued a warrant to Further Lane Asset Management, LLC to purchase 250,000 shares at a purchase price of $4.00 per share in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, in exchange for financial advisory services to be provided to Globix by Further Lane. One twelfth of the warrants become exercisable in each month so that all warrants will be vested on May 1, 2006. The warrants expire on May 1, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBIX CORPORATION

Date: August 15, 2005	By:	/s/ Peter K. Stevenson

Peter K. Stevenson, President, Chief Executive Officer

Date: August 15, 2005	By:	/s/ Robert M. Dennerlein

Robert M. Dennerlein, Chief Financial Officer (principal financial and accounting officer)