Form 10-K
period 2005-09-30
GLOBIX CORP
filed 2005-12-27
CIK 1003111

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

Commission File No. 1-14168

Globix Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3781263 (I.R.S. Employer Identification No.)

139 Centre Street, New York, New York (address of principal executive offices)	10013 (Zip Code)

Registrant’s Telephone number, including area code:	(212) 334-8500

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------	-----------------------------------------
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

As of March 31, 2005 the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported on the Over the Counter Bulletin Board Market, was approximately $81.3 million (calculated by excluding shares owned beneficially by directors, named executive officers and other affiliates).

Number of shares of registrant’s common stock outstanding as of December 22, 2005 was 48,697,465.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders which is expected to be filed with the Securities and Exchange Commission not later than January 28, 2006, are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by January 28, 2006, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

GLOBIX CORPORATION

Table of Contents

			PAGE

Part I
	Item 1.	Business	1
	Item 2.	Properties	19
	Item 3.	Legal Proceedings	20
	Item 4.	Submission of Matters To a Vote of Security Holders	21
Part II
	Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22
	Item 6.	Selected Financial Data	23
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41
	Item 8.	Financial Statements and Supplementary Data	41
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
	Item 9A.	Controls and Procedures	41
	Item 9B.	Other Information	44
Part III
	Item 10.	Incorporated by reference to the Registrant’s proxy statement for its 2006 Annual Meeting of Stockholders (except for information in response to Item 406 of Regulation S-K)	44
	Items 11-14.	Incorporated by reference to the Registrant’s proxy statement for its 2006 Annual Meeting of Stockholders	44
Part IV
	Item 15.	Exhibits and Financial Statement Schedules	46
Signatures			49

PART I

ITEM 1. BUSINESS

OUR COMPANY

We are a provider of Internet services to businesses and, through our subsidiary NEON Communications, Inc. (“NEON”), we own and operate a high bandwidth fiber optic network that supplies transport services to carriers and enterprise customers in the twelve-state Northeast and mid-Atlantic market.

We offer the following services:

•

INTERNET HOSTING AND CO-LOCATION - We offer co-location solutions for customers who own and maintain their own servers or optronics within the physically secure, climate-controlled environment of our data centers, where they also have access to our network. We offer hosting services in a dedicated server environment. This service includes providing integrated hardware usage, bandwidth and managed services to meet customer-specific needs.

•

MANAGED SERVICES - We provide managed application, system, network and media services to our hosting and co-location customers. Such services include a wide variety of maintenance, administration and problem resolution services for many popular operating systems, Internet network devices, software security solutions, web-based applications, as well as streaming media.

•

NETWORK SERVICES AND INTERNET ACCESS - We provide access to our network for our hosting and co-location customers as well as Internet access services to businesses from their own premises. We also provide services such as domain name registration, local loop provisioning, Internet address assignment, router configuration, e-mail configuration and management and technical consulting services.

•

LIT FIBER TRANSPORT SERVICES - We provide dedicated, point-to-point transmission over fiber optic transmission lines that have electronic or optronic equipment installed and maintained by us. Specific service offerings include: SONET Private Line services at bandwidth levels including DS-3, OC-3, OC-12 and OC-48; Wavelength (DWDM) services enabling flexible and scalable high capacity transport at 2.5 and 10 Gbps, configured as either protected or unprotected wavelengths; and Ethernet services via dedicated, point-to-point connectivity offered as Fast Ethernet (FastE) at 50 or 100 Mbps and Gigabit Ethernet (GigE) at 600 or 1000 Gbps.

•	DARK FIBER SERVICES - We lease fiber cable in our fiber optic network running from Portland, ME to Washington, DC. The fiber cable is leased without electronic or optronic equipment installed by us.
•	OTHER – We sell hardware and software in conjunction with agreements to provide recurring Internet services and provide other Internet services from time to time.

Our Globix business segment provides Internet services to small to large sized businesses in a broad range of industries, including media, publishing, financial services, retail, healthcare, governmental agencies, manufacturing, technology and non-profit organizations in the United States and the United Kingdom. No single customer comprised more than 10% of our revenues in the fiscal years ended September 30, 2005 or 2004. We sell our services to businesses primarily through our direct sales force. Our Globix business segment includes all of our Internet services except for co-location services that are provided at various locations along our fiber optic network, which we include in our NEON business segment.

Our NEON business segment provides metro and intercity lit and dark fiber optic network services, as well as co-location space, to carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions, including Boston, New York, Philadelphia, Newark, Baltimore, Washington, DC, Portland, Portsmouth, Springfield, Worcester, Albany, White Plains, Providence, Hartford, Hackensack, Reston and smaller communities along our network routes.

Our employees are located in New York, New York; Westborough, Massachusetts; Atlanta, Georgia; Santa Clara, California; Fairfield, New Jersey; and London, England.

Our principal executive offices are located at 139 Centre Street, New York, New York 10013, and our telephone number at that location is (212) 334-8500. Although we maintain a website at www.globix.com, we do not intend that the information available through our website be incorporated into this annual report. Our SEC filings are available on our website.

On March 7, 2005, Globix acquired NEON through the merger of a wholly owned subsidiary of Globix with and into NEON, resulting in NEON becoming a wholly owned subsidiary of Globix.

WHAT WE OFFER OUR CUSTOMERS

Our primary services include:

Internet Hosting and Co-location

We currently operate Internet data centers in New York, New York; Santa Clara, California; and London, England. Our Internet data centers include electrical infrastructure, environmental control systems, fire suppression systems and security systems.

We offer co-location solutions for customers who own and maintain their own servers, but prefer the physically secure, climate-controlled environment provided by our Internet data centers and connectivity to our network. We offer hosting services in a dedicated server environment. This service includes providing integrated hardware usage, bandwidth and managed services to meet customer-specific needs.

Managed Services

We provide managed system and network services to our hosting and co-location customers. Such services include a wide variety of maintenance, administration and problem resolution services for many popular operating systems, Internet network devices, software security solutions and web based applications. In addition, we also offer media services, such as streaming media for business communication. Streaming media is a process by which audio, video or other multimedia is delivered in a streaming or continuous fashion over the Internet or over a company’s intranet.

Network Services and Internet Access

We provide access to our IP network to the customers in our Internet data centers as well as Internet access services which provide businesses with high-speed continuous access to the Internet from their own premises. In addition, we provide other services, such as domain name registration, local loop provisioning, Internet address assignment, router configuration, e-mail configuration and management and technical consulting services.

Our network infrastructure is designed for high availability and low latency and utilizes a single autonomous system number. As a result, traffic is carried on a network controlled by Globix to the greatest extent possible and, therefore, does not suffer from the congestion or high latency of public networks.

The domestic Globix backbone is a Packet over Synchronous Optical Network (“SONET”), which provides a mechanism for using the speed and efficient management capabilities of SONET for data transport. Essentially, it provides a method for carrying data packets in SONET frames that will operate at speeds up to OC-48 (2.5 Gbps). The OC-48 Globix domestic backbone connects to our data centers and to our backbone points of presence in Boston, Chicago, Los Angeles, Seattle and Washington, DC.

Our European backbone is a Packet over Synchronous Digital Hierarchy (SDH), which is the European equivalent of SONET, currently connecting London, Amsterdam, Frankfurt and Paris. The domestic and European networks are connected by two Gigabit Ethernet circuits.

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

Our customer support call centers are operated 24 hours a day, seven days a week, and are equipped with telecommunications systems capable of automatic call distribution, automatic number identification, quality assurance recording and archiving and intelligent call routing. A trouble ticketing and knowledge database of customer information and history supports our customer service operations.

Lit and Dark Fiber

Our fiber network is primarily optical and consists of fiber optic communication paths for transmission of voice, data and video communications. Fiber optic systems use laser generated light waves to transmit voice, data and video in digital formats through ultra-

thin strands of glass. Fiber optic systems are generally characterized by large circuit capacity, are resistant to external signal interference and connect directly to digital switching equipment or digital microwave systems.

We offer end-to-end fiber optic capacity utilizing bi-directional SONET ring architecture, which has the ability to route customer traffic in two directions around a ring design, thereby minimizing service interruptions due to fiber cuts. Our network is continuously monitored on a 24-hour, 7 day a week basis from our network control center in Westborough, Massachusetts, to maintain quality control and to alert us of any degradation of signal or loss of fiber capacity and to pinpoint the location of such difficulty and enable us to repair or replace impaired fiber quickly.

We use rights-of-way and licenses from utilities for major portions of our network in the Northeast and mid-Atlantic regions. These utility rights-of-way and licenses provide urban and intercity coverage through cable installed in existing underground conduits and ducts or on existing towers and poles. Other forms of rights-of-way, such as those along highways and railroad tracks, require burying cables in trenches.

In 2003, NEON acquired all of the equity interests in Columbia Transmission Communications Corporation (“Columbia Transmission”). Columbia Transmission became a wholly owned subsidiary of NEON and was renamed NEON Transcom, Inc. NEON Transcom utilizes traditional rights-of-way, in the form of easement agreements, that were established with individual land owners by Columbia Transmission before it was acquired by NEON. NEON Transcom and NEON now only manage the individual rights-of-way that are presently in place. This part of NEON’s network runs from New York City to the greater Washington, DC, area and represents a relatively small portion of NEON’s entire network. This part of the network is a redundant section of network that parallels NEON’s original network from New York City to the Washington, DC areas.

Our NEON network provides services to a variety of carriers providing voice and data communications services and provides services to non-carrier customers that require bandwidth services such as financial institutions, colleges and universities. Our NEON network enables these companies to link geographically separated central offices and points of presence with primary or redundant connections in their networks. NEON’s facilities also enable our carrier customers to connect their networks directly into the premises of their end-users.

Our NEON network serves approximately 100 customers, including common carriers, Internet infrastructure companies, wireless service providers, international communication providers and non-carrier customers. Revenue from our NEON network is derived principally from lit fiber services under contracts ranging from one to seven years that provide for monthly payments. Dark fiber service contracts have terms of approximately 20 years and generally provide for monthly payments. In addition, the contracts typically provide for outage related credits, a predetermined reduction or offset against the customer’s lease rate when a customer’s leased facility is non-operational or does not meet the customer’s operating parameters, and also typically require us to maintain adequate insurance coverage, including product liability coverage.

Our NEON network’s customer base includes the following:

Incumbent Local Exchange Carriers and Independent Telcos. Incumbent local exchange carriers typically require some interstate paths for internal communications, signal control and operator services. Incumbent local exchange carriers also require intrastate capacity to connect central offices to one another and to connect central offices to points of presence and customer premises.

Facilities Based Interexchange Carriers. Interexchange carriers typically require regional short haul connectivity from their national backbone facilities to originate and terminate traffic deeper into the customer base; redundant routing to ensure reliability in their networks; and additional capacity for their customers as minutes of use and IP bandwidth requirements increase.

Competitive Local Exchange Carriers. Competitive local exchange carriers typically require interconnection between their local networks and extensions further into the community.

Internet Service Providers. Internet Service Providers (“ISP”) typically require distribution channels to interexchange carriers and local exchange carrier switches as well as interconnection to other ISP switches to provide access to the Internet to consumers and commercial customers via local networks.

Wireless Communication Companies. Wireless companies typically require land-based backhauling of traffic from towers to their switches and also capacity between their switches with interexchange carriers, points of presence and incumbent local exchange carriers’ central offices. Microwave carriers typically require fiber optic capacity to replace microwave service as their primary source of communications capacity.

Cable Television Companies. Cable companies typically require fiber optic capacity to upgrade their systems to higher speed bandwidths, which allow them to increase the number of channels available, add interactive programming and Internet and data transfer capabilities and to consolidate head end facilities.

NEON also provides services to several international communications providers and non-carrier customers. We sell our services primarily through a direct sales force.

GOVERNMENT REGULATION

Internet Services Business

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

Distribution of Copyrighted Material

The Digital Millennium Copyright Act (“DMCA”) includes a limitation on liability of on-line service providers for copyright infringement for transmitting, routing or providing connections, transient storage, caching or storage at the direction of a user. This limitation on liability applies if the service provider had no actual knowledge or awareness of the copyright infringement and if certain other conditions are met. It is not yet clear how the DMCA will be applied to limit liability that we may face in the future for any possible copyright infringement or copyright-related issues relating to the activities of our customers. The DMCA also requires Internet service providers to follow certain “notice and take-down” procedures in order to be able to take advantage of the limitation on liability provided for in the DMCA.

We have implemented the procedures required by the DMCA and require our users to agree to an “acceptable use” policy which prohibits the use of our facilities for illegal purposes. There can be no assurance, however, that our procedures and acceptable use policy will shield us from liability. Despite enactment of the DMCA, the law relating to the liability of companies that provide Internet-related services for information carried on or disseminated through their networks remains largely unsettled. Claims could be made against us under currently existing or future laws in the United States or other jurisdictions for defamation, obscenity, negligence, copyright, trademark infringement or other legal theories based on the nature and content of the materials disseminated through our networks.

Fiber Optic Network Business

The core business of our network is that of a carrier’s carrier and, therefore, the core business is not directly subject to common carrier regulation. Several of NEON’s subsidiaries, however, have been certified to provide common carrier services through their authorizations as competitive local exchange carriers, or CLECs. These authorizations for CLECs are granted by state governments, but subject these subsidiaries to the Telecommunications Act of 1996 as well as state laws. The telecommunications industry as a whole is highly regulated by federal, state and local governments whose regulatory actions are often subject to judicial modification. In light of the changes that are occurring in the regulation of telecommunications, we cannot forecast whether or not we will be subject to additional regulation in the future.

Federal Regulation

Federal regulation has the greatest impact on the telecommunications industry and has undergone major changes in the last nine years as the result of the adoption by Congress of the Telecommunications Act of 1996 on February 8, 1996. The Telecommunications Act is the most comprehensive reform of the nation’s telecommunications laws since the Communications Act of 1934 was enacted. The Telecommunications Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including competitive local exchange carriers, with additional requirements imposed on incumbent local exchange carriers. The Telecommunications Act provides a detailed list of items which are subject to these interconnection requirements, as well as a detailed set of duties for all affected carriers. All telecommunications carriers must interconnect with the facilities of other carriers and not install features that will interfere with the interoperability of networks.

After lengthy legal proceedings, the Federal Communications Commission (“FCC”) adopted revised guidelines implementing the interconnection and local competition provisions of the Telecommunications Act. In order to foster competition in the local exchange market, the FCC required incumbent local exchange carriers to offer unbundled access to their telecommunications networks to competitive local exchange carriers at cost-based rates, including access to dark fiber. In December of 2004, during its triennial review, the FCC restricted access to or eliminated some unbundled network elements (UNEs) such as dark fiber local loops. This decision has created both an opportunity and a challenge for NEON. NEON had not used UNEs extensively in the past, so this order has only marginal impact on NEON’s current business. However, the elimination of UNEs could make it more challenging for NEON to cost-effectively expand into new markets. However, this ruling provides the opportunity for NEON to sell lit services to carriers who need to replace lost UNEs.

Aside from the impact of this change, we believe that federal regulation does not affect NEON’s core business directly because it is not currently regulated as a common carrier under federal law. Federal law imposes certain legal requirements on common carriers who engage in interstate or foreign communication by wire or radio. These legal requirements apply to telecommunications carriers to the extent they engage in the provision of telecommunications services. Telecommunications carriers that provide telecommunications services and common carriers are essentially the same. Each provides communications services directly to the public or to some group of potential users on a nondiscriminatory basis subject to standardized rates, terms and conditions. We do not believe that NEON’s core business offers its fiber capacity in this manner, because NEON enters into individual agreements on a selective basis with prospective customers who use NEON’s services and facilities to support their own functions such as carrier’s carrier or common carrier’s services. We, therefore, do not believe that NEON’s core business’ provision of dark or lit fiber capacity constitutes telecommunications service or common carriage as defined by the FCC or under the common carrier provisions of the Communications Act of 1934. NEON’s core business’ lit and dark fiber is provided on a private basis as a carrier’s carrier. There are no assurances, however, that the leasing of lit or dark fiber will not be subject to further regulation under the Communications Act of 1934.

Accordingly, it is conceivable that the FCC would subject NEON’s provision of fiber capacity to common carrier regulation. In 1994, the U.S. Court of Appeals for the District of Columbia Circuit remanded to the FCC the question of the FCC’s authority to regulate dark fiber. In addition, the FCC has been petitioned by certain railroad, power and telecommunications associations, none of which are affiliated with us, to clarify the regulatory status of fiber capacity providers. To date, the FCC has not indicated an intention to rule on this remand.

If, and to the extent that, NEON was deemed to be a common carrier it would be required to comply with several regulatory requirements, including, but not limited to, the duty to:

•	provide such services indiscriminately upon any reasonable request;
•	charge rates and adopt practices, classifications and regulations that are just and reasonable;
•	avoid unreasonable discrimination in charges, practices, regulations, facilities and services;
•	pay into federal funds for Telecommunications Relay Services, the North American Numbering Administration and Local Number Portability;
•	limit its use of Customer Proprietary Network Information to provisioning of the services in connection with which the Customer Proprietary Network was obtained; and
•	comply with various reporting, regulatory fee payment and publication of rates.

NEON might also be required to file tariffs setting forth the rates for its services or to make its rates otherwise publicly available. These regulatory requirements could impose substantial burdens on NEON.

As a provider of interstate telecommunications in its provision of leased fiber capacity, NEON’s revenues from such leases to end users are subject to contributions to the FCC’s Universal Service Fund, a fund that was established to ensure the availability of affordable basic telecommunications services. As a general matter, revenues received from other telecommunications carriers for fiber capacity NEON provides are not subject to contribution to the Universal Service Fund. However, NEON’s revenues from the provision of fiber capacity to telecommunications carriers who themselves are exempt from contributing to the Universal Service Fund because their contribution would be less than $10,000 would be subject to such contribution if the carrier notifies NEON that it is not contributing directly, in which case the carrier is considered to be an end user. In addition, if a carrier purchasing NEON’s capacity uses it for its own purposes, then NEON would be subject to such contribution for the revenue generated from that carrier because it too would be considered an end user. Because certain Internet service providers are deemed end users, NEON’s revenues received pursuant to fiber capacity leases to such entities would be subject to contributions to the Universal Service Fund. If such contribution would be less than $10,000, NEON would qualify for a de minimus exemption from contribution to the Universal Service Fund. The assessment rate is calculated quarterly and is currently set at 8.9% of gross end-user revenues. The assessment rate may be higher in subsequent years. However, the majority of NEON’s current revenue does not qualify as “end-user” revenue. NEON’s required contributions to the Universal Service Fund for the year ended December 31, 2004 and the nine-months ended September 30, 2005, were approximately $307,000 and $197,000, respectively. The FCC is currently reviewing its rules for recovery of Universal Service Fund contributions and evaluating who is required to contribute to the Universal Service Fund. The outcome of these proceedings could affect the amount NEON is required to contribute to the Universal Service Fund in the future.

State Regulation

The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. In addition, under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to FCC jurisdiction to the exclusion of any state regulation. Notwithstanding these prohibitions and limitations, states regulate telecommunications services, including through certification of providers of intrastate services (or competitive local exchange carriers), regulation of intrastate rates and service offerings, and other regulations and retain jurisdiction under the Telecommunications Act to adopt, on a competitively neutral basis, regulations necessary to preserve and advance universal service, protect the public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers. Accordingly, the degree of state involvement in local telecommunications services may be substantial.

The state regulatory environment varies substantially from state to state. At present, we do not anticipate that the regulatory requirements to which NEON is subject in the Northeast and mid-Atlantic markets will have any material adverse effect on its operations. In some jurisdictions, NEON’s pricing flexibility for intrastate services may be limited because of regulation, although its direct competitors are subject to similar restrictions. However, there can be no assurance that future regulatory, judicial or legislative action will not have a material adverse effect on NEON.

Local Government Regulation

In addition to federal and state laws, local governments exercise legal authority that may impact NEON’s business. For example, local governments, such as the City of Boston and the City of New York, typically retain the ability to license public rights-of-way, subject to the limitation that local governments may not prohibit persons from providing telecommunications services. Local authorities affect the timing and costs associated with NEON’s use of public rights-of-way. These regulations may have an adverse effect on NEON’s business.

COMPETITION

Internet Services Business

Our competitors include other Internet service providers with a significant national or global presence and a focus on business customers. Among these competitors are Savvis, Akamai, NaviSite, Data Return, Rackspace and Equinix. Our competitors also include telecommunications companies, such as AT&T, British Telecom, Level 3, MCI and Sprint. We believe that success in the market is based upon a number of factors, including price, quality of service and financial stability.

Of the competitors mentioned, some compete only in hosting and infrastructure services and some compete only in media services. Very few provide services that compete across our entire services portfolio. We believe our competitive differentiators are our flexibility, speed and ability to customize a bundled solution across all of our service capabilities.

Competitive pressure impacts our business in two primary ways: customer churn and pricing pressure. For these purposes, churn means contractual revenue loss due to customer cancellations and downgrades, net of upgrades and additions to service.

Churn due to customer cancellations comes from three major sources: customers no longer needing our services due to bankruptcy or exiting of a product line, customers taking our services in-house and customers replacing our services with services from a competitor. Customer churn due to downgrades is caused mainly by customers not needing all the services we offered them in the past (as a result of exiting a product line, taking services in-house or using a competitor’s services), or customers renewing their contracts for identical services but at a lower price, which is mainly as a result of competitive pricing pressure. Due to difficulty in determining the root cause of contract cancellations and downgrades, it is impossible to determine precisely the percentage of churn that is due to competitive pressure. However, we believe that competitive pressure is a significant cause of contract cancellations and downgrades. Conversely, obtaining contracts formerly provided by our competitors is also a major source of new revenue.

Our primary strategy for dealing with contract cancellations related to competitive pressure is first to sell valued added services to clients who have contracted only commodity services. We expect these value added services to offer product differentiation and increase exit costs, thereby decreasing cancellation rates. Second, we expect to continue to offset customer cancellations with new contracts obtained through direct marketing efforts focused at prospective clients who potentially contract services with our competitors.

Pricing pressure from competition specifically affects our commodity products and services such as bandwidth and co-location. We believe that pricing pressure for our managed services is considerably less significant.

Our primary strategy for dealing with price pressure is to bundle higher value-added services with our core infrastructure services to provide increased product differentiation.

Fiber Optic Network Services Business

The telecommunications industry is highly competitive, and we face substantial competition in the markets served by our fiber optic network services business. Many of our existing and potential competitors have financial, management and other resources that are substantially greater than ours, as well as other competitive advantages, including established reputations in the communications market. Our current and projected competitors in this market generally fall into five segments:

Incumbent Local Exchange Carriers and Interexchange Carriers. Incumbent local exchange carriers include regional Bell operating companies, such as Verizon. Interexchange carriers include such companies as AT&T, MCI and Sprint. These communications carriers currently own or lease fiber optic networks in NEON’s current and proposed service areas. Incumbent local exchange carriers and interexchange carriers dominate their respective local markets in the cities connected by our network.

National Long-Haul Fiber Carriers. Carriers such as Qwest Communications, WilTel, Global Crossing and Level 3 Communications own or lease fiber optic networks in NEON’s current and proposed service areas and employ advanced technology comparable to that of its network.

Regional Carriers. Regional carriers include Cavalier/Elantic, PPL Telecom and Progress Telecom.

Dark Fiber Providers. Providers of dark fiber include AboveNet, NEESCom (National Grid), NSTAR, FiberTech and Sunesys.

Metro Carriers. Metro carriers include Consolidated Edison Communications, Looking Glass Networks (“LGN”) and FiberNet.

We look to target underserved markets within the Northeast corridor as a way to minimize competitive pressures.

TRADEMARKS AND PATENTS

We currently have seven trademarks, one patent registered and one patent application pending with the United States Patent and Trademark Office. Registration of the same trademarks has been applied for or granted in certain foreign countries. Additionally, Globix acquired the U.S. and European Union registered trademarks of Aptegrity® and Minding your E-Business® in the acquisition of Aptegrity, Inc. Globix® is a registered trademark in the U.S.

OUR CHAPTER 11 BANKRUPTCY REORGANIZATION

Globix

On April 8, 2002, the United States Bankruptcy Court for the District of Delaware confirmed the Globix plan of reorganization, which became effective on April 25, 2002. As of the effective date of the plan, all of our existing securities were cancelled and:

•	each holder of our 12.5% senior notes became entitled to receive, in exchange for its claims in respect of the 12.5% senior notes, its pro rata share of:
•	$120 million in aggregate principal amount of the 11% senior notes, and
•	13,991,000 shares of our common stock, representing 85% of the shares of our common stock issued and outstanding following the effective date of the plan; and
•

each holder of shares of our preferred stock outstanding immediately prior to the effective date of the plan became entitled to receive, in exchange for its claims in respect of these shares of preferred stock, its pro rata share of 2,304,400 shares of our common stock, representing 14% of the shares of our common stock issued and outstanding following the effective date of the plan; and

•

each holder of shares of our common stock outstanding immediately prior to the effective date of the plan became entitled to receive, in exchange for its claims in respect of these shares of common stock, its pro rata share of 164,600 shares of our common stock, representing 1% of the shares of our common stock issued and outstanding following the effective date of the plan.

The plan of reorganization also explicitly contemplated the issuance to management of options representing the right to purchase up to 1,829,000 shares of our common stock under a stock option plan to be adopted by stockholders, which was approved in the fiscal 2004 annual meeting of stockholders.

A total of 16,460,000 shares of our common stock and $120 million in aggregate principal amount of the 11% senior notes were deemed to be issued and outstanding on the effective date of the plan. As of September 30, 2002, however, no shares of our common stock or 11% senior notes had been distributed. In October 2002, we distributed a total of 16,295,400 shares of common stock and $120 million in aggregate principal amount of 11% senior notes. Pursuant to the terms of a Stipulation and Order that we entered into with the lead plaintiffs in the class action lawsuit described in “Legal Proceedings” in Item 3 of this Annual Report on Form 10-K, 229,452 of these shares of common stock and $1,968,000 in aggregate principal amount of the 11% senior notes were placed in reserve in escrow pending the outcome of the class action lawsuit. If any judgment or settlement entered into in connection with the class action lawsuit had required us to pay an amount in excess of our liability insurance, then we would have been required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of common stock and 11% senior notes held in escrow. Because the class action lawsuit was settled for an amount less than our liability insurance, as described under “Legal Proceedings,” such shares and notes will accordingly be available for distribution to Globix security holders under the plan. Distribution of the remaining 164,600 shares of common stock deemed to have been issued on the effective date of the plan, which are allocable under the terms of the plan to the holders of our common stock outstanding immediately prior to the effective date of the plan, will occur following the resolution of the stockholder derivative suit against our company and certain of our former officers and directors described in “Legal Proceedings.”

Through September 30, 2005, we had acquired in the open market approximately $26.0 million in aggregate principal amount of our 11% senior notes and related accrued interest of approximately $1.9 million for an aggregate purchase price of approximately $20.2 million, and had issued approximately an additional $25.1 million in 11% senior notes in payment of accrued interest on the 11% senior notes. In addition, on March 3, 2004, we purchased $40.3 million in principal amount of the 11% senior notes pursuant to an offer to purchase made in connection with the sale of certain real property. Also, in connection with the NEON merger, we exchanged 4,545,455 shares of our common stock for $11.4 million in principal and $1.1 million in accrued interest on the 11% senior notes.

NEON

NEON’s plan of reorganization was confirmed by the United States Bankruptcy Court for the District of Delaware on November 13, 2002 and became effective on December 20, 2002. In the plan of reorganization, NEON’s outstanding indebtedness was converted into common stock or cancelled, while all of NEON’s previously outstanding stock was cancelled. Also, as of the effective date of the bankruptcy, former creditors purchased in a private offering shares of preferred stock for approximately $12.4 million. NEON has historically generated negative cash flow and prior to its bankruptcy NEON had incurred substantial indebtedness to finance the construction of its network.

EMPLOYEES AND EMPLOYEE RELATIONS

As of September 30, 2005, we had approximately 330 full-time employees: approximately 270 in the United States and 60 outside the United States. In addition to our full-time employees, we also employ part-time personnel from time to time in various departments to meet fluctuations in work levels. None of our employees are covered by a collective bargaining agreement.

RISK FACTORS

An investment in our securities involves a high degree of risk. There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this annual report should be read in light of such factors.

Risks Related to Our Financial Condition, Highly Leveraged Financial Structure and Capital Requirements

We and the NEON fiber optic network business we acquired in 2005 have a history of losses which, if continued in the future, will eventually make us unable to meet our financial obligations.

We have experienced significant losses since we began operations. Despite improvement in our operating margins since our emergence from bankruptcy, we may continue to incur losses in the future. Including the partial year impact from the acquisition of the NEON fiber optic network business, for the year ended September 30, 2005, we had a loss from operations of $17.4 million and a net loss of $30.5 million. For the year ended September 30, 2004, we had a loss from operations of $33.9 million and a net loss of $41.4 million. $18.0 million of the loss from operations and net loss during the year ended September 30, 2004 was attributable to a write-down of our property located at 415 Greenwich Street in New York City, which we sold in January 2004.

The NEON fiber optic network business has also experienced significant losses since it commenced operations. For the year ended December 31, 2004, NEON had a loss from operations of $29.4 million (including $22 million in asset write-downs associated with its acquisition by Globix and $2 million attributable to costs incurred in connection with the acquisition) and a net loss of $29.1 million.

If we are unable to build up our revenue base, we will not become profitable. If we are unable to become profitable, we will eventually become unable to meet our financial obligations.

We may continue to need capital to maintain and upgrade our systems and support our operations.

We will require additional cash in order to expand the geographic coverage and the range of services offered by our fiber optic network in order to be competitive with other service providers and to meet customer demands. Historically NEON has expended substantial amounts on construction of this network from the proceeds of its financing activities and has generated negative cash flow. In fiscal 2005, following the merger with NEON, we invested approximately $10.8 million in capital expenditures for our NEON business segment.

Our Globix business segment may also need additional capital investment for equipment upgrades and additional bandwidth, as well as access to additional electrical power to meet increased service demands. For the year ended September 30, 2005, we invested approximately $5.6 million in capital expenditures for our Globix business segment.

Although we obtained approximately $5 million in additional working capital financing through the December 13, 2005 issuance and sale of our 9% senior notes, this financing may not be sufficient for our needs. This new debt will also increase our leverage and pose additional risks to our business and financial condition.

Failure to make needed capital investments in our fiber optic network and Internet services business could result in a loss of revenues and customers and prevent us from being able to offer competitive services.

Our existing indebtedness imposes limitations on our ability to borrow and invest, which could severely impair our ability to expand or finance our future operations.

The indenture governing our 11% senior notes and terms of our new 9% senior notes include covenants that limit our ability to incur additional indebtedness, create liens on assets, dispose of assets, enter into business combinations or engage in certain activities with our subsidiaries. In addition, we may not incur additional senior indebtedness unless we are also able to refinance our 9% senior notes.

Our ability to pay the principal amount of our 11% and 9% senior notes when due depends on our future operating performance and ability to obtain new financing, and failure to satisfy these obligations could result in these obligations becoming due and payable, resulting in bankruptcy.

•

Historically, we have not generated positive cash flows from operations. Our ability to pay principal and interest on our senior notes and on our other indebtedness depends on our future operating performance and our ability to obtain replacement financing. Our outstanding indebtedness as of September 30, 2005 was approximately $90 million and we incurred an additional $5 million in indebtedness with the sale of our 9% senior notes in December 2005. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may have to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. We can provide no assurance as to the availability or terms of any new financing. The terms of our indebtedness may also restrict the use of some alternative means of satisfying our obligations, and we cannot assure you that any alternative measures would satisfy our scheduled debt service obligations. If we cannot make scheduled payments on our indebtedness, we will be in default and, as a result, we could be forced into bankruptcy.

Our outstanding indebtedness restricts our financial and operating flexibility. This could place us at a competitive disadvantage that could in turn affect our ability to generate cash flow and fulfill our obligations.

We are highly leveraged and our outstanding indebtedness could:

•	limit our ability to make capital expenditures or obtain additional financing to operate or grow our business;
•	require us to use the proceeds of certain asset sales to redeem indebtedness;
•	limit our financial flexibility in planning for and reacting to industry changes;
•	place us at a competitive disadvantage as compared to less leveraged companies;
•	restrict cash available for operations because of the requirement to make cash payments for interest on our 9% senior notes; and
•

in 2007, after the fourth anniversary of the issuance of the 11% senior notes, require us to dedicate a significant portion of our cash flow to payments on our debt, reducing the availability of our cash flow for other purposes.

Our leverage will increase as a result of the payment of interest in kind on our 11% senior notes and our new $5 million note financing, which could make it more difficult to repay or refinance our indebtedness and place us at an operational and competitive disadvantage, causing us to lose customers and revenues.

The indenture under our 11% senior notes permits us to pay interest in kind at the discretion of our board of directors through 2006. The additional issuances of 11% senior notes and our recent issuance of 9% notes could further restrict our financial and operating flexibility, limit our ability to obtain additional financing, place us at a competitive disadvantage when compared to our competitors with less debt, and make it more difficult to meet our financial obligations upon the maturity of the 11% senior notes. The payment of interest in kind on May 1, 2006 will result in the issuance of an additional $7.4 million in 11% senior notes. Our board of directors has determined that interest will be paid in kind on May 1, 2006.

If our board of directors determines to engage in certain change of control transactions, or if a third party were to acquire more than 50% of our stock or acquire control of our board of directors, we or the third party could be required to purchase our 11% and 9% senior notes and our convertible preferred stock, and the failure to do so would result in an event of default under the indenture governing the notes and/or a breach of our obligations with respect to our convertible preferred stock.

In the event that:

•	subject to certain exceptions, any person, entity or group of persons or entities becomes the beneficial owner, directly or indirectly, of more than 50% of our outstanding voting securities;
•

at any time during any two-year period following the distribution of the 11% senior notes, the individuals who comprised a majority of our board of directors at the beginning of such two year period, plus any new directors whose election to our board was approved by a majority of those directors, cease to comprise a majority of our board of directors; or

•

subject to certain exceptions, we consolidate with or merge with or into another entity, we sell or lease all or substantially all of our assets to another entity or any entity consolidates with or merges into or with our company, in each case pursuant to a transaction in which our outstanding voting securities are changed into or exchanged for cash, securities or other property, unless no person, entity or group of persons or entities owns, immediately after the transaction, more than 50% of our outstanding voting stock, then each holder of the 11% and 9% senior notes will have the right to require us to repurchase all or a portion of its senior notes for a purchase price equal to 101% of the principal amount of that holder’s senior notes plus accrued and unpaid interest to the date of repurchase. There can be no assurance that we will have sufficient funds available to make any required repurchases of senior notes or that the terms of our other indebtedness will permit us to make any required repurchases of senior notes. If we are unable to repurchase a holder’s senior notes in connection with one of the events described above, then this would constitute an event of default under the indenture governing the 11% senior notes and the note purchase agreement relating to the 9% senior notes.

Additionally, in the event of a change in control as described above, each holder of our convertible preferred stock will have the option to require us to redeem its shares at a price equal to $3.64 per share plus all accrued and unpaid dividends up to the date that such shares are redeemed. We cannot redeem any shares of our convertible preferred stock upon a change in control prior to repurchasing any securities ranking senior to our convertible preferred stock, including the 11% and 9% senior notes. Therefore, if we are unable to repurchase all of the 11% and 9% senior notes in connection with a change in control we would not be able to redeem any shares of our convertible preferred stock.

Risks Related to Our Acquisition Strategy

Combining the operations of Globix and NEON may prove more costly and more difficult than expected.

The merger with NEON involved the combination of two companies that previously operated independently in markets with different economic, demographic and competitive characteristics. Among the risks that may be incurred as a result of the merger are:

•	failure to successfully cross-sell services to customers of the two businesses;
•	diversion of management attention from business matters to integration issues;
•	difficulties in identifying and retaining key personnel;
•

difficulties in integrating accounting, engineering, information technology and administrative systems, including unexpected difficulties relating to the costs, timeliness and efficiencies of integration;

•	the need for significant cash expenditures to retain personnel, eliminate unnecessary resources and integrate the two businesses;
•

difficulties in imposing uniform systems, standards, controls, procedures and policies, which may be harder and more time consuming than we anticipate and interfere with efficient administration of the combined company; and

•	the impairment of relationships with employees, customers or vendors as a result of changes in the business and integration of two different business cultures.

Failure to overcome these risks or any other problems encountered in connection with the merger could weaken our financial condition and result in further operating losses.

Our acquisition strategy may prove to be unsuccessful, which could result in further losses and an inability to meet our financial obligations.

In order to increase our revenue base, we may make investments in or acquire businesses, products, services or technologies. Consequently, we are subject to the following risks:

•	we may not be able to make investments or acquisitions on terms which prove advantageous;
•

acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain the operations, organization and procedures of our company or the acquired business; and

•	we may not be able to retain key employees of the acquired business or to maintain good relations with its customers or suppliers.

We may not be able to use some of our net operating losses for U.S. federal income tax purposes, which may increase our tax liability.

Prior to our acquisition of NEON, changes in the ownership of NEON securities as a result of NEON’s plan of reorganization have caused there to be an annual limitation on the use of net operating loss carry forwards that arose prior to the effective date of NEON’s plan of reorganization. Similarly, changes in the ownership of Globix’s securities as a result of our plan of reorganization have caused there to be an annual limitation on the use of net operating loss carry forwards that arose prior to the effective date of Globix’s plan of reorganization. As a result of the merger with NEON, we or NEON or both, may have experienced another ownership change and we may in the future experience an ownership change. Additional limitations on our ability to use net operating losses as a result of any such ownership change could increase our U.S. federal income tax liability.

Risks Related to Our Business Generally

Our revenues could decline significantly if we continue to lose customers or have our existing customers reduce their level of spending on our services.

We have experienced and may continue to experience declines in revenues in the Internet services business due to customers leaving us or staying with us but choosing to decrease their spending on our services. One of our biggest challenges has been to limit these revenue declines. Although we have reduced the level of revenue declines due to customer loss or contracted reductions in service and/or pricing, we may continue to experience competitive price pressure through some or all of our services.

Intense competition, overcapacity and a slow down in demand in the telecommunications market could also result in a decline in revenues in the fiber optic services business.

Continued declines in revenue could eventually result in an inability to meet our financial obligations.

If we are unable to maintain and upgrade our network and facilities, we could lose customers and revenues or be unable to offer competitive services.

A key element of our business strategy is the maintenance and upgrading of our facilities and network, which has required, and will continue to require, management time and the periodic expenditure of capital.

Our highly leveraged financial structure may affect the way we are viewed in the market.

Our highly leveraged financial structure may limit our ability to negotiate favorable terms with vendors or retain customers. Our previous bankruptcy, the previous bankruptcy of NEON and our continued leverage may cause customers to question our financial soundness and may also affect the contractual terms that are available to us.

Our business could suffer from a loss of management personnel, which could, at least temporarily, reduce our efficiency and control over our operations and reduce our revenues or earnings.

Since our emergence from bankruptcy, we have undertaken a number of changes in management as well as reductions in staffing. In the year following our bankruptcy, we replaced our Chief Executive Officer and Chief Financial Officer and other changes in senior management have taken place in subsequent years. As a result, our business experienced a lack of continuity in management in 2002, and to a lesser extent from time to time thereafter. Our ability to operate effectively depends largely on the experience, skills and performance of our senior management team. The loss or unavailability to us of any member of our senior management team may at least temporarily reduce our efficiency and control over operations and may reduce our revenues or earnings.

We may not be able to attract or retain the personnel we need in critical areas of our business, which could reduce our efficiency, impair the quality of our services or otherwise adversely affect the ability of our business to perform its functions.

We may experience difficulties in attracting and retaining key personnel for management, technical, sales and marketing and customer support positions. The failure to attract or retain qualified personnel in any of these critical areas could adversely affect the ability of our business to perform its functions. Further efforts to control management costs, given our flat organizational structure, could have an additional adverse impact on employee morale.

Our communications systems, network and infrastructure are vulnerable to physical damage, catastrophic outages, power loss, service limitations and other disruptions, which could result in immediate loss of revenues, payment of outage credits to our customers and, more importantly, the loss of customers’ confidence and business reputation.

Interruptions and service limitations in our Internet and fiber optic network services could result from natural disasters as well as power loss, our inability to acquire fuel for our backup generators, capacity limitations, software defects, breaches of security, telecommunications failure, terrorist attacks and similar events. We also lease telecommunications lines from local, regional and national carriers, whose service may be interrupted. Any damage, failure or limitation that interrupts or delays our operations or limits our ability to provide service could result in the loss of customers and revenues.

Our agreements with network customers typically provide for the payment of outage related credits (a predetermined reduction or offset against our lease rate when a customer’s leased facility is non-operational or otherwise does not meet certain operating parameters) or damages in the event of a disruption in service. These credits or damages could be substantial and could significantly decrease our net revenues.

If our security measures proved to be inadequate, we could lose customers.

Our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses, denial of service attacks or similar problems. If A breach of our security measures could jeopardize the security of confidential and proprietary information and cause interruptions in our operations. We could be required to make significant additional investments to protect against or remedy security breaches. The occurrence of these problems could result in liability and harm our business and reputation.

Competition for the Internet services that we provide is intense and we expect that competition will continue to intensify, which could result in our encountering significant pricing pressure.

Our competitors include other Internet service providers with a significant national or global presence that focus on business customers, such as NaviSite, Savvis, Akamai, Data Return, Rackspace and Equinix. Our competitors also include telecommunications companies, such as AT&T, British Telecom, Level 3, MCI and Sprint. Many of our existing competitors, as well as a number of potential new competitors, have:

•	longer operating histories;
•	greater name recognition;
•	larger customer bases;
•	larger networks;
•	more and larger facilities; and
•	significantly greater financial, technical and marketing resources.

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

Intense competition in the telecommunications industry from a broad range of competitors may prevent us from obtaining customers, require us to lower prices and reduce our revenues.

Our fiber optic network business faces substantial competition from companies with significantly greater financial and other resources, whose capacity is interchangeable with the capacity that we offer, including incumbent local telephone companies, national long-haul and regional carriers, dark fiber providers and metro carriers. In addition, potential competitors capable of offering services similar to those we offer include other communications service providers that own and operate their own networks and equipment, including cable television companies, electric utilities, microwave carriers, satellite carriers, wireless communication system operators and end-users with private communications networks.

Many of the targeted customers of our fiber optic network are also potential competitors. If our services are not satisfactory or cost competitive, our targeted customers may utilize other providers where available, or construct their own networks, which would reduce their need for our services and create future sources of competition for us.

Our business relies on third-party data communications and telecommunications providers that could increase prices or interrupt service, which in turn could cause us to lose customers and revenues.

Our existing network relies on many third-party data communications and telecommunications providers, located in the United States and abroad. These carriers are subject to price constraints, including tariff controls, that in the future may be relaxed or lifted. Price increases or the lack of service availability and quality could increase the costs of maintaining our network and result in the loss of customers and revenues.

We may not be able to obtain computer hardware and software on the scale and at the times we need at an affordable cost, and failure to do so could cause us to lose customers or be unable to offer competitive service.

We rely on outside vendors to supply us with computer hardware, software and networking equipment. Our Internet services business primarily uses products from Cisco Systems, Compaq, Juniper Networks and Sun Microsystems, while our fiber optic network relies on equipment from Nortel Networks, Cisco Systems, Lucent Technologies and ECI Telecom. Consequently, our expertise is concentrated in products from these manufacturers. We also rely on Cisco Systems for network design and installation services for our Internet services business. If we are unable over an extended period of time to obtain the products and services that we need on a timely basis and at affordable prices, it could result in the loss of customers and revenues.

Our dependence on a limited number of telecommunications carriers exposes us to possible interruptions that could delay or prevent us from providing our services.

Approximately 16.0% of the cost of revenues of Globix for the year ended September 30, 2005 was derived from services provided by 3 major telecommunication carriers, MCI, Verizon and British Telecom. While we believe that most of these services can be obtained from other alternative carriers, an interruption in service from one of these carriers or other suppliers could limit our ability to serve customers, which would adversely affect our results of operations.

Our business requires us to adapt to technological changes, and significant technological changes could render our existing services obsolete.

We must adapt to our rapidly changing market by continually improving the responsiveness, functionality and features of our services to meet our customers’ needs. If we are unable to respond to technological advances and conform to emerging industry standards in a cost-effective and timely basis, we could lose customers and there could cease to be a market for our services.

Due to rapidly evolving technologies in the fiber optic network industry and the uncertainty of future government regulation, our current business plan may become obsolete and we may lose customers and revenue if we are unable to successfully adjust our products, services and business strategies as required.

In the future, we may become subject to more intense competition due to the development of new technologies, an increased supply of domestic and international transmission capacity, the consolidation in the industry among local and long distance service providers and the effects of deregulation resulting from the Telecommunications Act of 1996. The introduction of new services and products or the emergence of new technologies may change the cost or increase the supply of services and products similar to those that it provides. We cannot predict which of many possible future product and service offerings will be crucial to maintain our competitive position or what expenditures will be required to develop profitably and provide such products and services. Prices for our services to carriers specifically, and interstate services in general, may decline over the next several years due primarily to price competition to the extent that network providers continue to install networks that compete with our fiber optic network. We also believe that there will be technological advances that will permit substantial increases in the transmission capacity of both new and existing fiber.

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

Currency exchange rate fluctuations could reduce our revenues or increase our costs.

We are subject to market risk associated with foreign currency exchange rates. Approximately 30% of our revenues and approximately 23% of our operating costs and expenses for the year ended September 30, 2005 were denominated in British Pounds. An increase in the cost of the British Pound would increase our revenues but also increase costs incurred in the United Kingdom. We believe that an immediate increase or decrease of 5% of the Dollar in comparison to the British Pound would not have a material impact on our operating results or cash flows. To date, we have not utilized financial instruments to minimize our exposure to foreign currency fluctuations. We will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future.

The successful, timely and cost-effective expansion of our fiber optic network within the Northeast and mid-Atlantic regions is crucial to our business plan, and depends upon numerous factors beyond our control.

Our ability to achieve our strategic objectives depends in large part upon the successful, timely and cost-effective expansion of our fiber optic network within the Northeast and mid-Atlantic regions. The failure of both affiliated and third party suppliers or contractors to meet their obligations to construct and maintain significant portions of our fiber optic network in a timely and cost-effective manner could affect our ability to execute our business plan.

We could lose the contract rights upon which we rely to operate and maintain our fiber optic network in the event of bankruptcy proceedings relating to one or more of the third parties that have granted to us the right to build and operate our fiber optic network using their rights-of-way.

The construction and operation of our fiber optic network depends upon contract rights known as indefeasible rights-of-use. Indefeasible rights-of-use are commonly used in the telecommunications industry, but remain a relatively new concept in property law. Although indefeasible rights-of-use give the holder a number of rights to control the relevant rights-of-way or fiber optic filaments, legal title remains with the grantor of the rights. Therefore, the legal status of indefeasible rights-of-use remains uncertain, and our indefeasible rights-of-use might be voidable in the event of bankruptcy of the grantor. If we were to lose an indefeasible right-of-use in a key portion of the network, our ability to service network customers could become seriously impaired and we could be required to incur significant expense to resume the operation of the fiber optic network in the affected areas.

Despite our existing rights-of-way, we may be forced to make substantial additional payments to the affected landowners or remove our network from their property, which would significantly harm our business and results of operations.

Our indefeasible rights-of-use and other rights-of-way depend on the grantor’s interest in the property on which our network is located. To the extent that a grantor of an indefeasible right-of-use or other rights-of-way has a limited easement in the underlying property and not full legal title, the adequacy of our indefeasible rights-of-use or other rights-of-way could be challenged in court. We believe that the easements granted by a substantial number of landowners to grantors of our indefeasible rights-of-use are similar in scope to those with respect to which claims have been asserted, and we cannot guarantee that claims will not be made in the future.

Because significant portions of our fiber optic network are constructed upon rights-of-way controlled by utility companies and municipalities which generally place the operation of their facilities ahead of the operation of our fiber optic network, we may be unable to construct and operate our fiber optic network in the affected areas without periodic interruptions and delays caused by the day-to-day operations of these entities.

Our rights-of-way agreements with Northeast Utilities, Central Maine Power and Consolidated Edison Communications, Inc. and various other entities contain provisions which acknowledge the right of these entities to make the provision of their services to their own customers their top priority. These companies are required only to exercise “reasonable care” with respect to our facilities and are otherwise free to take whatever actions they deem appropriate with respect to ensuring or restoring service to their customers, any of which actions could impair operation of our network.

Regulatory Risks

Changes in government regulations related to the Internet could restrict our activities, expose us to liability or increase our costs.

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

The law relating to the liability of online service providers, private network operators and Internet service providers for content and information carried on or disseminated through their networks is currently unsettled. While we have taken steps to contractually limit our liability in these areas, we could become subject to legal claims relating to the content of the web sites we host. For example, lawsuits could be brought against us claiming that material inappropriate for viewing by young children can be accessed from the web sites that we host. Claims could also involve matters such as defamation, invasion of privacy, violations of “anti-spamming” legislation, copyright and trademark infringement. Internet service providers have been sued in the past, sometimes successfully, based on the material disseminated over their networks. We may take additional measures to reduce our exposure to these risks, which could be costly or result in some customers not doing business with us. In addition, defending ourselves against claims, or paying damage awards to third parties, could strain our management and financial resources.

We face risks associated with differing regulatory regimes and markets as a result of our international operations, which could expose us to liability for noncompliance or increase the cost of our international operations.

A substantial percentage of our Internet services business is located in the United Kingdom. We face problems of managing our business under differing regulatory regimes in areas such as intellectual property, telecommunications and employee relations. As a result, we may find it more difficult and expensive to hire and train employees and to manage international operations together with our United States operations. Because we have limited experience operating in markets outside the United States and the United Kingdom, we may have difficulty adapting our services to different international market needs. We may also be unsuccessful in our efforts to market and sell these services to customers abroad. If we fail to successfully address these risks, our international operations may be adversely affected.

Municipal regulation of our access to public rights-of-way is subject to change and could impose administrative burdens that would result in additional costs to us or limit our fiber optic network operations.

Local governments typically retain the ability to license public rights-of-way, subject to the federal requirement that local governments may not prohibit the provision of telecommunications services. Changes in local government regulation could impose additional costs on our business and limit its operations. Local authorities affect the timing and costs associated with its use of public rights-of-way.

Federal regulation of the telecommunications industry is changing rapidly and we could become subject to unfavorable new rules and requirements which could impose substantial financial and administrative burdens on us and interfere with our ability to successfully execute our fiber optic network business strategies.

Regulation of the telecommunications industry is changing rapidly. Existing and future federal, state, and local governmental regulations will greatly influence the viability of our fiber optic network services business. For example, the FCC recently issued rules under the Telecommunications Act of 1996 which would have required that competitive local exchange carriers, such as NEON, be allowed to purchase the use of certain elements of the telecommunications network owned and operated by incumbent local exchange carriers. By purchasing these elements, competitive local exchange carriers would have been able to provide services in a cost-effective manner to their customers. However, the FCC’s rules were challenged in court by the incumbent local exchange carriers. The U.S. Court of Appeals for the District of Columbia Circuit sided with the incumbent local exchange carriers and has required the FCC to formulate new rules. Any new rules issued by the FCC may not provide competitive local exchange carriers with the ability to purchase the use of all of the elements of the incumbent local exchange carrier’s network, and as a result the competitive local exchange carriers may not be able to continue providing services to their customers that they are currently providing.

Revenues from telecommunications provided to end-users are subject to contributions to the FCC’s universal service fund, and increases in the amount of the required contributions could increase our costs unexpectedly.

While we do not generally provide telecommunications directly to end-users and we are therefore generally exempt from contributing to the FCC’s Universal Service Fund, some of the customers of our fiber optic network are Internet service providers that are treated as end-users by the FCC. Our revenues from these customers are therefore currently subject to an assessment of 8.9%. Such assessments vary and may increase from quarter to quarter. If the annual contribution amount were less than $10,000, we would qualify for a de minimus exemption from contribution to the fund. NEON’s required contributions to the Universal Service Fund for the year ended December 31, 2004 and the nine months ended September 30, 2005 were approximately $307,000 and $197,000, respectively.

If NEON becomes subject to regulation as a common carrier in the future, we would be subject to additional regulatory requirements.

We do not believe that NEON is currently a “common carrier,” but that status could change based on differing interpretations of current regulations, regulatory changes and changes in the way we conduct our fiber optic network business. If NEON becomes regulated as a common carrier by the FCC, it would have to publicize the rates for its services and submit other reports, and would be required to contribute to federal funds including, but not limited to, those established for Telecommunications Relay Services, for the management of the North American Numbering Plan and for Local Number Portability. These regulatory requirements could impose substantial burdens on us.

The Telecommunications Act of 1996 requires incumbent local telephone companies to provide elements of their networks to competitors on an unbundled basis. The FCC determined that dark fiber is a network element that incumbent local telephone companies must provide to others. The availability of this alternative source of supply may increase competition among providers of dark fiber services and could decrease the demand for our fiber optic network services.

State regulation of companies providing telecommunications services varies substantially from state to state and NEON may become subject to burdensome and restrictive state regulations as it expands its fiber optic network into a broader geographic area, which could interfere with its operations and our ability to meet our strategic objectives.

Our fiber optic network may be subject to state regulation, which can vary substantially from state to state. Our NEON subsidiaries have obtained authority to provide intrastate telecommunications services on a competitive common carrier basis in its market area. Therefore, these subsidiaries are subject to the obligations that applicable law places on all similarly certificated common carriers including the filing of tariffs, state regulation of certain service offerings, pricing, payment of regulatory fees and reporting requirements. Compliance with these regulatory obligations, or any of the regulatory requirements of other states to which we might become subject, could be costly and burdensome. Moreover, some of our rights-of-way depend on NEON’s status as a common carrier in these states, and if that status were to be successfully challenged, those rights-of-way could be terminated.

Risks Relating to Financial Accounting

As a result of various financial accounting complexities, accounting staff turnover and accounting staff shortages, we experienced material weaknesses in our accounting and internal control environment in summer 2003 that resulted in the delay and late filing of SEC reports filed during summer 2003. As a result, our disclosure controls and procedures were ineffective until the material weaknesses were remediated.

Since our emergence from bankruptcy effective April 25, 2002, we have had to face many challenging and complex accounting and financial reporting issues, including fresh start accounting, restructuring and the restatement of amounts in our financial statements as of and for the quarter ended March 31, 2002. In addition, we experienced significant turnover in our financial reporting staff, as well as limited management resources. We fell behind in our SEC reporting for the year ended September 30, 2002, and experienced difficulty in catching up with our filing obligations for the year ended September 30, 2002 while fulfilling our responsibilities for the fiscal year 2003. The combined effect of these challenges placed a strain on our internal accounting resources in summer 2003 and resulted in further delays in the preparation and filing of periodic reports that were filed in summer 2003. The strain on our internal accounting resources and the delays in the preparation and filing of periodic reports resulted in material weaknesses in our accounting and internal control environment in summer 2003. We addressed these issues and implemented necessary changes by hiring additional personnel and returning to a normal recurring closing timetable that includes formal management reviews and monthly financial reporting and have significantly reduced the burden on our internal accounting staff. Any controls and procedures, no matter how well designed and operated, however, can provide only reasonable assurance of achieving the desired control objectives.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accountants addressing these assessments. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

Risks Related to Our Common Stock

Because our common stock is thinly traded, prices are more likely to be volatile and it may be harder for our stockholders to sell any sizable number of shares.

Our common stock is currently traded on the American Stock Exchange. Until April 13, 2005 our common stock was quoted on the OTC Bulletin Board. We cannot assure you that an active and liquid trading market will develop in our common stock, or if one does develop that it will continue. The development of an active public trading market depends upon the existence of willing buyers and sellers and is not within our control. For these reasons, we cannot assure our stockholders that they will be able to resell shares of our common stock for a price that is equal to or greater than the price of our common stock on the date the stock is acquired.

If our common stock ceased to be eligible for listing on the American Stock Exchange, the trading prices of the stock could decline and it could become more difficult to dispose of the stock. Our stock currently trades at a price below the minimum price required for an original listing.

Future sales of our common stock may depress our stock price.

If our stockholders or option holders, including former NEON stockholders and option holders who received our common stock and stock options in the merger, sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. All the shares sold in the merger with NEON are freely tradable, subject to limitations applicable to former affiliates of NEON and to our affiliates.

ITEM 2. PROPERTIES

In July, 1998, we purchased the land and the approximately 155,000 gross square foot building located at 139 Centre Street, New York, New York. Construction at this facility was completed in July, 1999, and the building houses an Internet data center and offices for our executive, technical, sales and administrative personnel. In December, 2002, we retained the services of a real estate broker to lease office space equivalent to approximately one third of our 139 Centre Street facility. As of November, 2005, we had leased office space in approximately 33% of this facility to third parties for periods ranging between two to six years. The estimated average annualized rental income is approximately $1.2 million.

In July, 1998, we signed a lease commencing January 15, 1999, for approximately 60,000 gross square feet of space in Santa Clara, California. The facility contains an Internet data center and offices for technical, sales and administrative personnel. In October, 1998, we signed a lease for the rental of approximately 38,000 gross square feet of space at Prospect House, 80 New Oxford Street, London, England. Construction at both of these facilities was completed in July, 1999.

Prospect House contains an Internet data center and some technical staff while the balance of technical personnel, as well as sales and administrative personnel, are located in our other London facility at 1 Oliver’s Yard. In July, 2000, we entered into a lease for the Oliver’s Yard facility, which consists of approximately 210,000 gross square feet of space. In April, 2002, we renegotiated our lease for this Internet data center, resulting in our retaining a total of 60,000 gross square feet of space. We sublease access office space in our London offices to third parties for periods ranging between 3 to 10 years. The estimated average annualized income is approximately $0.8 million.

In November, 2003, our company assumed Aptegrity, Inc.’s lease of approximately 5,600 square feet in Fairfield, New Jersey, for approximately $11,000 per month ending December 2006.

The NEON network and its component assets are the principal properties currently owned by NEON or with respect to which NEON has indefeasible rights of use and leases. NEON owns substantially all of the communications equipment currently utilized in its business and holds certain ownership interests in the cable comprising the NEON network. NEON’s installed fiber optic cable is laid along the various rights-of-way held by NEON. Other fixed assets are located at various leased locations in geographic areas it serves.

NEON’s principal office is in Westborough, Massachusetts. NEON leases this space (approximately 23,500 square feet) pursuant to a lease that expires on October 31, 2007.

We believe that the facilities that we occupy are adequate for our current and foreseeable needs and that additional space will be available, either through leasing or purchasing, when needed.

ITEM 3. LEGAL PROCEEDINGS

On January 28, 2002, a derivative suit was filed in the United States District Court for the Southern District of New York against our company, as nominal defendant, and certain of our current and former directors and officers. The action is entitled Susan Boney, Individually and Derivatively on behalf of Nominal Defendant Globix Corp, Plaintiff v. the named former Board of Directors (pre-Bankruptcy), Defendants and Globix Corp, a Delaware Corporation, Nominal Defendant. Plaintiffs brought the action against the former board and certain executives seeking damages and expenses for breach of fiduciary duty for violations of federal and state securities laws alleging misrepresentations of Globix’s financial performance from 2000 through 2001. We believe that the allegations in this lawsuit are without merit and we intend to vigorously defend against them. In addition, the plaintiff has not pursued her claims since the filing of the lawsuit. There have been no actions related to this litigation since September 2002. Although there can be no assurance as to the outcome or effect of this lawsuit, we do not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on our business, financial condition, results of operations or cash flows.

On June 25, 2002, we entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit. The Stipulation and Order provides that 229,452 shares of our common stock and $1,968,000 in aggregate principal amount of the 11% senior notes will be held in escrow pending the outcome of the class action lawsuit. If a judgment or settlement in the class action lawsuit had required us to pay an amount in excess of our liability insurance, we would have been required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of our common stock and the 11% senior notes being held in escrow. We expect to distribute the shares of common stock and 11% senior notes held in escrow to Globix security holders under the plan of reorganization.

On August 12, 2004, the United States District Court for the Southern District of New York approved the settlement of a class action lawsuit entitled In re Globix Corp Securities Litigation, No. 02-CV-00082. This lawsuit named as defendants Globix and our former officers Marc Bell, Peter Herzig (who remains a director of Globix) and Brian Reach, and asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001. The lawsuit alleged that the defendants had failed to disclose the true state of the company’s financial condition during this period. Under the settlement, the company has agreed to pay $3,500,000 (all of which would be covered by insurance) to settle all claims against it. A motion for reconsideration of the fee award filed by those plaintiffs’ law firms whose fees were not included in the settlement was rejected by the court in February 2005. This decision has not been appealed within the applicable time frame allowing the judgment to become final.

On November 12, 2003, we were served with a complaint filed in the United States Court for Southern District of New-York, entitled Alfred G. Binford v. Globix Corporation, alleging breach of contract claims related to the failure to make payments under an employment letter, as amended, seeking damages in the amount of $2,113,000. The matter was settled in March 2005; plaintiff received cash in the amount of $750,000 (of which $100,000 was paid by our insurance) and Globix common stock valued at $300,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of Globix’s fiscal year ended September 30, 2005, the 2005 Annual Meeting of the Stockholders was held. At the meeting, nine directors of the Company were elected and our shareholders ratified the appointment of Amper, Politziner & Mattia, P.C. as our independent accountants for the fiscal year ending September 30, 2005.

1. The stockholders elected the following directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified:

	Number of Shares Voted For	Number of Shares Withheld	Number of Shares Abstained
Peter K. Stevenson	30,410,914	1,747	—
Wayne Barr, Jr.	30,410,914	1,747	—
José A. Cecin	30,410,914	1,747	—
Stephen E. Courter	30,410,914	1,747	—
John Forsgren	30,410,914	1,747	—
Peter L. Herzig	27,112,297	3,300,364	—
Steven Lampe	30,410914	1,747	—
Steven G. Singer	30,410,914	1,747	—
Raymond L. Steele	30,410,914	1,747	—

2. The stockholders ratified the appointment of Amper, Politziner & Mattia, P.C.:

Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Abstained
30,412,536	—	125

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 13, 2005, Globix stock began trading on the American Stock Exchange under the symbol “GEX.” Prior to that date, Globix common stock was quoted on the OTC Bulletin Board under the symbol “GBXX.OB.” Quotations on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sale prices for Globix common stock as reported on the American Stock Exchange or the OTC Bulletin Board, as applicable, for the periods indicated:

Fiscal 2004	High	Low
First Quarter	$5.05	$2.55
Second Quarter	4.65	2.70
Third Quarter	4.00	2.30
Fourth Quarter	3.37	2.60

Fiscal 2005	High	Low
First Quarter	$3.71	$2.51
Second Quarter	3.95	3.15
Third Quarter	3.60	2.45
Fourth Quarter	2.58	1.96

On December 1, 2005, there were 214 record holders of Globix common stock. In addition, the plan of reorganization provides that the 268 record holders of the common stock of Globix on the effective date of the plan will be entitled to receive, in exchange for claims in respect of such stock, their pro rata portion (which, under the terms of the Globix plan of reorganization, may be equal to zero) of 164,600 shares of the common stock following the effective date.

Other than payment of dividends on shares of our preferred stock that were cancelled pursuant to our plan of reorganization, we have not historically paid dividends, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, expand our business and repay the 11% and 9% senior notes. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors deems relevant. In addition, under the terms of the 11% and 9% senior notes, our ability to pay cash dividends is contractually limited. It is not anticipated that cash dividends will be paid to the holders of our common stock in the foreseeable future.

Under our 6% series A cumulative convertible preferred stock issued in the NEON merger, dividends accrue (whether or not declared) on each June 15 and December 15 at a rate of 6% per annum on the liquidation value of $3.60 per share and when and if declared are payable either in cash or in shares of our common stock valued at $3.60 per share. As of June 15, 2005, a dividend of $176 had accrued on this preferred stock.

In May 2005, the Company issued a warrant to Further Lane Asset Management, LLC to purchase 250,000 shares at a purchase price of $4.00 per share in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, in exchange for financial advisory services to be provided to Globix by Further Lane. One twelfth of the warrants become exercisable in each month so that all warrants will be vested on May 1, 2006. The warrants expire on May 1, 2008.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data as of and for the years ended September 30, 2005, September 30, 2004, September 30, 2003, five months ended September 30, 2002, the seven months ended April 30, 2002 (Predecessor Company), and as of and for the fiscal year ended September 30, 2001 (Predecessor Company) have been derived from our audited consolidated financial statements and related notes.

This information should be read together with, and is qualified in its entirety by reference to, our consolidated financial statements included elsewhere in this annual report and the notes thereto and the information set forth in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

As a result of the application of fresh start accounting under SOP No. 90-7 as of May 1, 2002 our financial results for the fiscal year ended September 30, 2002 include two different bases of accounting and, accordingly, the operating results and cash flows of the Successor Company and the Predecessor Company have been separately disclosed. For the purposes of this annual report and the financial statements and related notes contained in this annual report, references to the “Predecessor Company” are references to our company for periods prior to April 30, 2002 (the last day of the calendar month in which we emerged from bankruptcy) and references to the “Successor Company” are references to our company for periods subsequent to April 30, 2002. The Successor Company’s financial statements are not comparable to the Predecessor Company’s financial statements.

	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) SUCCESSOR COMPANY				PREDECESSOR COMPANY
	YEAR ENDED SEPTEMBER 30, 2005*	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003	FIVE MONTHS ENDED SEPTEMBER 30, 2002	SEVEN MONTHS ENDED APRIL 30, 2002	YEAR ENDED SEPTEMBER 30, 2001
Consolidated Statement of Operations Data:
Revenue	$95,683	$61,190	$60,177	$30,723	$51,273	$104,210
Operating costs and expenses:
Cost of revenues (excluding depreciation, amortization, certain payroll and occupancy shown below)	55,127	34,296	19,990	10,458	22,123	40,609
Selling, general and administrative	37,981	28,969	44,430	29,313	57,206	124,821
Loss (gain) on impairment of assets	—	17,972	—	—	2,578	3,500
Restructuring and other charges (credits)	—	—	(1,020)	—	24,834	56,109
Depreciation and amortization	19,973	13,828	15,523	6,060	28,115	36,657
Total operating costs and expenses	113,081	95,065	78,923	45,831	134,856	261,696
Other operating income	—	—	345	—	—	—
Loss from operations	(17,398)	(33,875)	(18,401)	(15,108)	(83,583)	(157,486)
Interest and financing expense, net	(9,227)	(10,925)	(13,962)	(5,866)	(32,487)	(51,846)
Other income (expense)	(730)	1,667	1,232	(157)	(509)	(1,379)
Gain (loss) on debt discharge	(3,182)	1,747	6,023	—	427,066	—
Reorganization items	—	—	—	—	(7,762)	—
Fresh start accounting adjustments	—	—	—	—	(148,569)	—
Minority interest in subsidiary	—	—	—	—	5,778	—
Income (loss) before income taxes and cumulative effect of a change in accounting principle	(30,537)	(41,386)	(25,108)	(21,131)	159,934	(210,711)
Income tax expense	—	—	167	—	—	—
Income (loss) before cumulative effect of a change in accounting principle	(30,537)	(41,386)	(25,275)	(21,131)	159,934	(210,711)
Cumulative effect of a change in accounting principle	—	—	—	—	—	(2,332)
Net income (loss)	(30,537)	(41,386)	(25,275)	(21,131)	159,934	(213,043)
Dividends and accretion on preferred stock	366	—	—	—	3,178	7,104
Net income (loss) attributable to common stockholders	$(30,903)	$(41,386)	$(25,275)	$(21,131)	$156,756	$(220,147)
Earnings (loss) per common share:
Basic:
Before cumulative effect of a change in accounting principle	$(0.89)	$(2.51)	$(1.54)	$(1.28)	$3.96	$(5.66)
Cumulative effect of a change in accounting principle	—	—	—	—	—	(0.06)
Basic earnings (loss) per share attributable to common stockholders	$(0.89)	$(2.51)	$(1.54)	$(1.28)	$3.96	$(5.72)
Weighted average common shares outstanding - basic	34,734,506	16,460,000	16,460,000	16,460,000	39,618,856	38,476,909
Diluted:
Before cumulative effect of a change in accounting principle	$(0.89)	$(2.51)	$(1.54)	$(1.28)	$3.30	$(5.66)
Cumulative effect of a change in accounting principle	—	—	—	—	—	(0.06)
Diluted earnings (loss) per share attributable to common stockholders	$(0.89)	$(2.51)	$(1.54)	$(1.28)	$3.30	$(5.72)
Weighted average common shares outstanding - diluted	34,734,506	16,460,000	16,460,000	16,460,000	48,507,456	38,476,909

	(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (CONTINUED) SUCCESSOR COMPANY				PREDECESSOR COMPANY
	YEAR ENDED SEPTEMBER 30, 2005*	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003	FIVE MONTHS ENDED SEPTEMBER 30, 2002	SEVEN MONTHS ENDED APRIL 30, 2002	YEAR ENDED SEPTEMBER 30, 2001
Other Consolidated Financial Data:
Net cash provided by (used in) operating activities	$1,053	$(1,568)	$(12,188)	$3,679	$(59,684)	$(140,543)
Net cash provided by (used in) investing activities	$(3,480)	$42,177	$(858)	$(6,461)	$5,842	$(113,271)
Net cash provided by (used in) financing activities	$(749)	$(53,423)	$(10,539)	$(2,279)	$(4,946)	$387
Consolidated Balance Sheet Data:
Cash, cash equivalent, short-term investments and marketable securities	$9,076	$20,158	$33,260	$54,281		$113,112
Restricted cash and investments	$12,369	$4,737	$6,928	$9,097		$33,870
Working capital (deficiency)	$(8,378)	$15,466	$28,449	$42,421		$78,340
Total assets	$257,653	$138,542	$222,282	$262,720		$552,988
Current portion of long-term debt	$564	$555	$1,510	$1,520		$6,687
Long-term debt, less current portion	$90,039	$95,278	$140,389	$151,274		$630,750
Mandatory redeemable convertible preferred stock	$—	$—	$—	$—		$83,230
Cumulative convertible preferred stock	$13,006	$—	$—	$—		$—
Stockholders’ equity (deficit)	$94,303	$16,875	$53,351	$72,547		$(237,325)

* Includes the acquired assets and results of operations of NEON as of March 7, 2005.

ITEM 7. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes and “Item 6 - Selected Consolidated Financial Data” appearing elsewhere in this annual report. The following discussion contains forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our company and our industry. Our results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties discussed in “Item 1 - Risk Factors” and elsewhere in this annual report. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

OVERVIEW

We are a provider of Internet services for small to large size businesses in a broad range of industries. Through our wholly owned NEON subsidiary, we also own and operate a high bandwidth fiber optic network, extending from Portland, ME to Washington, DC.

We were founded in 1989 and in 1998 undertook a major expansion plan in order to pursue opportunities resulting from the growth of the Internet. On March 1, 2002, we filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a prepackaged plan of reorganization, with the United States Bankruptcy Court for the District of Delaware. We continued to operate in Chapter 11 in the ordinary course of business and received permission from the bankruptcy court to pay our employees, trade, and certain other creditors in full and on time, regardless of whether these claims arose prior to or after the Chapter 11 filing. On April 8, 2002, the bankruptcy court confirmed the plan of reorganization. Effective April 25, 2002, all conditions necessary for the plan of reorganization to become effective were satisfied or waived and we emerged from Chapter 11 bankruptcy protection. For additional information about our reorganization, see “Item 1 - Our Chapter 11 Bankruptcy Reorganization” in this annual report.

On March 7, 2005, we completed our acquisition of all of the capital stock of NEON valued at $112.9 million in exchange for common and convertible preferred stock of Globix worth approximately $96.2 million, options and warrants of Globix common stock worth approximately $7.9 million, direct closing costs of approximately $3.4 million and approximately $5.4 million in cash. Simultaneously with the closing of the acquisition, we exchanged $12.5 million in principal and interest on our 11% senior notes for 4,545,455 shares of common stock.

Prior to its bankruptcy in 2002, NEON incurred substantial indebtedness to finance the construction and development of its network. This debt was exchanged for common stock or cancelled in NEON’s bankruptcy. For additional information about NEON’s reorganization, see “Item 1 - Our Chapter 11 Bankruptcy Reorganization” in this annual report.

On December 13, 2005, we issued and sold $5 million in principal amount of our 9% senior secured notes due May 1, 2008. For further information about the terms of this financing, see “—Indebtedness,” below.

OVERVIEW: OUR MAJOR SERVICE LINES

Although we operate in two reportable segments, there are 6 major service lines as follows:

INTERNET HOSTING AND CO-LOCATION - We offer co-location solutions for customers who choose to own and maintain their own servers and or optronics, but require the physically secure, climate-controlled environment provided by our data centers and connectivity to our network. We offer hosting services in a dedicated server environment. This service includes providing integrated hardware usage, bandwidth and managed services to meet customer-specific needs.

MANAGED SERVICES - We provide managed application, system, network and media services to our hosting and co-location customers. Such services include a wide variety of maintenance, administration and problem resolution services for many popular operating systems, Internet network devices, software security solutions, web-based applications, as well as streaming media delivered in a streaming or continuous fashion over the Internet or over a company’s intranet.

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

DARK FIBER SERVICES - We lease fiber cable in our fiber optic network running from Portland, ME to Washington, DC. The fiber cable is leased without electronic or optronic equipment installed by NEON.

OTHER - Hardware and software sales and other non-recurring revenue from our Globix business segment. Hardware and software sales are typically tied to agreements to provide recurring services such as hosting, network services, managed services and etc.

Our Globix business segment includes all of our Internet services except for co-location services that are provided at various locations along our fiber optic network, which we include in our NEON business segment. Our NEON business segment includes lit and dark fiber services utilizing our fiber optic network, and co-location services along this network. For a more detailed description of these service lines see the “Item 1 - Business”.

OVERVIEW: STRATEGY

Since we emerged from bankruptcy reorganization in April 2002, we have actively reviewed various strategies for increasing stockholder value. A key objective has been to redress the imbalance between revenues and costs that has historically been a feature of our business, by increasing the revenue base and by cutting costs.

We have attempted to address customer churn, industry-wide price competition and price decreases in our traditional offerings of hosting and network services by broadening the range of services we offer through the addition of value added services as part of our managed services business. Within our capital and operating infrastructure constraints, we have also focused on improving the profitability of existing products and services along with introducing new profitable products and services. By focusing on providing value added services we believe we will be able to increase our monthly recurring revenue per customer or average revenue per unit (ARPU). Where possible, and within current industry trends, we seek to increase prices for services such as power and space. We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period. In the Globix business segment, during the year ended September 30, 2005, our total number of customers decreased by approximately 103 while our ARPU increased to approximately $3.8 thousand as of September 30, 2005 compared to approximately $3.3 thousand as of September 30, 2004. During the year ended September 30, 2005 (excluding the affect of the NEON acquisition) our monthly positive change in contract rate (negative churn) averaged 0.52% compared to a monthly average positive change in contract rate (negative churn) of 0.34% in the year ended September 30, 2004. The improvement in ARPU and relatively flat churn reflect the continuation during fiscal 2005 of the business trends we experienced in fiscal 2004. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services.

Growth through acquisition offers the possibility of revenue growth and the expansion of service offerings and to enable us to offer a broader range of services to compete more effectively, while providing a larger revenue base to support our existing indebtedness. The ability to achieve operating efficiencies by combining administrative or other functions has also been a consideration in reviewing possible acquisitions. In pursuing our acquisition strategy, we have reviewed potential transactions involving smaller companies, like Aptegrity, Inc., whose acquisition gradually expands the range of services that we provide, as well as larger companies, such as NEON, that could significantly increase the size of our business and enhance our ability to compete against much larger competitors. Since our bankruptcy, we accomplished the acquisition of a small managed services provider, Aptegrity, Inc., in October 2003, as well as NEON in March 2005.

The year ended September 30, 2005 reflects $30.6 million of revenue associated with the NEON business segment, which accounts for 88.8% of our total revenue increase of $34.5 million, from $61.2 million for the year ended September 30, 2004.

Although the acquisition of NEON and the concurrent debt-for-equity exchange have increased our revenues and asset base and reduced the total amount of our indebtedness, we remain highly leveraged. On May 1, 2005, we elected to pay annual accrued interest of approximately $6.7 million on the 11% senior notes through the issuance of additional notes. Our board of directors has elected to pay such amount in additional notes on May 1, 2006.

In order to increase our operating flexibility and address concerns about our long term financial viability, we have historically attempted to decrease our indebtedness through the repurchase of our 11% senior notes and the repurchase or early payment of other financial obligations. As described below, however, following the acquisition of NEON, we determined that in order for NEON to take advantage of opportunities in the telecommunications industry and obtain certain long term contracts with major telecommunications carriers, we would need to make significant capital investments in the NEON network and infrastructure. As a result, we have significantly reduced our cash resources and, in December 2005, we incurred $5 million in additional senior secured indebtedness through the issuance of 9% senior notes.

As of September 30, 2005, we had invested $10.7 million in capital improvements and additions to the NEON network since the merger.

In fiscal 2005 we also experienced a need for additional capital expenditures in the Globix business segment, to upgrade equipment and to provide additional power and bandwidth. We invested approximate $5.6 million in these areas as of September 30, 2005. We expect to make further investments in these areas in order to meet competitive customer demand in fiscal 2006.

With our existing cash, the financing provided by our new 9% senior notes and cash generated from operations, we believe we will be able to satisfy our capital requirements for fiscal 2006. Additional demands on our capital resources would need to be met through additional financing, reductions on spending, sales of assets or improved operating performance. Although we believe that additional spending cuts would be possible, prolonged underinvestment could seriously limit our ability to offer competitive services. Moreover, the terms of our senior indebtedness limit our flexibility in obtaining new financing or engaging in other capital-raising transactions.

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

REVENUE RECOGNITION

Revenue consists primarily of Internet hosting, co-location, managed services, network services, internet access, lit fiber services and dark fiber services.

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”), No. 104 “Revenue Recognition”.

The Globix business segment recognizes revenue when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectability is probable. SAB No. 104 expresses the view of the Securities and Exchange Commission’s staff in applying accounting principles generally accepted in the United States of America to certain revenue recognition issues. Under the provisions of SAB No. 104, set up and installation revenue are deferred and recognized over the estimated length of the customer relationship, which in the case of our Globix segment is approximately 36 months. Monthly service revenue under recurring agreements related to Internet hosting, co-location, network services, Internet access and managed services is recognized over the period that service is provided. Revenue derived from project or event type managed service engagements is recognized over the life of the engagement. Payments received in advance of providing services are deferred until the period that these services are provided.

The NEON business segment offers leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by us) and longer term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by us) at fixed cost pricing over multi year terms. Revenues from fiber optic network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivables is reasonably assured. Amounts billed in advance of the service provided are recorded as deferred revenue. We also lease space to customers at our co-location facilities. Revenues from nonrecurring installation charges and design, engineering and construction services are recognized ratably over the multi-year network services terms to which the nonrecurring charges relate provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivables is reasonably assured.

COST OF REVENUE

Cost of revenue for Internet services consists primarily of telecommunications costs for Internet access and managed hosting, payroll and occupancy which we incur in support of our network operations, systems and customer services and the cost of hardware and software purchased for resale to customers. Payroll costs allocated to cost of revenue are based on the primary activity of the department such as maintaining the network, customer support and systems operations. Occupancy costs allocated to cost of revenue are based primarily on the square footage of our various facilities. Cost of revenue excludes depreciation and amortization. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to our network, leased line and associated costs related to connecting with our peering partners and costs associated with leased lines connecting our facilities to its backbone and aggregation points of presence.

Cost of revenue for fiber services consists primarily of right of way fees, dark fiber leases, real estate and co-location leases, last mile circuit leases and network operations and maintenance costs. Right of way fees are paid primarily to utilities and public and private entities for the right to place fiber optic cable on their structures and property. Fiber leases are fees paid to other telecommunications providers for the use of their dark fiber over which we provide transport services. We lease real estate and co-location space to allow placement of optronics equipment to power our network. Last mile circuit leases consist of services from other carriers and local phone companies to extend transport services beyond our network to a customer location. Network operations and maintenance consists primarily of labor, contractor services and utility costs.

INTANGIBLE ASSETS

We adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” in April 2002. SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized but, will be tested at least annually for impairment. If impairment is indicated then the asset will be written down to its fair value typically based upon its future expected discounted cash flows.

Our intangible assets following bankruptcy are as follows:

•	trademarks and trade name;
•	network build-out/know-how; and
•	customer contracts and relationships.

We amortize intangible assets by the straight-line method over their estimated useful lives. Trademarks and trade name are amortized over a period of 7-15 years, network build-out/know-how is amortized over 8 years and the customer contracts are amortized over 2-10 years.

PROPERTY, PLANT, AND EQUIPMENT

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

YEARS

Buildings and buildings improvements	10	–	44
Computer hardware and software and network equipment	2	–	20
Office furniture and equipment	3	–	7

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

Our long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT RESERVE

At each reporting period we evaluate on a specific basis the economic condition of our customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the questionable amount. We also maintain a general bad debt reserve, which is based on the aging of our customers’ receivables. In addition, during each reporting period we must make estimates of potential future credits, which will be issued in respect of current revenues. We analyze historical credits and changes in customer demands regarding our current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, we reserve the estimated credit amount against revenues in the current period. As of September 30, 2005 and September 30, 2004 the balance of bad debt reserve amounted to approximately $2.0 million and $2.2 million, respectively.

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Management currently estimates that it is more likely than not that these assets will not be realized in the foreseeable future and, accordingly, a 100% valuation allowance is recorded against the deferred tax assets.

FISCAL YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

REVENUE, NET. Revenue for the year ended September 30, 2005 increased 56.4% or approximately $34.5 million to $95.7 million from $61.2 million for the year ended September 30, 2004. Excluding $30.6 million of revenue as a direct result of the NEON acquisition, revenue for the year ended September 30, 2005 increased by 6.3% or approximately $3.8 million compared to the year ended September 30, 2004.

During the year ended September 30, 2005, (excluding the affect of the NEON acquisition) our monthly positive change in contract rate (negative churn) averaged 0.52% compared to a monthly average positive change in contract rate (negative churn) of 0.34% in the year ended September 30, 2004. During the year ended September 30, 2005, new contracts averaged 0.8% per month and contract upgrades averaged 2.3% per month, offset by a 1.5% monthly average in contract downgrades and a 1.1% average in contract cancellations per month. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price.

Excluding revenue associated with the NEON acquisition during the year ended September 30, 2005, our monthly recurring revenue per customer (ARPU) averaged approximately $3.8 thousand compared to an average ARPU of approximately $3.3 thousand in the year ended September 30, 2004, despite a decrease of approximately 103 customers, or 7.4%, from 1,369 customers at September 30, 2004 to 1,266 at September 30, 2005. This is due mainly to our focus on higher-revenue managed services customers following the acquisition of Aptegrity as well as our focus on continuing our relations with more profitable customers. We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period.

Revenue breakdown for the major service lines are as follows. Revenue from Internet Hosting and Co-Location increased by $3.5 million, or 14.8%, to $27.3 million in the year ended September 30, 2005 compared to $23.8 million in the same period in fiscal year 2004. Revenue from Network Services and Internet Access decreased by $2.1million, or 12.0%, to $15.4 million in the year ended September 30, 2005 compared to $17.5 million in the same period of fiscal year 2004. The changes in these two major service lines are mainly due to churn. Revenue from Hardware and Software Sales and Other increased by $1.6 million to $2.6 million in the year period ended September 30, 2005 compared to $1.0 million in the same period in fiscal year 2004, which resulted primarily from an increase in Hardware sales. Revenue from Managed Services increased by $1.7 million, or 8.8%, to $20.7 million in the year period ended September 30, 2005 compared to $19.0 million in the same period in fiscal 2004. This increase is the result of our continued focus on adding value-added services through our Managed Services line of business. The above analysis includes the positive effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $1.0 million on our revenue for the year ended September 30, 2005 over the same period in fiscal 2004.

Revenue from Lit and Dark Fiber Services, services newly offered in fiscal 2005 as a result of the acquisition of NEON, were $26.6 million and $3.1 million, respectively, for the year ended September 30, 2005. If the acquisition of NEON occurred on October 1, 2003, revenue from Lit and Dark Fiber Services would have been $48.1 million for the year ended September 30, 2005, an increase of $6.4 million from $41.7 million for the year ended September 30, 2004.

COST OF REVENUE. Cost of revenue for the year ended September 30, 2005 increased to $55.1 million from $34.3 million in the year ended September 30, 2004. $28.9 million of the increase is the direct result of our acquisition of NEON on March 7, 2005. The remaining increase of approximately $1.6 million was primarily attributable to our increase in hardware sales in the year ended September 30, 2005 over September 30, 2004 resulting in a $1.7 million increase in expense. In addition, our cost of revenue increased by approximately $1.7 million due to increased occupancy expenses primarily as a result of higher utility costs and repairs and maintenance fees during the year ended September 30, 2005 as compared to the year ended September 30, 2004. Direct labor costs were also up by approximately $0.5 million in comparison to the prior year, mainly due to our continued focus on managed services. These increases were offset partly by an approximate $0.5 million decrease in our network cost resulting from deriving efficiencies and cost savings from our network. Our gross margins including the impact of the NEON acquisition for the year ended September 30, 2005 and 2004 were 42.4% and 44.0% respectively. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $38.0 million for the year ended September 30, 2005 as compared to $28.9 million for the year ended September 30, 2004. This increase included $7.5 million of selling, general and administrative expenses for NEON. The remaining increase of $1.6 million is primarily the result of a litigation settlement resulting in $0.8 million of expense in the year ended September 30, 2005 and an increase in utility and other facility related costs. These increases were offset in part by a $0.3 million decrease in bad debt expenses in the year ended September 30, 2005 compared to the year ended September 30, 2004, as a result of our continuing improvement in collections, reduction in the number of high risk customer account receivable balances and as a result of collection of previously written-off balances. The above analysis includes the negative effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $0.4 million on our selling, general and administrative expenses for the year ended September 30, 2005 over the year ended September 30, 2004.

LOSS ON IMPAIRMENT OF ASSETS. There were no impairment charges for the year ended September 30, 2005. Impairment charges for the year ended September 30, 2004 amounted to approximately $18 million as a result of the write-down of the cost basis of Globix’s property located at 415 Greenwich Street in New York, NY to its market value less cost to sell of approximately $11.5 million. The sale of the 415 Greenwich Street property was consummated on January 22, 2004 for total cash consideration of $60 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the year ended September 30, 2005 were $20.0 million compared to $13.8 million for the year ended September 30, 2004. This increase of $6.3 million is primarily the result of the acquisition of NEON which accounted for $6.1 million of the total expense recorded.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the year ended September 30, 2005 was $9.7 million, compared to $11.5 million for the year ended September 30, 2004. This is a result of our lower average outstanding balance of the 11% senior notes during the year ended September 30, 2005 compared to the same period in 2004.

INTEREST INCOME. Interest income for the year ended September 30, 2005 was $0.5 million, compared to $0.5 million for the year ended September 30, 2004.

OTHER INCOME/EXPENSE, NET. Other expense for year ended September 30, 2005 was $0.7 million, compared to other income of $1.7 million for the year ended September 30, 2004. This difference included the recognition of a loss of $0.9 million on the sale of marketable securities during the year ended September 30, 2005.

GAIN (LOSS) ON DISCHARGE OF DEBT. Loss on discharge of debt for the year ended September 30, 2005 was $3.2 million compared to a gain of $1.7 million in year ended September 30, 2004. The $3.2 million loss was the direct result of the debt for equity swap. The $1.7 million gain for the year ended September 30, 2004 was a direct result of the buyback of $7.0 million face value 11% senior notes plus accrued interest of $0.3 million for $5.6 million in October of 2003.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported a net loss attributable to common stockholders of $30.9 million, or $0.89 basic and diluted loss per share attributable to common stockholders, for the year ended September 30, 2005, as compared to a net loss attributable to common stockholders of $41.4 million, or $2.51 basic and diluted loss per share attributable to common stockholders, for the year ended September 30, 2004.

FISCAL YEAR ENDED SEPTEMBER 30, 2004 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2003

REVENUE. Revenue for the year ended September 30, 2004 increased 1.7%, or approximately $1.0 million, to $61.2 million from $60.1 million for the year ended September 30, 2003. On a fourth quarter comparison, revenue increased $2.2 million, or 16%, to $16.0 million for the quarter ended September 30, 2004 compared to $13.8 million for the quarter ended September 30, 2003. In addition, on a quarter over quarter basis, revenue increased by $0.3 million, or 2%, for the quarter ended September 30, 2004 compared to the quarter ended June 30, 2004, continuing the trend of increased revenue on a quarter over quarter basis for the fourth straight quarter.

During the year ended September 30, 2004, our monthly positive change in contract rate (negative churn) averaged 0.3% compared to a monthly average churn rate of 1.7% for the fiscal year ended September 30, 2003. During the year ended September 30, 2004, new contracts averaged 2.0% per month and contract upgrades averaged 1.6% per month, offset by a 1.7% monthly average in contract downgrades and a 1.6% average in contract cancellations per month. We define churn as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services. Cancellations refer to customers that have either stopped using our services completely or remained a customer but terminated a particular service. Downgrades are a result of customers taking less of a particular service or renewing their contract for identical services at a lower price.

During the fiscal year ended September 30, 2004, our monthly recurring revenue per customer (ARPU) averaged approximately $3,300 compared to an average ARPU of approximately $2,700 in the fiscal year ended September 30, 2003, despite a decrease of approximately 88 customers, or 6%, from 1,457 customers in September 30, 2003 to 1,369 at September 20, 2004. This is due mainly to our focus on higher-revenue managed services customers as a result of the acquisition of Aptegrity. We calculate ARPU by dividing our average contracted monthly recurring revenue for the period by our average number of contracted customers during the period.

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

COST OF REVENUE. Cost of revenue for the year ended September 30, 2004, increased $0.5 million to $34.3 million from $33.8 million for the same period in 2003. This was mainly due to additional labor costs of $2.8 million and approximately $0.7 million in additional facility costs resulting from the Aptegrity acquisition and our continued focus on Managed Services. These increases were offset in part by $2.9 million decrease in our network cost resulting from our continued focus on deriving efficiencies and cost savings from our network. Additional decrease of approximately $0.1 million resulted from lower hardware costs as a result of our shift away from lower margin hardware sales. The aforementioned analysis includes the adverse effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $0.5 million on cost of revenue year over year. As a result of the variances described above gross margins increased to 44.0% for the year ended September 30, 2004 compared to 43.9% for the same period ended September 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by approximately $1.7 million to $29.0 million as compared to $30.6 million for the year ended September 30, 2003. The decrease in selling, general and administrative expenses was mainly due to a one time non-cash charge of $1.1 million in the second quarter of fiscal 2003 related to warrants granted to one of Globix’s consultants. Bad debt expenses decreased $1.2 million to approximately $0.7 million for year ended September 30, 2004, compared to $1.9 million in the same period last year, as a result of improvement in collections and a reduction in the number of high-risk customer account receivable balances. Other cost savings amounting to approximately $1.0 million resulted from our efforts to reduce our operating cost. In addition, reduction in our office space used for selling and administration purposes reduced our occupancy costs by approximately $0.7 million. These were offset mainly by a $1.7 million credit recorded during the year ended September 30, 2003 as a result of the settlement of the Rabbi Trust litigation. In addition, our marketing expenses were up by approximately $0.7 million to $1.2 million in the year ended September 30, 2004 as a result of our increased efforts to enhance long-term growth and improve our public relations. The aforementioned analysis includes the adverse effect of foreign exchange rate in the amount of approximately $1.4 million on selling, general and administrative period over period.

LOSS ON IMPAIRMENT OF ASSETS. Impairment charges for the year ended September 30, 2004 amounted to approximately $18.0 million as a result of the write-down of the cost basis of Globix’s property located at 415 Greenwich Street in New York, NY to its market value less cost to sell of approximately $11.5 million. The sale of the 415 Greenwich Street property was consummated on January 22, 2004 for total cash consideration of $60.0 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased $1.7 million to $13.8 million for the year ended September 30, 2004, as compared to $15.5 million in the year ended September 30, 2003. The decrease resulted from $1.7 million of depreciation expenses recorded in the year ended September 30, 2003 related to the 415 Greenwich Street property which was not depreciated during the same period in 2004 and from lower capital spending, offset by amortization of intangible assets resulting from the acquisition of Aptegrity in the amount of $0.3 million.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the year ended September 30, 2004 was $11.5 million, compared to $15.1 million for the same period in 2003. The decrease was attributable to the lower average balance of the 11% senior notes outstanding in fiscal 2004 compared to fiscal 2003, which resulted from the repurchases we made throughout fiscal 2004 of approximately $47.3 million of our 11% senior notes. This was offset by an increase in the balance of the 11% senior notes of approximately $7.2 million from the required payment in kind of the related accrued interest in May, 2004.

INTEREST INCOME. Interest income for the year ended September 30, 2004 was $0.5 million, compared to $1.2 million, for the same period in 2003. The decrease was primarily due to a decrease in our cash and investments.

OTHER INCOME, NET. Other income for the year ended September 30, 2004 was $1.7 million, compared to $1.2 million, for the same period in 2003. The increase was due primarily to the receipt of $0.5 million for an insurance claim filed in connection with the September 11, 2001 terrorist attack, and $0.9 million from leasing office space in our 139 Centre Street facility, offset by other non-operational expenses.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported net loss attributable to common stockholders of $41.4 million, or $2.51 basic and diluted loss per share attributable to common stockholders, for the year ended September 30, 2004, as compared to a net loss attributable to common stockholders of $25.3 million, or $1.54 basic and diluted loss attributable to common stockholders per share, for the year ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, our working deficit was $8,378 as compared to working capital of $15,466 as of September 30, 2004. The decrease in working capital as of September 30, 2005 was primarily due to the investments we made in our business of $10,738 for success based opportunities tied to multiyear contracts and $6,080 in our Globix segment which included approximately $2,000 to upgrade our data centers.

Historically our cost structure in the Globix business segment exceeded our revenue base mainly due to high labor costs resulting from higher than necessary head count and a significant level of overhead due to numerous locations and overlapping within our network. This has led us to experience negative cash flows from operations and incur net losses. Our management believes that steps taken as part of our restructuring efforts to reduce facilities and personnel, combined with our ongoing efforts to derive efficiencies from our network have reduced our cash outflows, net of capital expenditures, to a level that approximates our cash inflows. In the second half of fiscal 2005, however, we experienced a demand for additional capital investment in the NEON business segment as well as unexpected operating costs and capital requirements in the Globix business segment. Our ability to generate positive cash flows from operations and achieve profitability is dependent upon our ability to grow our revenue while controlling costs and becoming more efficient. Management believes it will ultimately be able to meet its revenue and profitability targets by:

•	maintaining a monthly positive change in contract rate (negative churn),
•	pursuing long term contracts that take advantage of market demand for fiber optic network services,
•	focusing on the most profitable business lines within our existing capital and infrastructure constraints, including the provision of services solutions,
•	increasing prices, where possible and within current industry trends, for services such as power and space and
•	increasing the efficiency of our operations

As of September 30, 2005 our cash and cash equivalent amounted to approximately $9.0 million, or a decrease of approximately $3.1 million from last year. We believe that this cash balance, together with the $5.0 million proceeds of our new 9% senior notes described below under “ Indebtedness”, is sufficient to meet our fiscal 2006 anticipated day to day operating expenses, commitments, working capital and capital expenditures.

In the longer term there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing churn levels or reducing our outstanding indebtedness. In addition, in the future, we may make acquisitions or investments, which, in turn, may adversely affect our liquidity. In such cases we will have to take drastic steps to reduce our operating expenses to meet our revenue base and liquidity needs. Such steps may include further reduction of our headcount, consolidation or elimination of facilities, termination of low margin customers, reduction of capital expenditures and negotiating with our creditors to restructure our indebtedness, mainly but not limited to our 11% and 9% senior notes.

As a result of the acquisition of NEON, we assumed commitments under standby letters of credit, issued primarily to secure certain leases, totaling approximately $7.1 million at September 30, 2005. We have no financial guarantees or other arrangements securing the obligations of any third parties or related parties other than our subsidiaries.

The indenture governing the 11% senior notes and the terms of the 9% senior notes contain a number of covenants that impose significant operating and financial restrictions on us and our subsidiaries. These restrictions significantly limit, and in some cases prohibit, among other things, the ability of our company and certain of our subsidiaries to incur additional indebtedness, create liens on assets, enter into business combinations or engage in certain activities with our subsidiaries.

FISCAL YEAR ENDED SEPTEMBER 30, 2005

As of September 30, 2005, we had cash and cash equivalents, short-term and long-term investments totaling approximately $9.1 million compared to approximately $21.7 million on September 30, 2004. This decrease of $12.6 million included a $3.1 million decrease in cash and cash equivalents to $9.0 million in September 30, 2005 from $12.1 million on September 30, 2004. This was mainly attributable to operating activities, investing activities and financing activities as described below.

OPERATING ACTIVITIES. Net cash provided by operating activities during the year ended September 30, 2005 was approximately $1.1 million as compared to net cash used in operating activities during the year ended September 30, 2004 of $1.6 million, or a $2.7 million improvement. The improvement in our cash burn was due to the improvement in our operating results and our ongoing focus on cost control by adjusting our expenditure rate to our revenues.

We had non-cash depreciation and amortization expenses of $20.0 million and a non-cash loss on debt discharge of $3.2 million resulting from the exchange of $12.5 million of our 11% senior notes and accrued interest. Changes in assets and liabilities resulted in an increase to operating cash flow of approximately $5.5 million, which was mainly attributed to a $7.5 million increase in accrued interest on the 11% senior notes, which will be paid in kind during May 2006.

INVESTING ACTIVITIES. Net cash used investing activities during the year ended September 30, 2005 was $3.5 million. This was attributable primarily to $16.4 million paid for capital expenditures. This was partially offset by the proceeds from the sale of investments in short-term and long-term investments of $9.8 million and the net cash proceeds from the acquisition of NEON of $2.8 million.

FINANCING ACTIVITIES. Net cash used in financing activities during the year ended September 30, 2005 was $0.7 million, which was attributable to the repayments of mortgage payable and capital lease obligations.

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

Our $1.6 million use of cash in operating activities was attributed mainly to our net loss of $41.4 million, which included non-cash depreciation and amortization expenses of $13.8 million and a non-cash impairment charge of $18.0 million resulting from a write-down of the 415 Greenwich Street property to its fair market value less cost for sale, offset by a non-cash gain on debt discharge of $1.7 million resulting from the repurchase of a portion of our 11% senior notes. Changes in assets and liabilities resulted in an increase to operating cash flow of approximately $9.5 million, which was mainly attributed to a $9.4 million increase in accrued interest on the 11% senior notes, which we was paid in kind during May 2005.

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

SEGMENT INFORMATION

Historically, we have evaluated our results of operations based on one reportable segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. As a result of the acquisition of NEON on March 7, 2005, we now have two reportable segments to evaluate. The following table sets forth geographic segment information for the years ended September 30, 2005, 2004 and 2003.

Operating results and assets information by segment:

	Year Ended SEPTEMBER 30, 2005	Year Ended SEPTEMBER 30, 2004	Year Ended SEPTEMBER 30, 2003
Revenues:
Globix	$65,038	$61,190	$60,177
NEON	30,645	—	—
Corporate	—	—	—

Consolidated	$95,683	$61,190	$60,177
Operating income (loss):
Globix	$(6,032)	$(24,012)	$(6,809)
NEON	1,707	—	—
Corporate	(13,069)	(9,863)	(11,592)
Consolidated operating loss	$(17,398)	$(33,875)	$(18,401)

	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
Total assets:
Globix	$115,772	$138,542
NEON	141,881	—
Consolidated	$257,653	$138,542

Fixed assets:

Globix	$85,236	$90,822
NEON	120,994	—
Consolidated	$206,230	$90,822

Operating results and assets information by geographic area:

	Year Ended SEPTEMBER 30, 2005	Year Ended SEPTEMBER 30, 2004	Year Ended SEPTEMBER 30, 2003
Revenues:
United States	$66,968	$35,537	$36,833
Substantially United Kingdom	28,715	25,653	23,344
Consolidated	$95,683	$61190	$60,177

Operating income (loss):
United States	$(20,168)	$(37,755)	$(22,631)
Substantially United Kingdom	2,770	3,880	4,230
Consolidated	$(17,398)	$(33,875)	$(18,401)

	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
Total assets:
United States	$223,665	$98,388
Substantially United Kingdom	33,988	40,154
Consolidated	$257,653	$138,542

	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
Fixed assets:
United States	$181,948	$64,978
Substantially United Kingdom	24,282	25,844
Consolidated	$206,230	$90,822

Although we operate in two reportable segments, there are 6 major service lines, as listed below, with Co-location services being offered in both segments. The breakdown of revenues for each service line is as follows:

	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003

Internet Hosting and Co-Location	$27,273	$23,760	$26,048
Managed Services	20,672	18,996	13,342
Network Services and Internet Access	15,380	17,483	19,034
Lit fiber services	26,630	—	—
Dark fiber services	3,115	—	—
Hardware and Software Sales, DSL and Other	2,613	951	1,753

Revenue, net	$95,683	$61,190	$60,177

INCOME TAXES

We are in an accumulated loss position for both financial and income tax reporting purposes. Globix has U.S. Federal income tax loss carryforwards of approximately $220.8 million, and state loss carryforwards of approximately $219.2 million at September 30, 2005. NEON has U.S. Federal income tax loss carryforwards of approximately $95.3 million and state loss carryforwards of approximately $93.4 million at September 30, 2005. These income tax loss carryforwards expire through 2025. The U.S. Federal income tax loss carryforwards were reduced upon emergence from bankruptcy due to the internal Revenue Code’s rules and regulations related to the cancellation of indebtedness income that is excluded from taxable income. Since the Plan provided for substantial changes in Globix’s ownership, our use of its net operating loss carryforwards may be limited. Changes in the ownership of NEON securities as a result of Neon’s plan of reorganization have caused there to be an annual limitation on the use of net operating loss carryforwards that arose prior to the effective date of NEON’s plan of reorganization. Similarly, changes in the ownership of Globix’s securities as a result of its plan of reorganization have caused there to be an annual limitation on the use of net operating loss carryforwards that arose prior to the effective date of its plan of reorganization. As a result of the merger with NEON, Globix or NEON have experienced ownership changes. Additional limitations would be imposed as a result of any such ownership change which may increase our U.S. federal income tax liability. We have not yet determined the impact, if any, that changes in our ownership will have on net operating loss carryforwards. As of September 30, 2005, we also had net operating loss carryforwards of approximately $21.7 million from our United Kingdom Subsidiaries, which do not expire under U.K. tax rules. For financial reporting purposes, deferred tax assets through September 30, 2005 and 2004 are fully offset by a valuation allowance due to the uncertainty of our ability to realize income tax benefits by generating taxable income in the future.

Our emergence from bankruptcy in fiscal 2002 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for our tax reporting and, therefore, deferred tax items were recognized concurrently with the recognition of the respective fresh start accounting adjustments. In addition, pursuant to SOP No. 90-7, reversals of the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce intangibles, until exhausted, and thereafter will be reported as additional paid in capital as opposed to income tax expense. The balance of the valuation allowance for which this treatment is required was approximately $80.4 million at September 30, 2005 and 2004.

INDEBTEDNESS

Our indebtedness at September 30, 2005 consisted of approximately $67.5 million in aggregate principal amount of our 11% senior notes, approximately $3.1 million in related accrued interest, approximately $0.8 million of capital lease obligations and approximately $19.3 million in mortgage debt. Total borrowings at September 30, 2005 were approximately $90.6 million, which included $0.6 million in current obligations and $90.0 million of the 11% senior notes, related accrued interest, long-term mortgage and capital lease obligations. The indenture governing the 11% senior notes requires interest to be paid in kind through 2004 and permits interest to be paid in kind for two years thereafter at the discretion of our board of directors. Our board of directors has determined that interest will be paid in kind on May 1, 2006

In order to obtain additional financing to meet our needs for working capital, on December 13, 2005, we issued and sold $5 million in principal amount of our 9% senior notes to a group of investors. The notes mature on May 1, 2008. Interest on the notes is payable quarterly in arrears, beginning January 1, 2006. One percent of the proceeds of the notes was used to pay a one time origination fee to the note purchasers at closing. The notes are secured by a first priority security interest in domestic accounts receivable in the amount of 150% of the principal amount of the notes. Covenants and events of default under the notes are generally no more onerous than those contained in the indenture relating to our outstanding 11% senior notes, except that the new notes limit the incurrence of additional senior debt that might be permitted under the 11% senior notes. The new notes can be prepaid without penalty or premium at any time following 30 days notice.

Purchasers of the notes include: LC Capital Master Fund Ltd., an investment fund managed by an investment advisor with which one member of the Company’s Board of Directors, Steven Lampe, is affiliated; Karen Singer, the sister-in-law of another Board member,

Steven Singer; and Metronome LPC 1, Inc., an affiliate of Loeb Partners Corp., which (together with its affiliates) is the beneficial owner of approximately 7.9% of our common stock. LC Capital Corp. Ltd. is the beneficial owner of approximately 10.9% of our common stock (including 462,462 shares that may be acquired upon conversion of our convertible preferred stock). Karen Singer is the sole trustee of the Singer Children’s Management Trust, which is the beneficial owner of approximately 8.3% of our common stock (including 699,099 shares that may be acquired on conversion of the preferred stock). The principal amounts purchased by these holders are $1 million for LC Capital Master Fund Ltd., $1 million for Karen Singer and $1 million for Metronome. Steven Singer disclaims any beneficial ownership interest in the 9% notes. The transaction was approved by all of the disinterested members of our board of directors.

Prior to commencing discussions with the purchasers of the notes, we approached and made presentations to a number of unaffiliated financial institutions in its efforts to locate working capital financing. We believe that the terms of the 9% notes are significantly better than the terms of any written proposal received by us, based on the financial terms of the loan and associated transactional costs, as well as better prepayment and other operational terms.

In September 2000, we purchased the land and approximately 187,000 gross square foot building located at 415 Greenwich Street, New York, New York. During October 2003 we reached an agreement to sell the property for total cash consideration of approximately $60.0 million. The agreement was subject to various closing conditions which were not satisfied until January 2004. The sale of the property was completed on January 22, 2004 and resulted in approximately $48.7 million in net proceeds. On March 3, 2004, we used approximately $44.0 million of the net proceeds to repurchase approximately $40.3 million in principal amount of our outstanding 11% senior notes at par value plus accrued interest in the amount of approximately $3.7 million. Consummation of the sale also eliminated certain obligations that we incurred in connection with the purchase and rehabilitation of the property. In addition, through September 30, 2005 we acquired, in the open market, approximately $26.1 million in aggregate principal amount of our 11% senior notes and approximately $1.9 million of related accrued interest for an aggregate purchase price of approximately $20.2 million in open market purchases and issued an additional $25.1 million in 11% senior notes as payment of accrued interest on the 11% senior notes.

COMMITMENTS

As of September 30, 2005, we had commitments to certain telecommunications carriers relating to minimum monthly usage/maintenance levels totaling $54.1 million payable in various years through 2025. The Company leases fibers for various segments of its network under operating leases that expire at various dates through December 2034. Additionally, we have various agreements to lease facilities and equipment and are obligated to make future minimum lease payments of approximately $88.1 million on operating leases expiring in various years through 2017.

As of September 30, 2005 we had contractual obligations due in future periods as follows:

(in thousands)
Contractual Obligations	TOTAL	LESS THAN 1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS
11% senior notes	$67,455	$—	$67,455	$—	$—
11% senior notes - Accrued Interest	3,110	—	3,110	—	—
Mortgage Payable	31,837	2,142	4,284	4,286	21,125
Capital Lease Obligations	768	564	204	—	—
Operating Leases	88,083	9,495	18,237	16,069	44,282
Fiber Leases	183,947	9,596	19,289	19,675	135,387
Telecommunications Commitments	54,114	10,673	12,404	4,902	26,135
Total Contractual Cash Obligations	$429,314	$32,470	$124,984	$44,931	$226,929

In addition to the commitments listed, as a result of the acquisition of NEON, we assumed commitments under standby letters of credit, issued primarily to secure certain leases, totaled approximately $7,090,000 at September 30, 2005.

RECENT TECHNICAL ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of free standing financial instruments:

(1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51”, which relates to the identification of, and financial reporting for, variable-interest entities (VIEs). FIN No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN No. 46 are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to February 1, 2003, the provision of FIN No. 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. In October 2003, FASB Staff Position deferred the effective date for existing VIE arrangements created before February 1, 2003 to the first interim or annual reporting period that ends after December 15, 2003. The adoption of this standard did not have a material impact on the company’s consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. FIN 46R is effective for periods ending after December 15, 2003. The Company does not have any variable interest entities, and therefore expects no impact of the adoption of FIN 46R.

On December 16, 2004, the Financial Accounting Standards Board issued No. SFAS 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for our reporting period beginning October 1, 2005.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of the modified prospective adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share as disclosed in the notes to our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” effective for nonmonetary asset exchanges occurring in the fiscal year beginning October 1, 2005. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will depend on the accounting change, if any, in a future period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At September 30, 2005, investments consisted of an investment in a limited partnership that invests in fixed income securities and investments in fixed rate investment grade and government securities denominated in U.S. dollars. At September 30, 2005, the majority of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value.

At September 30, 2005, $12.4 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

We are also subject to market risk associated with foreign currency exchange rates. Approximately 30% of our revenues and approximately 23% of our operating costs and expenses for the year ended September 30, 2005 were denominated in British Pounds. To date, we have not utilized financial instruments to minimize our exposure to foreign currency fluctuations. We will continue to analyze risk management strategies to minimize foreign currency exchange risk in the future. The company believes that an immediate increase or decrease of 5% of the U.S. Dollar in comparison to the British Pound would not have a material impact on its operating results or cash flows.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALS

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective for the year ended September 30, 2005. Management’s report on our internal control over financial reporting follows.

Amper, Politziner & Mattia, P.C. has audited this assessment of our internal control over financial reporting. The report of their findings follows management’s report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for the preparation and integrity of the consolidated financial statements and other financial information included in this annual report on Form 10-K. Such financial statements are prepared in accordance with U.S. generally accepted accounting principles. Accounting principles are selected and information is reported which, using management’s best judgment and estimates, present fairly Globix’s consolidated financial position, results of operations and cash flows. The other financial information in this annual report on Form 10-K is consistent with the consolidated financial statements.

Globix’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Globix’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Globix’s consolidated financial statements. Compliance with Globix’s Code forms the foundation of our internal control systems, which are designed to provide reasonable assurance that Globix’s assets are safeguarded and its records reflect, in all material respects, transactions in accordance with management’s authorization. The concept of reasonable assurance is based on the recognition that the cost of a system of internal control should not exceed the related benefits. Management believes that adequate internal controls are maintained by the selection and training of qualified personnel, by an appropriate division of responsibility in all organizational arrangements, by the establishment and communication of accounting and business policies, and by internal audits.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Board, subject to stockholder ratification, selects and engages the independent auditors based on the recommendation of the Audit Committee. The Audit Committee, composed of directors who are not members of management, reviews the adequacy of Globix’s policies, procedures and controls, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function. The Committee holds meetings with Globix’s internal auditor and independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of Globix’s financial reporting and their evaluation of Globix’s internal controls. The report of Globix’s Audit Committee can be found in the Company’s 2006 Proxy Statement.

Management assessed the effectiveness of Globix’s internal control over financial reporting as of September 30, 2005. Management conducted its assessment utilizing the framework described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that Globix maintained effective internal control over financial reporting as of September 30, 2005.

Amper, Politziner & Mattia, P.C., an independent registered public accounting firm, has audited and reported on the consolidated financial statements of Globix Inc. and consolidated subsidiaries, management’s assessment of the effectiveness of Globix’s internal control over financial reporting and the effectiveness of Globix’s internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report.

/s/ Peter K. Stevenson	/s/ Robert M. Dennerlein
Peter K. Stevenson Chief Executive Officer	Robert M. Dennerlein Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Globix Corporation

We have audited management’s assessment, included in the accompanying Management’s 2005 Annual Report on Internal Controls, that Globix and Subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on control criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Globix Corporation and Subsidiaries as of September 30, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year ended September 30, 2005 in our report dated December 22, 2005, in which we expressed an unqualified opinion.

/s/ Amper, Politziner, & Mattia, P.C.

December 22, 2005

Edison, New Jersey

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Items 10 through 14 (except for information in response to Item 406 of Regulation S-K) are incorporated by reference to our proxy statement for our 2006 Annual Meeting of Stockholders.

CODE OF ETHICS

The Globix Code of Business Conduct and Ethics, which applies to directors, executive officers and employees, is included as Exhibit 14 to this annual report on Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIALS SCHEDULES

Financial Statements and Financial Statement Schedules

See the financial statements beginning on page F-1. See Schedule II - Valuation and Qualifying Accounts on page F-43.

(c) Exhibits
EXHIBIT NO.	EXHIBIT DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 19, 2004 by and between Globix Corporation and NEON Communications, Inc. (1)
2.2	First Amendment to Agreement and Plan of Merger dated as of October 8, 2004 by and between Globix Corporation and NEON Communications, Inc. (1)
2.3	Amended Joint Prepackaged Plan of Globix and certain of the Globix’s subsidiaries, dated April 8, 2002 (2)
2.4	Form of Securities Exchange Agreement, dated September 15, 2004 (4)
3.1	Amended and Restated Certificate of Incorporation of Globix (5)
3.2

Certificate of Designation of Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 6% Series A Cumulative Convertible Preferred Stock of Globix Corporation (6)

3.3	Amended and Restated Bylaws of Globix (5)
4.1	Indenture, dated as of April 23, 2002, between Globix, as issuer, the Subsidiary Guarantors of Globix named therein and HSBC Bank USA, as trustee, relating to the 11% senior notes due 2008 (5)
4.2	Form of Pledge and Security Agreement, dated as of April 23, 2002, between each Subsidiary Guarantor of Globix and HSBC Bank USA, as Collateral Agent/Trustee (5)
4.3	Form of Warrant issued to affiliates of Communication Technology Advisors (6)
4.4	Form of Globix Corporation Warrant to Purchase Shares of Common Stock (6)
10.1	Purchase Agreement between Young Woo and Globix, dated as of June 2, 1998 **(1)
10.2	Registration Rights Agreement between Globix and the holders of Globix’s securities party thereto, dated as of April 23, 2002 (6)
10.3	Form of Note Purchase Agreement, dated as of December 13, 2005, between Globix and various Purchasers named therein (13)
10.4	Form of Security Agreement, dated as of December 13, 2005, by and among Globix, certain Subsidiary Guarantors and Secured Parties named therein (13)
10.5	Form of Intercreditor Agreement, dated as of December 13, 2005, by and among HSBC Bank USA, National Association, certain Senior Noteholders named therein and Globix (13)

10.6	Form of Subsidiary Guaranty Agreement, dated as of December 13, 2005, entered into on a joint and several basis by the Subsidiaries of Globix named therein (13)
10.7	Form of Employment Agreement, dated October 31, 2005, between Globix and Ted S. Lodge (12)
10.8	Separation Agreement, dated as of July 1, 2005, between Globix Corporation and H. Jameson Holcombe (11)
10.9	Separation Agreement, dated as of April 28, 2005, between Globix Corporation and John D. McCarthy (10)
10.10	Agreement, effective May 15, 2005, between Globix and Communications Technology Advisors LLC (14)
10.11	Neon Communications, Inc. 2003 Directors’ Stock Option Plan (6)
10.12	Neon Communications, Inc. Stock Incentive Plan (6)
10.13	First Amendment to Neon Communications, Inc. 2003 Directors’ Stock Option Plan (6)
10.14	First Amendment to Neon Communications, Inc. Stock Incentive Plan (6)
10.15	Form of Employment Agreement between Stephen E. Courter and Neon Optica dated as of February 13, 2003. (6)
10.16

Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts     Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC as of December 23, 2002 - Phase One (6)

10.17

Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts     Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC as of December 23, 2002 - Phase Two (6)

10.18

Form of Agreement Concerning the Reimbursement of Fees Among The Connecticut Light & Power Company Western Massachusetts Electric Company, Public Service Company of New Hampshire and Mode 1 Communications, Inc. and Neon Optica, Inc. dated as of November 5, 2004 (6)

10.19	Globix Corporation 2003 Stock Option Plan (14)
10.20	Employment Agreement, dated September 15, 2005, between the Company and Peter K. Stevenson
10.21	Letter agreement, dated September 20, 2005, between the Company and Gene M. Bauer
10.22	2005 cash incentive plan (16)
14	Code of Business Conduct and Ethics (8)
21	List of Subsidiaries
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 135
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

** Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (No. 333-119666) filed on October 12, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 23, 2002.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 13, 2004.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2005.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 26, 2003.

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on December 18, 2003.

(9)	Incorporated by reference to the Company’s Report on Form 8-K/A filed on September 18, 1998.

(10)	Incorporated by reference to the Company’s Report on Form 8-K filed on May 4, 2005.

(11)	Incorporated by reference to the Company’s Report on Form 8-K filed on July 8, 2005.

(12)	Incorporated by reference to the Company’s Report on Form 8-K filed on November 3, 2005.

(13)	Incorporated by reference to the Company’s Report on Form 8-K filed on December 15, 2005.

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-123799) filed on April 4, 2005.

(15)	Incorporated by reference to the description in Item 1.01 of the Company’s Report on Form 8-K filed on September 22, 2005.

(16)	Incorporated by reference to the description in Item 1.01 of the Company’s Report on Form 8-K filed on September 13, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBIX CORPORATION

By:	/S/ PETER K. STEVENSON
Peter K. Stevenson President, Chief Executive Officer Date: December 23, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ PETER K. STEVENSON
Peter K. Stevenson President, Chief Executive Officer and Director (principal executive officer) Date: December 23, 2005

/S/ ROBERT M. DENNERLEIN
Robert M. Dennerlein Chief Financial Officer (principal financial and accounting officer) Date: December 23, 2005

/S/ TED S. LODGE
Ted S. Lodge Chairman of the Board of Directors and Executive Chairman Date: December 23, 2005

/S/ WAYNE BARR JR.
Wayne Barr Jr. Director Date: December 23, 2005

/S/ JOSE A. CECIN JR.

Jose A. Cecin Jr. Director Date: December 23, 2005

/S/ STEPHEN E. COURTER
Stephen E. Courter Director Date: December 23, 2005

/S/ JOHN FORSGREN
John Forsgren Director Date: December 23, 2005

/S/ PETER L. HERZIG
Peter L. Herzig Director Date: December 23, 2005

/S/ STEVEN LAMPE
Steven Lampe Director Date: December 23, 2005

/S/ STEVEN G. SINGER
Steven G. Singer Director Date: December 23, 2005

/S/ RAYMOND L. STEELE
Raymond L. Steele Director Date: December 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Globix Corporation

We have audited the consolidated balance sheets of Globix Corporation (a Delaware Corporation) and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Globix Corporation and its Subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America, the effectiveness of the internal control over financial reporting of Globix Corporation and subsidiaries as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 22, 2005 expressed an unqualified opinion.

In connection with our audits of the financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia, P.C.
December 22, 2005 Edison, New Jersey

GLOBIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	SEPTEMBER 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,011	$12,075
Short-term investments	65	7,625
Marketable securities	—	458
Accounts receivable, net of allowance for doubtful accounts of $1,950 and $2,248, respectively	11,174	6,157
Prepaid expenses and other current assets	4,007	5,101
Restricted cash	2,559	2,413
Total current assets	26,816	33,829
Investments	—	1,988
Investments, restricted	9,810	2,324
Property, plant and equipment, net	206,230	90,822
Intangible assets, net of accumulated amortization of $5,598 and $3,699, respectively	10,257	7,656
Other assets	4,540	1,923
Total assets	$257,653	$138,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and mortgage payable	$564	$555
Accounts payable	11,769	6,599
Accrued liabilities	17,418	8,357
Current portion of deferred revenue	5,443	2,852
Total current liabilities	35,194	18,363
Capital lease obligations, net of current portion	204	121
Mortgage payable	19,270	19,606
11% Senior Notes	67,455	72,202
Accrued interest - 11% Senior Notes	3,110	3,349
Deferred revenue	15,903	228
Other long term liabilities	9,208	7,798
Total liabilities	150,344	121,667
Cumulative Convertible Preferred Stock	13,006	—
Commitments and contingencies:
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 500,000,000 shares authorized; 48,697,465 and 16,460,000 issued and outstanding, for September 30, 2005 and 2004, respectively	487	165
Additional paid-in capital	207,314	100,012
Deferred compensation	—	(8)
Accumulated other comprehensive income	5,197	4,498
Accumulated deficit	(118,695)	(87,792)
Total stockholders’ equity	94,303	16,875
Total liabilities and stockholders’ equity	$257,653	$138,542

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003
Revenue, net	$95,683	$61,190	$60,177
Operating costs and expenses:
Cost of revenue (excluding depreciation, amortization, occupancy and certain payroll)	55,127	34,296	33,785
Selling, general and administrative	37,981	28,969	30,635
Loss on impairment of assets	—	17,972	—
Restructuring and other charges (credits)	—	—	(1,020)
Depreciation and amortization	19,973	13,828	15,523
Total operating costs and expenses	113,081	95,065	78,923
Other operating income	—	—	345
Loss from operations	(17,398)	(33,875)	(18,401)
Interest and financing expense	(9,707)	(11,465)	(15,141)
Interest income	480	540	1,179
Other (expense) income, net	(730)	1,667	1,232
Gain (loss) on discharge of debt	(3,182)	1,747	6,023

Loss before income taxes	(30,537)	(41,386)	(25,108)
Income tax expense	—	—	167
Net loss	(30,537)	(41,386)	(25,275)
Dividends and accretion on preferred stock	366	—	—
Net loss attributable to common stockholders	$(30,903)	$(41,386)	$(25,275)
Loss per common share:
Basic and diluted loss per share attributable to common stockholders	$(0.89)	$(2.51)	$(1.54)
Basic and diluted weighted average common shares outstanding	34,734,506	16,460,000	16,460,000

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

					ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
							TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)
			ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION		ACCUMULATED DEFICIT

	COMMON STOCK
	SHARES	AMOUNT
Balance, September 30, 2002	16,460,000	$165	$93,112	$—	$401	$(21,131)	$72,547
Issuance of warrants to consultants	—	—	1,050	—	—	—	1,050
Capital contribution in minority-owned subsidiary, net	—	—	5,997	—	—	—	5,997
Put-option	—	—	(2,968)	—	—	—	(2,968)
Comprehensive Loss:
Net loss attributable to common stockholders	—	—	—	—	—	(25,275)
Unrealized holding gains	—	—	—	—	195	—
Foreign currency translation adjustments	—	—	—	—	1,805	—
Total Comprehensive Loss	—	—	—	—	—	—	(23,275)
Balance, September 30, 2003	16,460,000	165	97,191	—	2,401	(46,406)	53,351
Capital distribution in minority-owned subsidiary, net	—	—	(202)	—	—	—	(202)
Deferred stock-based compensation	—	—	30	(30)	—	—	—
Amortization of deferred compensation	—	—	—	22	—	—	22
Purchase of warrants by a consultant	—	—	25	—	—	—	25
Put-option cancellation	—	—	2,968	—	—	—	2,968
Comprehensive Loss:
Net loss attributable to common stockholders	—	—	—	—	—	(41,386)
Unrealized holding losses	—	—	—	—	(168)	—
Reclassification of unrealized holding losses to net realized losses	—	—	—	—	259	—
Foreign currency translation adjustments	—	—	—	—	2,006	—
Total Comprehensive Loss	—	—	—	—	—	—	(39,289)
Balance, September 30, 2004	16,460,000	165	100,012	(8)	4,498	(87,792)	16,875
Deferred stock-based compensation	—	—	(17)	(25)	—	—	(42)
Amortization of deferred compensation	—	—	—	33	—	—	33
Stock options exercised	19,004	—	4	—	—	—	4
Common stock issued: NEON acquisition	27,573,006	276	83,231	—	—	—	83,507
Common stock issued: Debt for equity swap	4,545,455	45	15,636	—	—	—	15,681
Common stock issued: Binford settlement	100,000	1	360	—	—	—	361
Issuance of stock warrants - Furtherlane settlement	—	—	160	—	—	—	160
Issuance of stock option and warrants -NEON acquisition	—	—	7,928	—	—	—	7,928
Accretion on preferred stock	—	—	—	—	—	(366)	(366)
Comprehensive Loss:
Net loss	—	—	—	—	—	(30,537)
Reclassification of unrealized holding gains	—	—	—	—	1,062	—
Foreign currency translation adjustments	—	—	—	—	(363)	—
Total Comprehensive Loss	—	—	—	—	—	—	(29,838)
Balance, September 30, 2005	48,697,465	$487	$207,314	$—	$5,197	$(118,695)	$94,303

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003
Cash Flows From Operating Activities
Net loss	$(30,537)	$(41,386)	$(25,275)
Operating activities:
Depreciation and amortization	19,973	13,828	15,523
Provision for uncollectible receivables	433	780	1,861
Loss (gain) on debt discharge	3,182	(1,747)	(6,023)
Restructuring and other charge (net of cash payment)	—	—	(1,020)
Unrealized loss (gain) on short-term investment	625	(784)	(439)
Loss on impairment of assets	—	17,972	—
Loss on sale of marketable securities	913	249	—
Amortization of deferred compensation and issuance of stock warrants	511	22	1,050
Changes in assets and liabilities:
Increase in accounts receivable	(3,544)	(100)	(639)
Decrease in prepaid expenses and other current assets	1,492	229	3,306
Decrease (increase) in other assets	(548)	(357)	125
Increase (decrease) in accounts payable	1,804	427	(3,195)
Increase (decrease) in accrued liabilities	(1,096)	324	(7,093)
Increase in accrued interest	7,514	9,367	12,359
Other	331	(392)	(2,728)
Net Cash Provided by (Used in) Operating Activities	1,053	(1,568)	(12,188)
Cash Flows From Investing Activities
Proceeds from (investments in) short-term and long-term investments	9,782	(1,436)	(2,017)
Proceeds from (investments in) restricted cash and investments	(178)	2,366	2,329
Proceeds from sale of marketable securities	594	1,000	—
Proceeds from sale of property plant and equipment	—	48,694	—
Payment for business acquired from Aptegrity (Appendix A)	—	(2,287)	—
Deferred acquisition cost	(42)	(1,465)	—
Proceeds from NEON acquisition, net of cash paid	2,768	—	—
Purchase of property, plant and equipment	(16,404)	(4,695)	(1,170)
Net Cash Provided by (Used in) Investing Activities	(3,480)	42,177	(858)
Cash Flows From Financing Activities
Repurchase of 11% Senior Notes	—	(49,573)	(14,612)
Proceeds from exercise of stock options and warrants, net	4	25	—
Capital contribution (distribution) in minority-owned subsidiary, net	—	(202)	5,997
(Settlement) capital lease obligations	—	(439)	(850)
Repayment of long-term note payable		(2,666)	—
Repayment of mortgage payable and capital lease obligation	(753)	(568)	(1,074)
Net Cash Provided by (Used in) Financing Activities	(749)	(53,423)	(10,539)
Effect of Exchange Rates Changes on Cash and Cash Equivalents	112	386	526
Decrease in Cash and Cash Equivalents	(3,064)	(12,428)	(23,059)
Cash and Cash Equivalents, Beginning of year	12,075	24,503	47,562
Cash and Cash Equivalents, End of year	$9,011	$12,075	$24,503

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,056	$5,797	$2,294
Cash paid for income taxes	$—	$179	$—
Non-cash investing and financing activities:
11% Senior Notes issued in payment of accrued interest	$6,685	$7,155	$11,298
Cumulative dividends and accretion on preferred stock	$366	$—	$—
Mandatorily redeemable convertible preferred stock	$12,639	$—	$—
Accreted dividend on preferred stock	$366	$—	$—
Issuance of common stock for Neon acquistion	$83,507	$—	$—
Put-option	$—	$(2,968)	$2,968

APPENDIX A - PAYMENT FOR BUSINESS ACQUIRED FROM APTEGRITY:

	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003
Current assets	$—	$(696)	$—
Property, plant and equipment	—	(738)	—
Current liabilities	—	347	—
Other intangible assets	—	(1,200)	—
	$—	$(2,287)	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. GENERAL

Globix Corporation and its subsidiaries (“Globix” or the “Company”) is a provider of Internet services to businesses and, through its subsidiary NEON Communications, Inc. (“NEON”), the Company owns and operates a high bandwidth fiber optic network that supplies transport services to carriers and enterprise customers in the twelve-state Northeast and mid-Atlantic market. The Company currently offers services from facilities in New York City, New York, Westborough, Massachusetts, Fairfield, New Jersey, Santa Clara, California, Atlanta, Georgia and London, England.

The financial statements presented have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. As a result of the application of fresh start accounting as of May 1, 2002, in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, the Company’s financial results for the fiscal year ended September 30, 2002 included two different bases of accounting. For the purposes of these financial statements, any references to the “Predecessor Company” are references to the Company for periods prior to April 30, 2002 (the last day of the calendar month in which the Company emerged from bankruptcy) and references to the “Successor Company” are references to the Company for periods subsequent to April 30, 2002. The Successor Company’s financial statements are not comparable to the Predecessor Company’s financial statements. Although April 25, 2002 was the effective date of Globix’s emergence from bankruptcy (the “Effective Date”), for financial reporting convenience purposes, the Company accounted for the consummation of the Plan of Reorganization (the “Plan”) as of April 30, 2002.

The Company has historically experienced negative cash flow from operations and has incurred net losses. For the year ended September 30, 2005, the Company had a net loss of $30,537 and an accumulated deficit of $118,695. The Company’s ability to generate positive cash flows from operations and achieve profitability is dependant upon its ability to grow its revenue while maintaining its current cost structure and network efficiencies. The Company’s management believes that steps taken as part of its previous restructuring efforts to reduce facilities and personnel, combined with ongoing efforts to derive efficiencies from its network, reduced the Company’s cash outflows, net of capital expenditures, to a level that approximates its cash inflows. The Company believes that its cash and investments are sufficient to meet its fiscal 2006 anticipated day-to-day operating expenses, commitments, working capital and capital expenditures. The Company's board of directors has determined that interest will be paid in kind on May 1, 2006. However, there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing revenue levels or reducing our outstanding indebtedness. In addition, in the future, the Company may make acquisitions or other investments, which, in turn, may adversely affect the Company’s liquidity. In such cases management will have to take drastic steps to reduce its operating expenses to meet its then revenue base and liquidity needs. Such steps may include further reduction of our headcount, consolidation or elimination of facilities, termination of low margin customers and negotiating with our creditors to restructure our indebtedness with, but not limited to, our 11% and 9% senior notes.

Approximately 16.0% of the Company’s cost of revenue for the year ended September 30, 2005 is derived from services provided by 3 major telecommunication carriers. While the Company believes that most of these services can be obtained from other alternative carriers, an interruption in services from one of these carriers or other suppliers could limit the Company’s ability to serve its customers, which would adversely affect the Company’s results of operations. No single customer comprised more than 10% of the Company’s revenues for any of the periods presented.

2. MERGERS AND ACQUISITIONS

On March 7, 2005, Globix completed its acquisition of NEON by purchasing all of the capital stock of NEON. The purchase price of $112,862 consisted of $5,349 in cash, the issuance of 27,573 shares of common stock with a fair value of $83,507 (based on the average share price during the three day period before and after the announcement of the merger), the issuance of 2,972 shares of cumulative convertible preferred stock with a fair market value of $12,639, the issuance of options and warrants to acquire 3,381 shares with a fair value of $7,928 and approximately $3,439 of other direct acquisition costs. NEON owns and operates a high bandwidth fiber optic network, extending from Portland, ME to Washington, DC. Through this network NEON provides metro and intercity communications coverage, as well as co-location space, to local and long distance telecommunications carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions, including Boston, New York, Philadelphia, Newark, Baltimore, Washington, DC, Portland, Portsmouth, Springfield, Worcester, Albany, White Plains, Providence, Hartford, Hackensack, Reston, Virginia and smaller communities along our network routes. The operating results of the NEON reportable segment are included in the Company’s financial results since the date of acquisition. The acquisition was accounted for as a purchase; accordingly, the estimated allocation of the purchase price to the assets and liabilities acquired is summarized below:

Cash and cash equivalents acquired	$8,116
Accounts receivable acquired	1,976
Prepaid and other assets acquired	1,558
Restricted cash and investments acquired	7,501

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Fair value of property, plant and equipment acquired	117,146
Identifiable intangible assets acquired	4,500
Other assets acquired	3,625
Accounts payable and accrued liabilities assumed	(12,133)
Deferred revenue assumed	(17,363)
Other liabilities assumed	(2,064)

$112,862

The following table shows the details of the intangible assets acquired in the NEON purchase:

	Asset Value	Amortizable Life
Trademarks and trade names	$1,076	5 years
Customer contracts and relationships	2,250	10 years
Backlog	1,174	10 years
	$4,500

The following unaudited pro forma combined results of operations assume that the acquisition occurred on October 1, 2003. This unaudited information should not be relied upon as necessarily being indicative of future results.

	FOR THE YEARS ENDED
	September 30, 2005	September 30, 2004

Revenue	$117,027	$107,740
Net loss	(30,229)	(45,044)

Basic and diluted net loss per common share Pro-forma	$(0.62)	$(0.93)

Weighted average common shares outstanding - basic and diluted	48,669,477	48,578,461

On October 31, 2003, Globix acquired for cash the business, substantially all of the assets and assumed certain liabilities of Aptegrity, Inc. (“Aptegrity”), a provider of web application and operations management services for a total net cash consideration of approximately $2,300. The acquisition was accounted for as a purchase; accordingly, the purchase price has been allocated to the assets acquired. The allocation of the purchase price among the identifiable intangible assets was based upon the Company’s estimates of fair value of those assets. The Company has recorded $800 in respect of acquired trademarks and trade names which are being amortized on a straight-line basis over 7 years and $400 was recorded in respect of customer contracts which are being amortized on a straight-line basis over 2 years. The operations of Aptegrity are included in the consolidated statements from November 1, 2003. Pro forma information has not been provided due to immateriality of Aptegrity’s results of operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT ESTIMATES

The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.

Significant estimates include estimates of the collectibility of accounts receivable, the useful lives and ultimate realizability of property, equipment, intangibles and deferred tax assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Included in the Company’s consolidated results is a 0.01% owned subsidiary, 415 Greenwich GC Tenant, LLC. The Company controls all financial aspects of this entity. All significant intercompany accounts and transactions have been eliminated in consolidation.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. FIN 46R is effective for periods ending after December 15, 2003. The Company does not have any variable interest entities, and therefore has experienced no impact from the adoption of FIN 46R.

REVENUE RECOGNITION

Revenue consists primarily of Internet hosting, co-location, managed services, network services, internet access, lit fiber services and dark fiber services.

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”), No. 104 “Revenue Recognition”.

The Globix business segment (Internet services) recognizes revenue when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectability is reasonably assured. SAB No. 104 expresses the view of the Securities and Exchange Commission’s staff in applying accounting principles generally accepted in the United States of America to certain revenue recognition issues. Under the provisions of SAB No. 104, set up and installation revenue are deferred and recognized over the estimated length of the customer relationship, which in the case of our Globix segment is approximately 36 months. Monthly service revenue under recurring agreements related to Internet hosting, co-location, network services, Internet access and managed services is recognized over the period that service is provided. Revenue derived from project or event type managed service engagements is recognized over the life of the engagement. Payments received in advance of providing services are deferred until the period that these services are provided.

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

COST OF REVENUE

Cost of revenue for Internet services consists primarily of telecommunications costs for Internet access and managed hosting, payroll and occupancy which we incur in support of our network operations, systems and customer services and the cost of hardware and software purchased for resale to customers. Payroll costs allocated to cost of revenue are based on the primary activity of the department such as maintaining the network, customer support and systems operations. Occupancy costs allocated to cost of revenue are based primarily on the square footage of our various facilities. Cost of revenue excludes depreciation and amortization. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to Globix’s network, leased line and associated costs related to connecting with Globix’s peering partners and costs associated with leased lines connecting Globix’s facilities to its backbone and aggregation points of presence.

Cost of revenue for Fiber services consists primarily of right of way fees, dark fiber leases, real estate and co-location leases, last mile circuit leases and network operations and maintenance costs. Right of way fees are paid primarily to utilities and public and private entities for the right to place fiber optic cable on their structures and property. Fiber leases are fees paid to other telecommunications providers for the use of their dark fiber over which we provide transport services. We lease real estate and co-location space to allow placement of optronics equipment to power our network. Last mile circuit leases consist of services from other carriers and local

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

phone companies to extend transport services beyond our network to a customer location. Network operations and maintenance consists primarily of labor, contractor services and utility costs.

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash, marketable securities and accounts receivable. The Company maintains cash and cash equivalents, short-term investments and restricted cash with various major financial institutions, which invest primarily in U.S. Government instruments, high quality corporate obligations, certificates of deposit and commercial paper. The Company’s cash and cash equivalent and investments in the U.S may be in excess of insured limits and are not insured in other jurisdictions. The Company believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the Company’s large number of customers. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential losses. No single customer of the Company individually comprised more than 10% of the Company’s revenues for all periods presented.

Short-term investments and marketable securities are well diversified and, accordingly, minimal credit risk exists with respect to these investments.

CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND INVESTMENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Included in restricted cash are funds held in escrow related to a mortgage on the Company’s property located at 139 Centre Street and required share capital held in escrow for the Company’s European subsidiaries. These funds are primarily invested in highly liquid investments with an original maturity of three months or less. The classification is determined based on the expected term of the collateral requirement or the availability of the funds and not the maturity date of the underlying securities. In addition, the Company has restricted cash in a money market and an escrow account primarily to secure certain NEON leases.

MARKETABLE SECURITIES

Investment in marketable equity securities covered by SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”, were designated as available-for-sale. Accordingly, these securities are stated at fair value, with unrealized gains/ losses reported in accumulated other comprehensive income (loss). Realized gain and losses are calculated based on specific identification method. Other-than-temporary declines in value from the original cost are charged to operations in the period in which the loss occurs. In determining whether other-than- temporary decline in the market value has occurred, the Company considers the duration that and the extent to which market value is below original cost. At September 30, 2005, the Company has disposed of all its marketable securities. At September 30, 2004, marketable securities had a cost basis of approximately $1,590 and a balance of unrealized losses of $1,132 which was included in the Company’s accumulated other comprehensive loss, a separate component of the stockholders’ equity. During fiscal 2005 the Company sold certain marketable securities with a cost basis of $1,507 for a net consideration of approximately $594 resulting in a realized loss of $913. During fiscal 2004 the Company sold certain marketable securities with a cost basis of $1,250 for a net consideration of approximately $1,000 resulting in a realized loss of $249.

INVESTMENTS

Short-term investments consist of an investment in a limited partnership which invests in fixed income securities and certain investments which do not meet the requirements to be reported as cash and cash equivalents. The limited partnership is accounted for in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock”. During the year ended September 30, 2005, the Company withdrew $6,000 from the limited partnership. Prior to the first withdrawal from the investment in April 2005, the investment had accumulated approximately $1,013 of unrealized gains. At September 30, 2005, approximately $65 is being retained in escrow until final costs are determined. At September 30, 2004 the limited partnership had a cost basis of $5,000 and the unrealized gain from applying the equity method amounted to approximately $380 which were recorded in the Company’s consolidated statements of operations.

Also included in investments are investments in mortgage and asset backed securities which do not meet the requirements to be reported as cash and cash equivalents. These investments are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income or loss in stockholders’ equity. During the year ended September 30, 2005, the Company sold all of the investments for a net realized loss of $53. At September 30, 2004, these investments had a cost of $3,742 and the balance of unrealized loss from the “mark to market” adjustment of $12, which

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

was included in the Company’s accumulated other comprehensive loss, a separate component of the stockholders’ equity.

Included in restricted investments as of September 30, 2005 and 2004 are amounts held in escrow related to the lease of the Company’s facility located at Prospect House, 80 New Oxford Street, London, United Kingdom of approximately $2,000. In addition restricted investments as of September 30, 2003 included collateral funds for the note payable of $2,600. These funds are primarily invested in highly liquid investments with an original maturity of three months or less. The classification is determined based on the expected term of the escrow requirement and not the maturity date of the underlying securities. During April 2004, the Company reached an agreement with the holder of its $2,600 note payable to prepay the note prior to its maturity for a total consideration of $2,666, representing the face value of the note, accrued interest of $11 and a $55 settlement fee. Following the settlement the $2,600 included in the Company’s long-term restricted investment were released from escrow.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. At each reporting period the Company evaluates, on a specific basis, the economic condition of its customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle their full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the non-recoverable amount. The Company also maintains a general bad debt reserve based on the aging of its customer’s receivables and historical trends. In addition, during each reporting period the Company must make estimates of potential future credits, which will be issued in respect of current revenues. The Company analyzes historical credits and changes in customer demands regarding its current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, the Company reserves the estimated credit amount against revenues in the current period.

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

YEARS

Buildings and buildings improvements	10	–	44
Computer hardware and software and network equipment	2	–	20
Office furniture and equipment	3	–	7

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

The Company’s long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standard No. 142, “Goodwill and other Intangible Assets” (“SFAS 142”) at the Effective Date of the Plan. SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. This statement provides that intangible assets with indefinite lives and goodwill will not be amortized but, will be tested at least annually for impairment. If impairment is indicated then the asset will be written down to its fair value typically

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

based upon its future expected discounted cash flows.

Intangible assets of the Successor Company are as follows:

•	trademarks and trade name;
•	network build-out/know-how; and
•	customer contracts.

The Company amortizes intangible assets by the straight line method over their estimated useful lives. Trademarks and trade name are amortized over a period of 7-15 years, network build out/know how are being amortized over 8 years and the customer contracts are amortized over 2-10 years.

Intangible assets are reviewed for impairment in accordance with SFAS No. 144. No impairment of intangible assets was recognized during the years ended September 30, 2005 and 2004.

INCOME TAXES

Deferred income taxes are provided in accordance with SFAS No. 109, “Accounting for Income Taxes” for differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance on net deferred tax assets when it is more likely than not that these assets will not be realized. Certain tax benefits existed as of the Effective Date of the Plan but were offset by valuation allowances. The utilization of these benefits to reduce income taxes paid to U.S. Federal and state and foreign jurisdictions does not reduce the Company’s income tax expense. Realization of net operating loss, tax credits and other deferred tax benefits from pre-emergence attributes will first reduce intangible assets until exhausted, and thereafter will be credited to additional paid in capital.

COMPREHENSIVE LOSS

SFAS No. 130, “Reporting Comprehensive Income”, requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes amounts that historically have not been recognized in the calculation of net income. Comprehensive Loss and Accumulated Other Comprehensive Loss includes net loss, foreign currency translation, and unrealized gain (loss) on financial instruments and is included in the Consolidated Statements of Changes in Stockholders’ Equity.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries have been translated in accordance with SFAS No. 52, “Foreign Currency Translation”. These subsidiaries’ assets and liabilities are translated into U.S. Dollars at the year-end rate of exchange. Income and expense items are translated at the average exchange rate during the year. The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive loss. Transaction gains and losses are recorded in the consolidated statement of operations.

STOCK-BASED COMPENSATION

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, which establishes a fair value based method of accounting for stock-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” for recognizing stock-based compensation expense for financial statement purposes. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 mandates certain pro forma disclosures as if the fair value method had been utilized. The Company accounts for stock based compensation to consultants in accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and SFAS No. 123.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”, which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. In addition, SFAS No. 148 mandates certain new disclosures that are incremental to those required by SFAS No. 123. The Company continued to account for stock-based compensation in accordance with APB No. 25.

The following table illustrates the effect on income (loss) attributable to common stockholders and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003
Net loss attributable to common stockholders, as reported	$(30,903)	$(41,386)	$(25,275)
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	521	515	1,213

Pro-forma net loss attributed to common stockholders	$(31,424)	$(41,901)	$(26,488)
Loss per share attributable to common stockholders
Basic - as reported	$(0.89)	$(2.51)	$(1.54)
Basic - Pro-forma	$(0.90)	$(2.55)	$(1.61)
Diluted - as reported	$(0.89)	$(2.51)	$(1.54)
Diluted - Pro-forma	$(0.90)	$(2.55)	$(1.61)

Under SFAS No. 123 the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003
Expected life (in years)	3.0	5.0	4.2
Risk-free interest rate	2.8%	3.2%	2.7%
Volatility	162%	120%	128%
Dividend yield	0.0%	0.0%	0.0%

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

	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004	ENDED SEPTEMBER 30, 2003
Employee Stock Options	4,457,471	1,184,853	1,101,756
Warrants	1,328,620	500,000	500,000
	5,786,091	1,684,853	1,601,756

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of free standing financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to SFAS No. 150 by reporting the cumulative effect of a change in an accounting principle. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. FIN 46R is effective for periods ending after December 15, 2003. The Company does not have any variable interest entities and, therefore, expects no impact of the adoption of FIN 46R.

In December 2004, the FASB issued No. SFAS 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This revised standard will be effective for the Company’s reporting period beginning October 1, 2005.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of the modified prospective adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share as shown in the table above.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” effective for nonmonetary asset exchanges occurring in the fiscal year beginning October 1, 2005. SFAS No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. SFAS No. 153 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 will depend on the accounting change, if any, in a future period.

BASIS OF PRESENTATION

Certain prior period amounts have been reclassified to conform to current year presentations. This reclassification includes the presentation of long term deferred revenue.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	SEPTEMBER 30,
	2005	2004
Prepaid expenses	$1,275	$3,197
Prepaid insurance	316	352
Prepaid taxes	415	487
Prepaid fiber leases	937	—
Notes receivables	101	219
Other	963	846
	$4,007	$5,101

5. PROPERTY, PLANT AND EQUIPMENT

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Property, plant and equipment consist of the following:

	SEPTEMBER 30,
	2005	2004
Land	$1,192	$1,170
Building and building improvements	49,428	49,428
Leasehold improvements	46,246	42,486
Computer hardware and software and network equipment	142,035	20,166
Furniture and equipment	5,503	4,632
	244,404	117,882
Less: Accumulated depreciation and amortization	(44,960)	(27,060)
Add: Construction in progress	6,784	—
Property, plant and equipment, net	$206,230	$90,822

Depreciation and amortization expense was $18,074, $12,126 and $14,069 for the year ended September 30, 2005, the year ended September 30, 2004, and the year ended September 30, 2003 respectively.

During October 2003 the Company reached an agreement, which was subject to various closing conditions, to sell the property located at 415 Greenwich Street, New York, NY (“the Property”) for total cash consideration of approximately $60,000. The sale of the Property was completed on January 22, 2004. In connection with the sale the Company recorded during the year ended September 30, 2004, an impairment charge of $17,972 to write-down the Property to its market value less cost to sell of approximately $12,000, reflecting a $7,000 payment required to be made to a third party investor in the Property, approximately $1,800 of property taxes due in connection with the sale, $450 of sale related bonuses and other related expenses. On March 3, 2004, the Company used approximately $44,000 of the net proceeds to repurchase $40,274 in principal amount of its outstanding 11% Senior Notes Due 2008 at par value plus accrued interest in the amount of $3,716.

Certain computer and network equipment are recorded under capital leases that aggregated approximately $1,130 and $685 as of September 30, 2005 and 2004, respectively. Accumulated amortization on the assets recorded under capital leases aggregated approximately $307 and $129 as of September 30, 2005 and 2004, respectively. As part of the sale of the Property during the year ended September 30, 2004, the Company paid $319 to terminate several capital lease obligations totaling $785. The early termination resulted in a gain of $466, which was offset from the impairment charge recorded as part of the sale of the Property. In addition, the Company purchased certain of its equipment recorded under capital lease for a total consideration of $120. The acquired assets had a carrying value of approximately $213 and the related balance of the capital lease was $194. The transaction resulted in a net reduction of $74 to the balance of the Company’s property and equipment. During the year ended September 30, 2003, the Company purchased certain of its equipment recorded under capital lease for a total consideration of $850. The acquired assets had a net carrying value of $1,364 and the related balance of the capital lease was $1,690. The transaction resulted in a net reduction of $840 in the balance of the Company’s network equipment.

ATC Merger Corp. (“ATC Corp.”), a wholly owned subsidiary of the Company, owns the land and building located at 139 Centre Street, New York, New York (“139 Centre St. Building”). The nine-story building with approximately 160,000 square feet of floor space houses the Company’s corporate headquarters and one of its Internet data center facilities. A former owner has the right to purchase the Centre Street property and is entitled to additional consideration if the Company sells the property in an amount equal to the greater of (a) $1,000 (subject to increase after June 1, 2018 by ten percent and an additional ten percent every fifth year thereafter), or (b) 10% of the gross sales price of the property if the sales price is greater than $17,500. As to the use of the 139 Centre St. Building to secure the Company’s mortgage note.

6. INTANGIBLE ASSETS

	SEPTEMBER 30, 2005		SEPTEMBER 30, 2004
	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION
Trademarks and trade names	$3,448	$702	$2,372	$358

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Network build-out know-how	7,453	3,183	7,453	2,251
Customer contracts and relationships	3,780	1,644	1,530	1,090
Backlog	1,174	69	—	—
	$15,855	$5,598	$11,355	$3,699

Approximately $4,500 of the increase in the gross carrying amount of the identifiable intangible assets added in fiscal 2005 are related to the acquisition of NEON. Identifiable intangible assets amortization expense amounted to $1,899, $1,702 and $1,454, for the years ended September 30, 2005, September 30, 2004 and September 30, 2003, respectively.

Estimated future annual amortization expense as of September 30, 2005 is as follows:

YEAR ENDING SEPTEMBER 30,

2006	$1,725
2007	1,707
2008	1,707
2009	1,707
2010	1,194
Thereafter	2,217
Total	$10,257

7. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

SEPTEMBER 30,

	2005	2004
Franchise tax and sales tax	$2,152	$1,127
Property taxes	3,030	1,856
Salaries, benefits and commissions	2,430	1,856
Telecommunications	5,530	2,429
Negative leasehold obligation	701	710
Restructuring	—	25
Accrued merger expenses	774	—
Professional fees	667	785
Accrued utilities	507	144
Other	1,627	1,281
	$17,418	$8,357

8. OTHER LONG TERM LIABILITIES

Other long-term liabilities consist of the following:

SEPTEMBER 30,

	2005	2004
Negative leasehold obligation	$6,111	$6,905
Asset retirement obligation	2,043	—
Deferred rent	980	829
Other	74	64
	$9,208	$7,798

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In connection with fresh start accounting at the Effective Date, the Company recorded a Negative Leasehold Liability associated with three of its Internet data centers. The Negative Leasehold Liability amount was determined by independent appraisal and based upon research of the local market condition in each market and estimation of the net effective market rental rates in comparison to the Company’s contractual lease rates through expiration of the lease. Such liability will be amortized to reduce lease expense at the rate of approximately $283 per year through 2013.

Upon acquiring NEON, the Company assumed an asset retirement obligation (“ARO”). This ARO relates to underground fiber network assets and the associated obligation to return the areas where the fiber lays to its natural state upon retiring the assets. In accordance with FASB issued SFAS No. 143, “Accounting for Asset Retirment Obligations”, the Company will accrete the asset retirement obligation over the useful life of the related asset.

9. 11% SENIOR NOTES

In February 2000, the Company issued $600,000 in aggregate principal amount of its 12.5% Senior Notes in a private placement resulting in net proceeds of approximately $580,000. In connection with the offer of the 12.5% Senior Notes the Company incurred costs of approximately $20,000 that were being amortized over ten years using the effective interest method.

As of the Effective Date, all of the existing 12.5% Senior Notes were cancelled and each holder of the 12.5% Senior Notes became entitled to receive, in exchange for its 12.5% Senior Notes, its pro rata share of $120,000 in aggregate principal amount of the 11% Senior Notes and 13,991,000 shares of the Company’s common stock, representing 85% of the shares of the Company’s common stock issued and outstanding following the Effective Date. The interest of $11,507 on the 12.5% Senior Notes for the period March 1, 2002 through the Effective Date was not accrued in accordance with SOP 90-7.

The Company is deemed to have issued the 11% Senior Notes on the Effective Date in one series that is initially limited to $120,000 aggregate principal amount of 11% Senior Notes. However, none of the 11% Senior Notes had been distributed as of September 30, 2002. In October 2002, the Company distributed $120,000 in aggregate principal amount of the 11% Senior Notes, which included $1,968 in aggregate principal amount of Senior Notes placed in reserve in escrow pursuant to a Stipulation and Order entered into with the lead plaintiffs in the class action lawsuit.

The 11% Senior Notes will mature on May 1, 2008. The 11% Senior Notes bear interest at 11% per annum, payable annually in May of each year, commencing on May 1, 2003. Interest on the 11% Senior Notes for the first two year period following the initial date of issuance is payable in kind by the issuance of additional notes with terms identical to the 11% Senior Notes (other than the date of issuance) in a principal amount equal to the interest payment then due. For the two year period thereafter, interest is payable in cash or, at the Company’s option when authorized by its board of directors, in additional notes with terms identical to the 11% Senior Notes (other than the date of issuance), or in any combination of cash and additional notes. For the remaining two years until maturity, interest is payable in cash.

The 11% Senior Notes were issued under an indenture dated as of April 23, 2002 (the “Indenture”), among the Company, HSBC Bank USA, as trustee (the “Trustee”) and Bluestreak Digital, Inc., Gamenet Corporation, NAFT Computer Service Corporation, NAFT International Ltd., PFM Communications, Inc., GRE Consulting, Inc., 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, Comstar.net, Inc. and Comstar Telecom & Wireless, Inc., as the initial Subsidiary Guarantors. During 2003, the Company merged each of these subsidiary guarantors, other than 415 Greenwich GC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, with into the Company. Under the terms of the Indenture, the guarantees by 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC and 415 Greenwich GC MM, LLC ceased to be effective upon the sale of the Property. Upon the acquisition of NEON, NEON and each of its subsidiaries became subsidiary guarantors under the Indenture.

Each holder of the 11% Senior Notes will have the right to require the Company to repurchase all or a portion of its 11% Senior Notes for a purchase price equal to 101% of the principal amount of that holder’s 11% Senior Notes plus accrued and unpaid interest to the date of repurchase in the event that:

•	Subject to certain exceptions, any person, entity or group of persons or entities becomes the beneficial owner, directly or indirectly, of 50% or more of the Company’s outstanding voting securities;
•

At any time during any two-year period following the distribution of the 11% Senior Notes, the individuals that comprise a majority of the Company’s board of directors on the date of distribution of the 11% Senior Notes, plus any new directors elected to the Company’s board of directors during this two-year period, cease to comprise a majority of the Company’s board of directors;

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

•

Subject to certain exceptions, the Company consolidates with or merges with or into another entity, the Company sells or leases all or substantially all of its assets to another entity or any entity consolidates with or merges with or into the Company, in each case pursuant to a transaction in which the Company’s outstanding voting securities are changed into or exchanged for cash, securities or other property, unless no person, entity or group of persons or entities owns, immediately after the transaction, more than 50% of the Company’s outstanding voting stock.

The merger with NEON did not constitute a change in control given the overlapping ownership between the Company and NEON.

The Indenture contains a number of covenants that impose significant operating and financial restrictions on the Company and its subsidiaries. These restrictions significantly limit, and in some cases prohibit, among other things, the ability of the Company and certain of its subsidiaries to incur additional indebtedness, create liens on assets, enter into business combinations or engage in certain activities with subsidiaries. As of September 30, 2005 and 2004, the Company was in compliance with the material operating and financial restrictions imposed upon the Company contained in the Indenture.

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

On October 3, 2003, the Company repurchased in the open market for $5,583 a portion of its outstanding 11% Senior Notes, which had a principal value of $7,000 and associated accrued interest of $330. As a result of the repurchase, the Company recorded a gain on discharge of debt in the amount of $1,747. On March 3, 2004, following the sale of the Property, the Company used approximately $44,000 to repurchase $40,274 in principal amount of its outstanding 11% Senior Notes at par value plus accrued interest in the amount of $3,716. During the year ended September 30, 2004 the Company issued an additional $7,155 in 11% Senior Notes as payment of accrued interest on the 11% Senior Notes.

During the year ended September 30, 2005, the Company had issued approximately an additional $6,685 in 11% senior notes in payment of accrued interest on the 11% senior notes. Also, in connection with the NEON merger, the Company exchanged 4,545,455 shares of its common stock for $11,432 in principal and $1,068 in accrued interest on the 11% senior notes.

10. MORTGAGE PAYABLE

On January 25, 2000, the Company borrowed $21,000 from a financial institution pursuant to a mortgage note secured by the Company’s property at 139 Centre Street, New York. Interest is payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178.5 are payable monthly and any balance of the principal and all accrued and unpaid interest is due and payable in February 2025.

Future mortgage payments due as of September 30, 2005 are as follows:

YEAR ENDING SEPTEMBER 30,

2006	$2,142
2007	2,142
2008	2,142
2009	2,143
2010	2,143
Thereafter	21,125
Less: Amount representing interest	(12,231)
Present value of net mortgage payments	19,606
Less: Principal Current Portion	(336)
Long-term Portion	$19,270

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11. CUMULATIVE CONVERTIBLE PREFERRED STOCK

Globix has designated 4,500,000 shares of 6% Series A Cumulative Convertible Preferred Stock (“preferred stock”), of which 2,971,753 shares were issued in the acquisition of NEON. Each share of preferred stock is convertible into one share of common stock at the option of the holder, is entitled to one vote, has a liquidation preference of $3.60 per share plus accrued dividends, and is senior to the common stock of Globix. Dividends are payable semi-annually at a rate of $0.11 per share when and if declared by the Board of Directors. At the option of Globix, dividends are payable in cash or additional shares of preferred stock. At the option of Globix, shares of preferred stock can be redeemed in whole or in part at $3.82 per share, plus accrued dividends, in 2006, $3.71 per share, plus accrued dividends, in 2007 and $3.60 per share, plus accrued dividends, thereafter. In the event of a change of control, as defined, each holder of preferred stock can require Globix to purchase such holder’s shares of preferred stock for a price equal to $3.64 plus accrued and unpaid dividends to the purchase date. As of September 30, 2005, a dividend of $366 in the aggregate, payable in either cash or additional shares of preferred stock at $3.60 per share, had accrued on the outstanding shares of preferred stock.

12. STOCKHOLDERS’ EQUITY

STOCK OPTION PLANS

On March 14, 2003, the Company’s board of directors approved the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan provides for the grant of stock options to purchase up to 1,828,889 shares of the Company’s common stock to any employee, officer, director, or consultant of the Company at an exercise price equal to at least the fair market value at the date of grant. All options granted under the 2003 Plan will terminate no later than ten years from the date of grant. Generally 50% of options granted under the 2003 Plan vest ratably over a period of up to 3 years with certain acceleration clauses while the remainder of the 50% vest upon meeting certain financial conditions. As of September 30, 2005, all of the options available under the plan had been granted. The Company has committed itself to issue additional options and will seek stockholder approval for the authorization of additional shares under the 2003 Plan at the 2006 Annual Meeting of Stockholders.

In 2003 and 2004, NEON granted options to purchase an aggregate of 43,658 shares of NEON common stock at exercise prices of $0.27 and $0.30 per share to members of its board of directors, pursuant to a Directors Stock Option Plan, and options to purchase an aggregate of 2,193,000 shares of NEON common stock at exercise prices between $5.30 and $6.06 per share to certain of its employees, pursuant to a 2003 Stock Incentive Plan. Immediately prior to the merger with a subsidiary of Globix, in March 2005, NEON amended the Directors Stock Option Plan and the 2003 Stock Incentive Plan to modify the options to provide for the issuance of shares of Globix common stock in lieu of NEON common stock in accordance with the merger agreement, and to eliminate the ability to grant further options under these plans. In the merger, the options were converted into options to purchase an aggregate of 50,578 shares of Globix common stock at $0.21 and $0.24 per share under the Directors Stock Option Plan and 2,552,319 shares of Globix common stock at prices ranging from $4.16 to $4.75 per share under the 2003 Stock Incentive Plan. All of the options under the Directors Stock Option Plan were vested prior to or upon occurrence of the merger. Options to purchase an aggregate of 2,374,337 shares of common stock under the 2003 Stock Incentive Plan were vested prior to or upon occurrence of the merger, and the remainder vest over a remaining period of 2 years. These additional options are expected to receive final stockholder approval at the Company’s fiscal 2006 annual meeting.

Outstanding options, which are subject to meeting certain financial conditions, are accounted for in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25”. These options are subject to variable accounting and are valued quarterly over their respective periods until all performance goals are satisfied or until the options are vested, forfeited or cancelled. For the year ended September 30, 2004 the Company recorded deferred stock compensation of $30 and a non-cash charge of $22 representing the amortization of deferred stock compensation of $22. These balances were based on the amount by which the common stock closing price at September 30, 2004 exceeded the exercise price of the unvested variable options. As of September 30, 2003 the closing price of the common stock was below the exercise price and accordingly the Company did not record any expense in respect of unvested variable options for the year ended September 30, 2003.

Prior to the Company’s emergence from bankruptcy in 2002, the Company’s shareholders approved several options plans. As a result of the Company’s reorganization, all outstanding options and warrants granted under those plans were cancelled and such plans were considered void as of the effective date of the Company’s plan of reorganization.

Summary Stock Option Activity

The following table, which includes options granted to NEON employees as part of the acquisition, summarizes stock option information with respect to all stock options for the three years ended September 30, 2005:

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Options outstanding, September 30, 2002	—	$—
Granted	1,355,976	3.04
Canceled	(254,220)	3.04
Options outstanding, September 30, 2003	1,101,756	$3.04
Granted	175,000	4.10
Canceled	(91,903)	3.04
Options outstanding, September 30, 2004	1,184,853	$3.20
Granted	3,606,490	3.83
Exercised	(18,474)	3.04
Canceled	(629,236)	3.61
Options outstanding, September 30, 2005	4,143,633	$3.68

The weighted average fair value of options granted for the years ended September 30, 2005, 2004 and 2003 was $2.72, $3.41 and $1.89, respectively.

The number and weighted average exercise prices of options exercisable at September 30, 2005, 2004 and 2003 were 2,935,016 and $3.99, 821,414 and $3.08, and 678,224 and $2.33, respectively.

At September 30, 2005 the Company’s outstanding options have exercise prices ranging from $2.21 to $4.75, a weighted average exercise price of $3.67 and a weighted average remaining contractual life of 8.1 years.

On March 14, 2003, the Company’s board of directors approved the sale to Communication Technology Advisors, LLC (“CTA”) of a fully vested warrant exercisable for 500,000 shares of the Company’s common stock at an exercise price of $3.00 per share. CTA provides consulting services to the Company and is a related party until June 24, 2003. During January 2004, CTA purchased the warrants for $25. The warrant is immediately exercisable for a period of 10 years from the date of issuance. Since CTA is a provider of services to the Company the value of the warrant is expensed as determined by using the Black-Scholes valuation model. The assumptions used in the Black- Scholes model include the risk free rate of 2.92%, volatility of 133%, no dividend yield, a contractual life of 10 years and an expected life of five years with a fair market value of $2.50. The fair value of the warrant of $ 1,050 was expensed as part of SG&A during the year ended September 30, 2003. The CTA warrant is not included in the aforementioned table.

During 2003, NEON issued two warrants to CTA in exchange for services to purchase a total of 650,000 shares of the Company’s common stock at exercise prices ranging from $5.30 - $6.06. The fair value of these warrants was approximately $712,000. Approximately $360,000 of this value related to amounts owed at December 31, 2002, that were included in reorganization items in the 2002 consolidated statement of operations. The remaining $352,000 was included as a direct acquisition cost in the purchase price for Transcom. Upon acquisition of NEON, the warrants granted to CTA were exchanged for warrants of Globix common stock.

In May 2005, the Company issued a warrant to Further Lane Asset Management, LLC to purchase 250,000 shares at a purchase price of $4.00 per share in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, in exchange for financial advisory services to be provided to Globix by Further Lane. One twelfth of the warrants become exercisable in each month so that all warrants will be vested on May 1, 2006. The warrants expire on May 1, 2008. The Further Lane warrant is not included in the preceding table.

13. 401(K) PLAN

The Company offers its eligible U.S. employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). Each employee is eligible to contribute, on a tax-deferred basis, a portion of annual earnings not to exceed certain federal income tax limitations. The Company did not make any discretionary matching contributions to the 401(k) Plan in the years ended September 30, 2005, 2004, and 2003.

14. INCOME TAXES

The provision for income taxes for the periods below differs from the amount computed by applying the federal statutory rate due to the following:

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003
Statutory Federal income tax rate - US (UK rate 30%)	(35)%	(35)%	(35)%
State and local taxes, net of Federal benefit	(7)%	(10)%	(10)%
Valuation Allowance	42%	45%	45%
Effective income tax rate	—%	—%	—%

Significant components of the deferred tax assets and liabilities are as follows:

	SEPTEMBER 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards:
Globix	$99,255	$85,222
NEON	40,015	—
Allowance for doubtful accounts	1,286	516
Depreciation and amortization	57,939	31,323
Deferred rent	273	373
Deferred revenue	7,555	272
Other	2,743	11
Total deferred tax assets	209,066	117,717
Less: valuation allowance	(209,066)	(117,717)
Total net deferred tax assets	$—	$—

The Company is in an accumulated loss position for both financial and income tax reporting purposes. Globix has U.S. Federal income tax loss carryforwards of approximately $220,823 and state income tax loss carryforwards of approximately $219,216 at September 30, 2005. NEON has U.S. Federal income tax loss carryforwards of approximately $95,273 and state income tax loss carryforwards of approximately $93,441 at September 30, 2005. These income tax loss carryforwards expire through 2024. The U.S. Federal income tax loss carryforwards were reduced upon emergence from bankruptcy due to the Internal Revenue Code’s rules and regulations related to the cancellation of indebtedness income that is excluded from taxable income. Since the Plan provided for substantial changes in the Company’s ownership, the Company’s use of its net operating loss carryforward may be limited. Changes in the ownership of NEON securities as a result of Neon’s plan of reorganization have caused there to be an annual limitation on the use of net operating loss carryforwards that arose prior to the effective date of NEON’s plan of reorganization. Similarly, changes in the ownership of our securities as a result of our plan of reorganization have caused there to be an annual limitation on the use of net operating loss carryforwards that arose prior to the effective date of our plan of reorganization. As a result of the merger with NEON, Globix or NEON or both, have experienced ownership changes. Additional limitations would be imposed as a result of any such ownership change which may increase our U.S. federal income tax liability. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. As of September 30, 2005, the Company also has net operating loss carryforwards of approximately $21,700 from its United Kingdom Subsidiaries, which do not expire under U.K. tax rules. For financial reporting purposes, deferred tax assets at September 30, 2005 and 2004 are fully offset by a valuation allowance due to the uncertainty of the Company’s ability to realize income tax benefits by generating taxable income in the future.

The Company’s emergence from bankruptcy in fiscal 2002 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for the Company’s tax reporting and therefore, deferred tax items were recognized concurrently with the recognition of the respective fresh start accounting adjustments. In addition pursuant to SOP No. 90-7, reversals of the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce intangibles until exhausted and thereafter are reported as additional paid in capital as opposed to income tax expense. The balance of the valuation allowance for which this treatment is required was approximately $80,400 at September 30, 2005 and 2004.

15. DEFERRED REVENUES

Deferred revenue is comprised of the following items:

The Globix business segment deferred revenue represents set up and installation revenue and is recognized over the estimated length

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of the customer relationship, which in the case of the Company’s Globix segment is 36 months.

The NEON business segment deferred revenue represents leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by NEON) and longer term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by NEON) at fixed cost pricing over multi year terms. Revenues from fiber optic network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years. Amounts billed in advance of the service provided are recorded as deferred revenue and recognized over the life of the contract. The Company also leases space to customers at its co-location facilities. Revenues from nonrecurring installation charges and design, engineering and construction services are recognized ratably over the multi-year network services terms to which the nonrecurring charges relate.

The components of deferred revenue are as follows:

	SEPTEMBER 30,
	2005	2004
Current portion of Globix segment deferred revenue	$2,858	$2,852
Current portion of NEON segment deferred revenue	2,585	—
Total current portion of deferred revenues	$5,443	$2,852
Long-term portion of Globix segment deferred revenue	$343	$228
Long-term portion of NEON segment deferred revenue	15,560	—
Total long-term portion of deferred revenues	$15,903	$228

16. COMMITMENTS AND CONTINGENCIES

Leases

The Company has minimum monthly usage/maintenance levels with certain of its telecommunications carriers expiring in various years through 2009. The Company also leases certain of its facilities and various equipment under non-cancelable operating leases expiring in various years through 2017. Total lease expense for under operating leases for the year ended September 30, 2005, the year ended September 30, 2004, and for the year ended September 30, 2003 was $6,824, $6,502 and $5,800 respectively.

Future minimum payments due under these operating leases and telecommunications carrier usage commitments as of September 30, 2005 are as follows:

YEAR ENDING SEPTEMBER 30,	TELECOM	LEASES	TOTAL
2006	$10,673	$9,495	$20,168
2007	6,247	9,352	15,599
2008	6,157	8,885	15,042
2009	2,456	8,205	10,661
2010	2,446	7,864	10,310
Thereafter	26,136	44,282	70,418
Total	$54,114	$88,083	$142,199

The Company leases fibers for various segments of its network under operating leases that expire at various dates through December 2034. Future minimum lease payments required under these fiber optic leases at September 30, 2005 were approximately as follows:

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

YEAR ENDING SEPTEMBER 30,
2006	$9,596
2007	9,656
2008	9,633
2009	9,768
2010	9,907
Thereafter	135,387
Total	$183,947

Fiber lease expense charged to operations under the above agreements was approximately $8.2 million in the year ended September 30, 2005.

Capital Lease Obligation

Future minimum lease payments due under capital leases as of September 30, 2005 are as follows:

YEAR ENDING SEPTEMBER 30,

2006	$564
2007	204
Present value of net minimum lease payments	768
Less: Principal Current Portion	(564)
Long-term Portion	$204

Rentals Due From Third Parties

As of September 30, 2005, we leased to third parties office space in our New York building for periods ranging between three to seven years and subleased space in our London offices for periods ranging between five to twelve years. Lease income for the year ended September 30, 2005 and 2004 was approximately $2,010 and $1,640, respectively.

As of September 30, 2005, future minimum rental and sublease income are as follows:

YEAR ENDING SEPTEMBER 30,

2006	$2,035
2007	2,100
2008	1,403
2009	1,429
2010	1,204
Thereafter	4,664
Total	$12,835

Letters of Credit

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

In addition, as a result of the acquisition of NEON, the Company assumed commitments under standby letters of credit, issued primarily to secure certain leases, which totaled approximately $7,090,000 at September 30, 2005.

Employment and Other Contractual Agreements

Peter K. Stevenson

Effective April 15, 2002, the Company entered into an employment agreement with Peter K. Stevenson for his services as the Company’s President and Chief Executive Officer. Mr. Stevenson’s employment agreement expired in July 2003, and was extended until July 31, 2004 subject to extension for successive six month periods with the mutual consent of Globix and Mr. Stevenson. Mr. Stevenson’s base salary was $308 per year. Mr. Stevenson was also eligible for an annual bonus equal to up to 50% of his base salary, contingent upon the Company meeting certain performance targets and a bonus contingent on the success the Company may have in the purchase or sale of certain assets or disposition or acquisition of certain business in sums to be determined by the Company’s compensation committee. In addition, under the terms of Mr. Stevenson’s employment agreement, Mr. Stevenson was granted options to acquire 548,667 shares of the Company’s common stock. As of September 30, 2005, all of Mr. Stevenson’s options were fully vested.

On September 15, 2005, the Company approved a new employment agreement with Mr. Stevenson, the company’s President and Chief Executive Officer, providing for a base salary of $350 per annum and an employment term extending through December 31, 2006. Mr. Stevenson is also eligible to receive an annual bonus up to 50% of his base salary, contingent upon the Company meeting certain performance targets.. In addition, Mr. Stevenson received options to purchase 320,888 shares of the Company’s common stock at an exercise price of $2.75 per share, which will vest in December 2005 and 2006, subject to the achievement by the Company of certain performance targets. The agreement provides for the continuation of salary payments through the end of his employment term in the event that he is terminated from his employment with the company without cause or resigns from the company for good reason before the end of his employment term. In addition, if Mr. Stevenson’s employment is terminated without cause or he resigns for good reason, all theretofore unvested stock options held by Mr. Stevenson will immediately vest.

Ted S. Lodge

In connection with the election of Ted. S. Lodge as Chairman of the Company’s Board of Directors and Executive Chairman of the Company, the Company entered into an employment agreement with Mr. Lodge. Pursuant to the provisions of this employment agreement, the term of his employment will be one year from the date of the execution of the agreement on October 31, 2005, during which he will be required to devote at least two days per work week to the business and affairs of the company. Mr. Lodge will receive a base salary of $275 per annum, subject to increases at the discretion of the board of directors and will be eligible to receive bonuses at the discretion of the board of directors. In addition, Mr. Lodge will receive fully vested options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $2.75 per share. The company will reimburse Mr. Lodge for reasonable out-of-pocket expenses incurred in connection with his employment including lodging within the New York metropolitan area during the work week, expenses incurred in maintaining an office in Pennsylvania and roundtrip transportation between New York and Pennsylvania. In the event that Mr. Lodge is required to relocate his primary place of business to a location farther than 60 miles from its current location in Pennsylvania or if he is actually or constructively terminated without cause following a change in control (as defined in the indenture governing the company’s 11% senior secured notes), he will receive severance in the amount equal to his base salary due through the end of the period ending October 31, 2006 plus one year of his base salary. In addition, for a period of 360 days after such termination, Mr. Lodge will be able to exercise any stock options previously granted to him by the company, which will all be considered fully vested upon such termination of employment with the company.

Gene M. Bauer

On September 16, 2005, the Company’s Compensation Committee unanimously approved the hiring of Gene M. Bauer to serve as the Company’s Vice President, General Counsel and Secretary. Mr. Bauer will receive a base salary of $200 per annum, subject to increases at the discretion of the Compensation Committee and will be eligible to receive a cash bonus of up to 30% of his annual base salary pursuant to the company’s annual incentive compensation plan. The eligibility for and payout of Mr. Bauer’s bonus will be subject to the policies for cash incentive compensation for the performance period extending from July 1, 2005 through December 31, 2006 adopted by the Compensation Committee on September 13, 2005. Mr. Bauer will receive $200 per month in lieu of medical coverage, subject to compliance with any legal restrictions of the company’s benefit plans, will have access to use the company’s apartment free of charge and will be entitled to four weeks’ vacation per year. In the event that Mr. Bauer is required to relocate his primary place of business to a location farther than 60 miles outside of New York City (other than the greater Boston area) or if he is actually or constructively terminated without cause within one year following a change in control (as defined by the company’s 2003 Stock Option Plan), he will receive severance in the amount equal to one year of his base salary.

Robert M. Dennerlein

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

On September 16, 2005 the Company’s Compensation Committee unanimously agreed to amend its current understanding with Robert M. Dennerlein, the Company’s Vice President and Chief Financial Officer, to include a provision that in the event that he is required to relocate his primary place of business to a location farther than 60 miles outside of New York City or if he is actually or constructively dismissed without cause within one year following a change in control (as that term in defined by the Company’s 2003 Stock Option Plan), he will receive severance in the amount equal to one year of his base salary.

Legal Proceedings

On January 28, 2002, a derivative suit was filed in the United States District Court for the Southern District of New York against the Company, as nominal defendant, and certain of its current and former directors and officers. The action is entitled Susan Boney, Individually and Derivatively on behalf of Nominal Defendant Globix Corp, Plaintiff v. the named former Board of Directors (pre-Bankruptcy), Defendants and Globix Corp, a Delaware Corporation, Nominal Defendant. Plaintiffs brought the action against the former board and certain executives seeking damages and expenses for breach of fiduciary duty for violations of federal and state securities laws alleging misrepresentations of Globix’s financial performance from 2000 through 2001. The Company believes that the allegations in this lawsuit are without merit and it intends to vigorously defend against them. In addition, the plaintiff has not pursued her claims since the filing of the lawsuit. There have been no actions related to this litigation since September 2002. Although there can be no assurance as to the outcome or effect of this lawsuit, the Company does not believe, based on currently available information, that the ultimate liabilities, if any, resulting from this lawsuit will have a material adverse impact on its business, financial condition, results of operations or cash flows.

On June 25, 2002, Globix entered into a Stipulation and Order with the lead plaintiffs in the class action lawsuit. The Stipulation and Order provides that 229,452 shares of the Company's common stock and $1,968,000 in aggregate principal amount of the 11% senior notes will be held in escrow pending the outcome of the class action lawsuit. If a judgment or settlement in the class action lawsuit had required the Company to pay an amount in excess of its liability insurance, the Company would have been required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of its common stock and the 11% senior notes being held in escrow. Globix expects to distribute the shares of common stock and 11% senior notes held in escrow to Globix security holders under the plan of reorganization.

On August 12, 2004, the United States District Court for the Southern District of New York approved the settlement of a class action lawsuit entitled In re Globix Corp Securities Litigation, No. 02-CV-00082. This lawsuit named as defendants Globix and its former officers Marc Bell, Peter Herzig (who remains a director of Globix) and Brian Reach, and asserted claims under sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of all persons or entities who purchased our securities between November 16, 2000 and December 27, 2001. The lawsuit alleged that the defendants failed to disclose the true state of the Company’s financial condition during this period. Under the settlement, the Company has agreed to pay $3,500 (all of which would be covered by insurance) to settle all claims against it. A motion for reconsideration of the fee award filed by those plaintiffs’ law firms whose fees were not included in the settlement was rejected by the court in February 2005. This decision has not been appealed within the applicable time frame allowing the judgment to become final.

On November 12, 2003, the Company was served with a complaint filed in the United States Court for Southern District of New-York, entitled Alfred G. Binford v. Globix Corporation, alleging breach of contract claims related to the failure to make payments under an employment letter, as amended, seeking damages in the amount of $2,113. The matter was settled in March 2005; plaintiff received cash in the amount of $750 (of which $100 was paid by our insurance) and Globix common stock valued at $300.

On November 9, 2004, NEON Transcom, Inc. (“Transcom”), a wholly owned subsidiary of NEON, filed a suit against the Washington Metropolitan Area Transit Authority (“WMATA”) in the United States District Court for the District of Columbia seeking a declaratory judgment that the annual fees provided for under a license agreement violate the Telecommunications Act of 1996 and further seeking an injunction preventing WMATA from requiring payment of the fees and holding Transcom in default under its License Agreement, dated October 5, 1999. On February 11, 2005, the court granted a motion filed by WMATA to dismiss Transcom’s claim. However, Transcom and WMATA have reached a settlement to this dispute resulting in an Amendment to the license agreement reducing the number of fibers under license from 432 to 332 and the consequent annual fees by approximately $100,000.

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

17. SEGMENT INFORMATION

The Company reports segment information under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Effective April 1, 2005 and for the fiscal year ended September 30, 2005, the Company began to evaluate its results of operations based on two reportable segments. Previously the Company reported under one reportable segment.

Year Ended SEPTEMBER 30, 2005	Year Ended SEPTEMBER 30, 2004	Year Ended SEPTEMBER 30, 2003

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Revenues:

Globix	$65,038	$61,190	$60,177
NEON	30,645	—	—
Corporate	—	—	—

Consolidated	$95,683	$61,190	$60,177

Operating income (loss):
Globix	$(6,032)	$(24,012)	$(6,809)
NEON	1,707	—	—
Corporate	(13,069)	(9,863)	(11,592)
Consolidated operating loss:	$(17,398)	$(33,875)	$(18,401)

	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
Total assets:
Globix	$115,772	$138,542
NEON	141,881	—

Consolidated	$257,653	$138542

Fixed assets:
Globix	$85,236	$90,822
NEON	120,994	—

Consolidated	$206,230	$90,822

Operating results and assets information by geographic area:

	Year Ended SEPTEMBER 30, 2005	Year Ended SEPTEMBER 30, 2004	Year Ended SEPTEMBER 30, 2003
Revenues:
United States	$66,968	$35,537	$36,833
Substantially United Kingdom	28,715	25,653	23,344
Consolidated	$95,683	$61,190	$60,177

Operating income (loss):
United States	$(20,168)	$(37,755)	$(22,631)
Substantially United Kingdom	2,770	3,880	4,230
Consolidated	$(17,398)	$(33,875)	$(18,401)

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
Total assets:
United States	$223,665	$98,388
Substantially United Kingdom	33,988	40,154

Consolidated	$257,653	$138,542

	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
Fixed assets:
United States	$181,948	$64,978
Substantially United Kingdom	24,282	25,844

Consolidated	$206,230	$90,822

Although the Company operates in two reportable segments, there are 6 major service lines as listed below with Co-location services being offered in both segments. The breakdown of revenues for each service line is as follows:

	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003
Internet Hosting and Co-Location	$27,273	$23,760	$26,048
Managed Services	20,672	18,996	13,342
Network Services and Internet Access	15,380	17,483	19,034
Lit fiber services	26,630	—	—
Dark fiber services	3,115	—	—
Hardware and Software Sales, DSL and Other	2,613	951	1,753
Revenue, net	$95,683	$61,190	$60,177

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

18. RELATED PARTY TRANSACTIONS

CONSULTING AGREEMENT WITH COMMUNICATION TECHNOLOGY ADVISORS

Effective May 15, 2005, Globix entered into an Agreement with CTA, pursuant to which CTA has agreed to provide certain advisory services to Globix, including assistance with the integration of the NEON acquisition, financing and acquisitions. As consideration for the services provided by CTA, the Company pays CTA a monthly fee of $120. The Company also agreed to reimburse CTA for its out-of-pocket expenses incurred in connection with rendering services to the Company during the term of the agreement. The out-of-pocket expenses paid to CTA for the year ended September 30, 2005 totaled approximately $126. In addition to the monthly fee and expense reimbursement, CTA and the Company have agreed to negotiate in good faith to determine a success fee based on merger and acquisition advice and opportunities provided by CTA to the Company. The agreement expires on May 14, 2006.. Wayne Barr, Jr., the President of CTA, joined the Board of Directors of Globix on March 7, 2005 and was previously a member of the Board of Directors of NEON. CTA previously provided advisory services to Globix and NEON in exchange for a monthly fee of $65 and $35, respectively.

The Company and CTA have been parties to a number of consulting agreements. Jared E. Abbruzzese, who was a member of the Company’s board of directors as of September 30, 2002 and resigned during the year ended September 30, 2003, is the Founder and Chairman of CTA and is actively engaged in all aspects of CTA’s business.

CTA was originally introduced to the Company as a financial advisor to the unofficial committee of holders of the 12.5% Senior Notes prior to the commencement of the Company’s Chapter 11 case. CTA received a total of $594 in fees in connection with its service as financial advisor to the unofficial committee and to the Company and was reimbursed a total of $46 for out-of-pocket expenses through September 30, 2002. As a result of this engagement, the Company was introduced to Peter K. Stevenson, currently the Company’s President and Chief Executive Officer, who was among several CTA representatives providing advisory services to the unofficial committee and to several other clients of CTA unrelated to the Company. Mr. Stevenson does not own an equity interest in CTA, nor is he actively consulting for or employed by CTA.

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

CTA has advised the Company that in connection with the conduct of its business in the ordinary course it routinely advises clients in, and appears in restructuring cases involving, telecommunications companies throughout the country. CTA has also advised the Company that certain holders of the Company’s common stock and/or debt securities and/or certain of their respective affiliates or principals are current clients of CTA in matters unrelated to the Company, former clients of CTA in matters unrelated to the Company and affiliates of clients who are (or were) represented by CTA in matters unrelated to the Company.

The consulting services described above were approved by a majority of the Company’s disinterested directors.

For the years ended September 30, 2005, 2004 and 2003, the Company recorded in respect of CTA, consulting expenses and reimbursement of expenses of $1,272, $827 and $810, respectively.

AGREEMENT WITH MODE 1 COMMUNICATIONS, INC.

Neon Optica, Inc., a wholly owned subsidiary of NEON, is a party to two agreements for the Provision of Fiber Optic Facilities and Services (Phases I and II), pursuant to which certain subsidiaries of Northeast Utilities have agreed to grant to NEON the right to use transmission structures, other facilities and fiber filaments in the their fiber optic cable network in exchange for annual payments and other fees. Payment under these agreements and a fee reimbursement agreement are expected to amount to approximately $2,500 per year. From the date of acquisition through September 30, 2005, the Company paid approximately $1,253 under these agreements. In calendar years 2003 and 2004, NEON made certain payments under these agreements by issuing shares of its common stock to Mode 1 Communications, Inc. (“Mode 1”), a wholly owned subsidiary of Northeast Utilities. Mode 1 held approximately 13.2% of the common stock of NEON prior to the merger and as a result of the merger became the holder of approximately 5.6% of the Globix common stock. In connection with the merger, Globix agreed to guarantee the obligations of Neon Optica, Inc. under these agreements. John H. Forsgren, who was a director of NEON prior to the merger and became a director of Globix in connection with the merger, was the Vice Chairman and Chief Financial Officer of Northeast Utilities until his retirement as of December 31, 2004.

BONUSES PAYMENT AS PART OF THE SALE OF THE PROPERTY

As part of the sale of the Property, the Company paid bonuses of $450 to certain of the Company’s Executive Officers and employees,

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

which included a $169 payment to the Chairman of the Board of Directors for his contributions in connection with the sale and $169 payment to the Company’s Chief Executive Officer.

LIFE INSURANCE AND DISABILITY FOR PETER K. STEVENSON

Peter K. Stevenson, the Company’s President and Chief Executive Officer, receives life insurance and disability insurance benefits in excess of the benefits that are offered to the Company’s other employees. These benefits are payable to an entity controlled by Mr. Stevenson. The premiums for these benefits totaled $6.3 for the five month period ended September 30, 2002. No further amounts were paid during fiscal years 2004 and 2005. These benefits were approved by a majority of the Company’s disinterested directors.

19. GUARANTEES

Guaranty to the Investor

As part of the sale of the Property, the Company guaranteed to indemnify and hold the Investor harmless from any adverse consequences, that the Investor may suffer by reason of any non-compliance by the Company, that directly impaired his ability to use the Historic Tax Credits (“HTC”), associated with the Property. The guaranty is limited to the amount of the HTC used by the Investor estimated at approximately $10,160. The Company estimated the fair value of the guaranty as immaterial based on a discounted cash-flow model.

Subsidiary Guarantors

Under the terms of the indenture governing the 11% Senior Notes, the following subsidiaries of the Company have fully and unconditionally and jointly and severally guaranteed the full and prompt performance of the Company’s obligations under the 11% Senior Notes and the Indenture, including the payment of principal of and premium, if any, on and interest on the 11% Senior Notes: Bluestreak Digital, Inc., Gamenet Corporation, Naft Computer Service Corporation, Naft International Ltd., PFM Communications, Inc., GRE Consulting, Inc., 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC, 415 Greenwich GC MM, LLC, Comstar.Net, Inc. and Comstar Telecom & Wireless, Inc. The Company merged each of these subsidiary guarantors, other than 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC and 415 Greenwich GC MM, LLC, with and into the Company. Under the terms of the Indenture, the guarantees by 415 Greenwich GC, LLC, 415 Greenwich GC Tenant, LLC and 415 Greenwich GC MM, LLC ceased to be effective upon the sale of the Property.

In connection with the acquisition of NEON, NEON and its subsidiaries became subsidiary guarantors under the Indenture.

20. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, cash equivalents, restricted cash, receivables, payables, and current portion of capital lease obligation and mortgage payable included in the consolidated balance sheets approximate their fair value due to the their short-term maturity.

The fair value of marketable securities and investments are based on quoted market prices.

The fair market value of the 11% Senior Notes as of September 30, 2005 is approximately $62,789 based on the average market price paid in transactions by third parties on November 30, 2005.

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

21. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	QUARTER ENDED
	DECEMBER 31, 2004	MARCH 31, 2005	JUNE 30, 2005	SEPTEMBER 30, 2005
Net revenues	$16,530	$20,030	$29,215	$29,908
Operating costs and expenses:
Cost of revenues (excluding depreciation, amortization, payroll and occupancy shown below)	9,699	11,418	16,751	17,259
Selling, general and administrative	7,303	9,203	10,490	10,985
Depreciation and amortization	3,543	4,472	5,985	5,973
Total operating costs and expenses	20,545	25,093	33,226	34,217
Loss from operations:	(4,015)	(5,063)	(4,011)	(4,309)
Interest and financing expense, net	(2,360)	(2,253)	(2,171)	(2,443)
Other income (expense)	110	(785)	111	(166)
Gain on debt discharge	—	(3,182)	—	—
Loss before income taxes	(6,265)	(11,283)	(6,071)	(6,918)
Income tax expense	—	—	—	—
Dividends on cumulative convertible
Preferred stock	—	—	202	164
Net loss attributable to common stockholders	$(6,265)	$(11,283)	$(6,273)	$(7,082)
Basic and diluted loss per share attributed to common stockholders	$(0.38)	$(0.45)	$(0.13)	$(0.15)
	QUARTER ENDED
	DECEMBER 31, 2003	MARCH 31, 2004	JUNE 30, 2004	SEPTEMBER 30, 2004
Net revenues	$14,385	$15,029	$15,729	$16,047
Operating costs and expenses:
Cost of revenues (excluding depreciation, amortization, payroll and occupancy shown below)	8,438	8,689	8,554	8,615
Selling, general and administrative	7,382	7,025	7,251	7,311
Loss on impairment of assets	17,313	659	—	—
Depreciation and amortization	3,371	3,473	3,519	3,465
Total operating costs and expenses	36,504	19,846	19,324	19,391
Loss from operations:	(22,119)	(4,817)	(3,595)	(3,344)
Interest and financing expense, net	(3,274)	(2,921)	(2,366)	(2,364)
Other income (expense)	297	899	412	59
Gain on debt discharge	1,747	—	—	—
Loss before income taxes	(23,349)	(6,839)	(5,549)	(5,649)
Income tax expense	—	35	21	(56)
Net loss attributable to common stockholders	$(23,349)	$(6,874)	$(5,570)	$(5,593)
Basic and diluted loss per share attributed to common stockholders	$(1.42)	$(0.42)	$(0.34)	$(0.34)

22. SUBSEQUENT EVENT

In order to obtain additional financing to meet our needs for working capital, on December 13, 2005, we issued and sold $5 million in principal amount of our 9% senior notes to a group of investors. The notes mature on May 1, 2008. Interest on the notes is payable quarterly in arrears, beginning January 1, 2006. One percent of the proceeds of the notes was used to pay a one time origination fee to the note purchasers at closing. The notes are secured by a first priority security interest in domestic accounts receivable in the amount of 150% of the principal amount of the notes. Covenants and events of default under the notes are generally no more onerous than those contained in the indenture relating to our outstanding 11% senior notes, except that the new notes limit the incurrence of additional senior debt that might be permitted under the 11% senior notes. The new notes can be prepaid without penalty or premium at any time following 30 days notice.

Purchasers of the notes include: LC Capital Master Fund Ltd., an investment fund managed by an investment advisor with which one

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

member of the Company’s Board of Directors, Steven Lampe, is affiliated; Karen Singer, the sister-in-law of another Board member, Steven Singer; and Metronome LPC 1, Inc., an affiliate of Loeb Partners Corp., which (together with its affiliates) is the beneficial owner of approximately 7.9% of our common stock. LC Capital Corp. Ltd. is the beneficial owner of approximately 10.9% of our common stock (including 462,462 shares that may be acquired upon conversion of our convertible preferred stock). Karen Singer is the sole trustee of the Singer Children’s Management Trust, which is the beneficial owner of approximately 8.3% of our common stock (including 699,099 shares that may be acquired on conversion of the preferred stock). The principal amounts purchased by these holders are $1 million for LC Capital Master Fund Ltd., $1 million for Karen Singer and $1 million for Metronome. Steven Singer disclaims any beneficial ownership interest in the 9% notes. The transaction was approved by all of the disinterested members of the board of directors.

Prior to commencing discussions with the purchasers of the notes, we approached and made presentations to a number of unaffiliated financial institutions in its efforts to locate working capital financing. We believe that the terms of the 9% notes are significantly better than the terms of any written proposal received by us, based on the financial terms of the loan and associated transactional costs, as well as better prepayment and other operational terms.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E
		ADDITIONS
	BALANCE AT BEGINNING OF PERIOD	CHARGES TO COSTS AND EXPENSES	CHARGES TO OTHER ACCOUNTS	DEDUCTIONS	BALANCE AT END OF PERIOD
Allowance for Doubtful Accounts

October 1, 2002 to September 30, 2003	$2,565	$1,997	$24	$(1,940)	$2,646
October 1, 2003 to September 30, 2004	2,646	780	24	(1,202)	2,248
October 1, 2004 to September 30, 2005	2,248	433	—	(731)	1,950

Deferred Tax Valuation Allowance

October 1, 2002 to September 30, 2003	$90,177	$6,898	$—	$—	$97,075
October 1, 2003 to September 30, 2004	97,075	20,642	—	—	117,717
October 1, 2004 to September 30, 2005	117,717	91,349	—	—	209,066