Form 10-Q
period 2005-12-31
GLOBIX CORP
filed 2006-02-14
CIK 1003111

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

          Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer  ☐   Accelerated filer   ☒   Non-accelerated filer   ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

          Number of shares of the Registrant’s common stock outstanding as of February 9, 2006 was 48,697,465.

GLOBIX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		PAGE

Part I	Financial Information
Item 1	Consolidated Balance Sheets -- As of December 31, 2005 (unaudited) and September 30, 2005	1
	Interim Consolidated Statements of Operations -- For the Three Months Ended December 31, 2005 (unaudited) and for the Three Months Ended December 31, 2004 (unaudited)	2
	Interim Consolidated Statements of Cash-Flows -- For the Three Months Ended December 31, 2005 (unaudited) and for the Three Months Ended December 31, 2004 (unaudited)	3
	Notes to the Interim Unaudited Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4	Controls and Procedures	17

Part II	Other Information
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
Signatures		19
Certifications		20-23

GLOBIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31, 2005	SEPTEMBER 30, 2005

	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,931	$9,011
Short-term investments	76	65
Accounts receivable, net of allowance for doubtful accounts of $1,854 and $1,950, respectively	14,187	11,174
Prepaid expenses and other current assets	4,514	4,007
Restricted cash	2,379	2,559

Total current assets	30,087	26,816
Investments, restricted	9,761	9,810
Property, plant and equipment, net	204,834	206,230
Intangible assets, net of accumulated amortization of $4,131 and $5,598, respectively	9,813	10,257
Other assets	4,310	4,540

Total assets	$258,805	$257,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and mortgage payable	$503	$564
Accounts payable	10,852	11,769
Accrued liabilities	18,772	17,418
Current portion of deferred revenue	5,460	5,443

Total current liabilities	35,587	35,194
Capital lease obligations, net of current portion	175	204
Mortgage payable	19,180	19,270
11% Senior Notes	67,455	67,455
9% Senior Notes	5,000	—
Accrued interest - 11% Senior Notes	4,981	3,110
Deferred Revenue	14,992	15,903
Other long term liabilities	8,987	9,208

Total liabilities	156,357	150,344

Cumulative Convertible Preferred Stock	13,170	13,006

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 500,000,000 shares authorized; 48,697,465 issued and outstanding, for both periods presented	487	487
Additional paid-in capital	209,066	207,314
Accumulated other comprehensive income	4,630	5,197
Accumulated deficit	(124,905)	(118,695)

Total stockholders’ equity	89,278	94,303

Total liabilities and stockholders’ equity	$258,805	$257,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED

	DECEMBER 31, 2005	DECEMBER 31, 2004

Revenue, net	$31,688	$16,530
Operating costs and expenses:
Cost of revenue (excluding depreciation and amortization)	17,354	9,699
Selling, general and administrative	12,299	7,303
Depreciation and amortization	5,817	3,543

Total operating costs and expenses	35,470	20,545

Loss from operations	(3,782)	(4,015)
Interest and financing expense	(2,504)	(2,487)
Interest income	83	127
Other (expense) income, net	157	110

Net loss	(6,046)	(6,265)

Dividends and accretion on preferred stock	164	—

Net loss attributable to common stockholders	$(6,210)	$(6,265)

Basic and diluted loss per share attributable to common stockholders	$(0.13)	$(0.38)

Weighted average common shares outstanding - basic and diluted	48,697,465	16,460,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED

	DECEMBER 31, 2005	DECEMBER 31, 2004

Cash Flows From Operating Activities
Net Loss	$(6,046)	$(6,265)
Operating activities:
Depreciation and amortization	5,817	3,543
Provision for uncollectible receivables	255	4
Amortization of deferred compensation	—	23
Stock-based compensation	1,656	—
Amortization of warrants	96	—
Changes in assets and liabilities (net of acquisition):
Decrease (increase) in accounts receivable	(3,361)	(1,161)
Decrease (increase) in prepaid expenses and other current assets	(538)	354
Decrease (increase) in other assets	230	(68)
Increase (decrease) in accounts payable	(862)	(1,124)
Increase (decrease) in accrued liabilities	1,487	204
Increase in accrued interest	1,871	2,002
Other	(1,046)	(156)

Net Cash Used in Operating Activities	(441)	(2,644)

Cash Flows From Investing Activities
Proceeds from (investments in) short-term and long-term investments	—	936
Proceeds from restricted cash and investments	175	390
Proceeds from fiber optic exchange	1,960	—
Deferred acquisition cost	—	(42)
Purchase of property, plant and equipment	(6,528)	(1,606)

Net Cash Used in Investing Activities	(4,393)	(322)

Cash Flows From Financing Activities
Issuance of 9% Senior Notes	5,000	—
Repayment of mortgage payable and capital lease obligation	(178)	(138)

Net Cash Provided by (Used in) Financing Activities	4,822	(138)

Effect of Exchange Rates Changes on Cash and Cash Equivalents	(68)	362

Decrease in Cash and Cash Equivalents	(80)	(2,742)
Cash and Cash Equivalents, Beginning of Period	9,011	12,075

Cash and Cash Equivalents, End Period	$8,931	$9,333

Supplemental disclosure of cash flow information:
Cash paid for interest	$470	$484

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 - GENERAL

Globix Corporation and its subsidiaries (“Globix” or the “Company”) is a provider of Internet services to businesses and, through its subsidiary NEON Communications, Inc. (“NEON”), the Company owns and operates a high bandwidth fiber optic network that supplies transport services to carriers and enterprise customers in the twelve-state Northeast and mid-Atlantic market. The Company currently offers services from facilities in New York City, New York, Westborough, Massachusetts, Fairfield, New Jersey, Santa Clara, California, and London, England. The Company’s common stock is traded on the American Stock Exchange under the symbol “GEX”.

The Company has historically experienced negative cash flow from operations and has incurred net losses. For the three-month period ended December 31, 2005, the Company had a net loss attributable to common stockholders of $6,210 and an accumulated deficit of $124,905. The Company’s ability to generate positive cash flows from operations and achieve profitability is dependent upon its ability to grow its revenue while maintaining its current cost structure and network efficiencies. The Company’s board of directors has determined that interest on its 11% senior notes will be paid in kind on May 1, 2006. However, there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing revenue levels or reducing our outstanding indebtedness. In addition, in the future, the Company may make acquisitions or other investments, which, in turn, may adversely affect the Company’s liquidity. In such cases management will have to take drastic steps to reduce its operating expenses to meet its liquidity needs. Such steps may include further reduction of our headcount, consolidation, elimination or sale of facilities, termination of low margin customers and negotiating with our creditors to restructure our indebtedness with, but not limited to, our 11% and 9% senior notes.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company have been prepared by the Company according to U.S. generally accepted accounting principles for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2005 and the three-month period then ended. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 2005 Form 10-K. The results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2006.

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

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

On October 1, 2005 (the first day of our 2006 fiscal year), the Company adopted SFAS 123(R). The provisions of SFAS 123(R) became effective the first annual reporting period beginning after June 15, 2005. We adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended December 31, 2004:

Net loss, as reported attributable to common stockholders	$(6,265)
Add: Stock-based employee compensation expense included
In reported net loss	23

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(141)

Pro forma net loss attributable to common stockholders	$(6,383)

Loss per share attributable to common stockholders
Basic and diluted earnings per share – as reported	$(0.38)

Basic and diluted earnings per share – pro forma	$(0.39)

Beginning with our 2006 fiscal year, with the adoption of SFAS 123(R), we included stock based compensation in selling, general and administrative expense for the cost of stock options. Stock based compensation expense for the three months ended December 31, 2005 was $1,656 which includes the expense of $1,608 associated with the hiring of Ted S. Lodge as Chairman of the Company’s board of directors and as Executive Chairman of the Company (as previously disclosed in the form 8-K filed on November 3, 2005).

Under SFAS No. 123(R) the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company granted options with an exercise price of $2.75 to Mr. Lodge to purchase 1,000,000 shares of its common stock during the three-month period ended December 31, 2005. The Company did not grant any new options during the three-month period ended December 31, 2004.

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

NOTE 3 - ACQUISITION OF NEON COMMUNICATIONS, INC.

On March 7, 2005, Globix completed its acquisition of NEON by purchasing all of the capital stock of NEON. The purchase price of $112,862 consisted of $5,349 in cash, the issuance of 27,573 shares of common stock with a fair value of $83,507 (based on the average share price during the three day period before and after the announcement of the merger), the issuance of 2,972 shares of cumulative convertible preferred stock with a fair market value of $12,639, the issuance of options and warrants to acquire 3,381 shares with a fair value

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of $7,928 and approximately $3,439 of other direct acquisition costs. NEON owns and operates a high bandwidth fiber optic network, extending from Maine to Virginia. Through this network NEON provides metro and intercity communications coverage, as well as co-location space, to local and long distance telecommunications carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions. The estimate allocation of the purchase price is summarized below:

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

$112,862

The following unaudited pro forma combined results of operations assume that the acquisition occurred on October 1, 2004. This unaudited information should not be relied upon as necessarily being indicative of future results.

FOR THE THREE MONTHS ENDED

December 31, 2004

Revenue	$28,788

Net loss	(7,095)

Basic and diluted net income per common share Pro-forma	$(0.15)

Weighted average common shares outstanding - basic and diluted	48,578,461

NOTE 4 - SEGMENT INFORMATION

Subsequent to the acquisition of NEON on March 7, 2005, the Company evaluates its results of operations based on two reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Prior to March 7, 2005, the Company evaluated its operations based on one reportable segment.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended DECEMBER 31, 2005	Three Months Ended DECEMBER 31, 2004
Revenues:

Globix	$16,374	$16,530
NEON	15,314	—
Corporate	—	—

Consolidated	$31,688	$16,530

Operating income (loss):
Globix	$114	$(1,760)
NEON	1,695	—
Corporate	(5,591)	(2,255)

Consolidated operating loss:	$(3,782)	$(4,015)

	DECEMBER 31,	DECEMBER 31,
	2005	2004
Fixed assets:

Globix	$83,273	$91,137

NEON	121,561	—

Consolidated	$204,834	$91,137

Operating results and assets information by geographic area:

	Three Months Ended DECEMBER 31, 2005	Three Months Ended DECEMBER 31, 2004

Revenues:
United States	$25,285	$8,882
Substantially United Kingdom	6,403	7,648

Consolidated	$31,688	$16,530

Operating income (loss):
United States	$(4,505)	$(4,864)
Substantially United Kingdom	723	849

Consolidated	$(3,782)	$(4,015)

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31, 2005	DECEMBER 31, 2004

Fixed assets:
United States	$181,558	$63,633
Substantially United Kingdom	23,276	27,504

Consolidated	$204,834	$91,137

Although the Company operates in two reportable segments, there are 6 major service lines as follows:

	For the Three Months Ended

	December 31, 2005	December 31, 2004

Internet Hosting and Co-Location	$8,251	$6,070
Managed Services	5,304	5,425
Network Services and Internet Access	2,963	3,978
Lit Fiber Services	13,674	—
Dark Fiber Services	1,153	—
Hardware and Software Sales and Other	343	1,057

Revenue, net	$31,688	$16,530

NOTE 5 - COMPREHENSIVE LOSS

	For the Three Months Ended

	December 31, 2005	December 31, 2004

Net loss attributable to common stockholders	$(6,210)	$(6,265)
Other comprehensive income:
Unrealized gain on marketable securities available for sale	—	242
Foreign currency translation adjustment	568	1,879

Comprehensive loss	$(5,642)	$(4,144)

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

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

There have been no developments in ongoing legal proceedings nor have any material litigations been commenced or threatened since the prior descriptions in Note 16 to the Consolidated Financial Statements in the 2005 Form 10-K, and the “Legal Proceedings” section thereto.

NOTE 7 - DEBT FINANCING

In order to obtain additional financing to meet the Company’s needs for working capital, on December 13, 2005, the Company issued and sold $5 million in principal amount of its 9% senior notes to a group of investors. The notes mature on May 1, 2008. Interest on the notes is payable quarterly in arrears, beginning January 1, 2006. One percent of the proceeds of the notes was used to pay a one time origination fee to the note purchasers at closing. The notes are secured by a first priority security interest in domestic accounts receivable in the amount of 150% of the principal amount of the notes. Covenants and events of default under the notes are generally no more onerous than those contained in the indenture relating to the Company’s outstanding 11% senior notes, except that the new notes limit the incurrence of additional senior debt that otherwise might be permitted under the 11% senior notes. The new notes can be prepaid without penalty or premium at any time following 30 days notice.

Purchasers of the notes include: LC Capital Master Fund Ltd., an investment fund managed by an investment advisor with which one member of the Company’s Board of Directors, Steven Lampe, is affiliated; Karen Singer, the sister-in-law of another Board member, Steven Singer; and Metronome LPC 1, Inc., an affiliate of Loeb Partners Corp., which (together with its affiliates) is the beneficial owner of

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

approximately 7.9% of our common stock. LC Capital Corp. Ltd. is the beneficial owner of approximately 10.9% of the Company’s common stock (including 462,462 shares that may be acquired upon conversion of our convertible preferred stock). Karen Singer is the sole trustee of the Singer Children’s Management Trust, which is the beneficial owner of approximately 8.8% of the Company’s common stock (including 699,099 shares that may be acquired on conversion of the preferred stock). The principal amounts purchased by these holders are $1 million for LC Capital Master Fund Ltd., $1 million for Karen Singer and $1 million for Metronome. Steven Singer disclaims any beneficial ownership interest in the 9% notes. The transaction was approved by all of the disinterested members of the board of directors.

Prior to commencing discussions with the purchasers of the notes, the Company approached and made presentations to a number of unaffiliated financial institutions in its efforts to locate working capital financing. The Company believes that the terms of the 9% notes are significantly better than the terms of any written proposal received by it, based on the financial terms of the loan and associated transactional costs, as well as better prepayment and other operational terms.

NOTE 8 - DEBT FOR EQUITY EXCHANGE

As a condition to the closing of the acquisition of Neon, Globix exchanged $12.5 million in principal and accrued interest on its 11% senior notes in exchange for 4,545,455 shares of its common stock in private transactions pursuant to separate securities exchange agreements with certain holders of the 11% senior notes. LC Capital Master Fund Ltd., an entity affiliated with Steven Lampe, a member of the Board of Directors of Globix, exchanged $1.25 million in 11% senior notes for 454,545 shares of common stock. This exchange resulted in a loss of $3.2 million in the quarter ended March 31, 2005. Globix has filed a registration statement covering the sale of the common stock issued in the debt for equity exchange. The debt-for-equity exchange agreements provide that the exchanging holders will have the right to purchase an additional 22,728 shares of common stock at $2.75 per share in the event that a registration statement covering shares is not effective within 120 days following the closing of the merger, and an additional 22,728 shares at $2.75 per share if the registration statement is not effective for more than 90 days during the first twelve months commencing on the 90th day following the closing of the merger. At July 6, 2005, the exchanging holders had the right to purchase 22,728 additional shares in the aggregate as a result of the failure of the registration statement to become effective. The registration statement became effective on September 27, 2005.

NOTE 9 - PREFERRED STOCK

Globix has authorized 4,500,000 shares of 6% Series A Cumulative Convertible Preferred Stock (“preferred stock”), of which 2,971,753 shares were issued in the acquisition of Neon. Each share of preferred stock is convertible into one share of common stock at the option of the holder, is entitled to one vote, has a liquidation preference of $3.60 per share plus accrued dividends, and is senior to the common stock of Globix. Dividends are payable semi-annually at a rate of $0.11 per share when and if declared by the Board of Directors. At the option of Globix, dividends are payable in cash or additional shares of preferred stock. At the option of Globix, shares of preferred stock can be redeemed in whole or in part at $3.82 per share, plus accrued dividends, in 2006, $3.71 per share, plus accrued dividends, in 2007 and $3.60 per share, plus accrued dividends, thereafter. In the event of a change of control, as defined, each holder of preferred stock can require Globix to purchase such holder’s shares of preferred stock for a price equal to $3.64 plus accrued and unpaid dividends to the purchase date. As of December 31, 2005, a dividend of $531 thousand in the aggregate, payable in either cash or additional shares of preferred stock at $3.60 per share, had accrued on the outstanding shares of preferred stock.

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

NOTE 11 - FIBER OPTIC EXCHANGE

On December 30, 2005 the NEON division of Globix entered into a fiber optic exchange agreement with AT&T Corp. Globix provided fiber along its New York City to Washington, DC route in exchange for fiber principally located in northern New Jersey and greater Philadelphia and $1,960 in cash from AT&T. The Company treated this as a reduction of the fair value of the plant, property and equipment acquired in the NEON acquisition. No gain or loss resulted from the exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” and “Legal Proceedings,” constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are identified by the use of forward-looking words or phrases such as “anticipates,” “intends,” “expects,” “believes,” “estimates,” or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties and the statements looking forward beyond fiscal 2006 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Among these factors are the Company’s high degree of leverage and history of operating losses, its ability to retain existing customers and attract new customers, its ability to achieve cost-savings and generate positive cash flow, risks associated with potential acquisitions and divestitures and other factors affecting the Company’s business generally. Such factors are more fully described herein and in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, which should be considered in connection with a review of this report. For a general discussion of risks affecting the Company’s business, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

OVERVIEW

We are a provider of Internet services to businesses and, through our subsidiary NEON Communications, Inc. (“NEON”), we own and operate a high bandwidth fiber optic network that supplies transport services to carriers and enterprise customers in the twelve-state Northeast and mid-Atlantic market. We currently offer services from facilities in New York City, New York, Westborough, Massachusetts, Fairfield, New Jersey, Santa Clara, California, Atlanta, Georgia and London, England. The Company’s common stock is traded on the American Stock Exchange under the symbol “GEX”.

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

On December 13, 2005, we issued and sold $5 million in principal amount of our 9% senior secured notes due May 1, 2008. For further information about the terms of this financing, see Note 7 of these financial statements.

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

OVERVIEW: STRATEGY

Our strategy is to grow profitably by selling a more profitable mix of business, continued investment in revenue supporting infrastructure and through targeted acquisitions, where feasible. Our transport business has experienced consistent revenue growth and profitability improvement through success based investments to meet the growing needs of our customers. To the extent the company has the financial resources to continue making these investments it will do so. Our transport business will continue to focus on selling into the carrier and large enterprise markets. Within these segments our key customer targets are wireless providers, competitive local exchange carriers (CLECs), inter-exchange carriers, financial services providers and universities.

In our hosting business we continue to be focused on improving the cost structure, selling a more profitable mix of services, and limited infrastructure expansion investments. The target market for the hosting segment is small to medium size businesses, and the company seeks to optimize its profitability with each customer by offering them a package of services that includes co-location, internet access and managed services.

Growth through acquisition offers the possibility of revenue growth and the expansion of service territory and service offerings to enable us to compete more effectively, while providing a larger revenue base to support our existing indebtedness. The ability to achieve operating efficiencies by combining administrative or other functions is also a consideration in reviewing possible acquisitions. Because of our limited availability to cash and our limited access to capital markets, we may not be able to pursue an acquisition strategy and, in fact, may be forced to divest some or all of our businesses.

Although the acquisition of NEON and the concurrent debt-for-equity exchange have increased our revenues and asset base and reduced the total amount of our indebtedness, we remain highly leveraged. Our board of directors has elected to pay annual accrued interest of approximately $7.4 million on the 11% senior notes through the issuance of additional notes on May 1, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of our critical accounting policies and estimates:

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

INTANGIBLE ASSETS

We adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” when we emerged from bankruptcy in April 2002. SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination must be recognized as assets separate from goodwill. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will not be amortized but, will be tested at least annually for impairment. If an impairment is indicated then the asset will be written down to its fair value typically based upon its future expected discounted cash flows.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT RESERVE

At each reporting period we evaluate on a specific basis the economic condition of our customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the questionable amount. We also maintain a general bad debt reserve, which is based on the aging of our customers receivables. In addition during each reporting period we must make estimates of potential future credits, which will be issued in respect of current revenues. We analyze historical credits and changes in customer demands regarding our current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, we reserve the estimated credit amount against revenues in the current period. As of December 31, 2005 and September 30, 2005 the balance of bad debt reserve amounted to approximately $1.9 million and $2.0 million, respectively.

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

QUARTER ENDED DECEMBER 31, 2005 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2004

REVENUE, NET. Revenue for the quarter ended December 31, 2005 increased 92.1%, or approximately $15.2 million, to $31.7 million from $16.5 million for the quarter ended December 31, 2004. Excluding $15.3 million of revenue as a direct result of the NEON acquisition, revenue for the quarter ended December 31, 2005 decreased by 0.6% or approximately $0.1 million compared to the quarter ended December 31, 2004.

Revenue breakdown for the major service lines are as follows. Revenue from Internet Hosting and Co-Location increased by $2.2 million, or 36.1%, to $8.3 million in the three month ended December 31, 2005 compared to $6.1 million in the same period in fiscal quarter 2004. Revenue from Network Services and Internet Access decreased by $1.0 million, or 25.0%, to $3.0 million in the three months ended December 31, 2005 compared to $4.0 million in the same period of quarter 2004. The changes in these two major service lines are mainly due to churn. Churn is defined as contractual revenue losses as a percentage of total contractual revenue due to customer cancellations and downgrades, net of upgrades, and additions of new services. Revenue from Hardware and Software Sales and Other decreased by $0.8 million to $0.3 million in the three month period ended December 31, 2005 compared to $1.1 million in the same period in 2004, which resulted primarily from a decrease in Hardware sales. Revenue from Managed Services was $5.3 million in the three month period ended December 31, 2005 compared to $5.4 million in the same period in 2004. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

Revenue from Lit and Dark Fiber Services, services newly offered in 2005 as a result of the acquisition of NEON, were $13.7 million and $1.2 million, respectively, for the three month period ended December 31, 2005.

COST OF REVENUE. Cost of revenue for the quarter ended December 31, 2005 increased to $17.4 million from $9.7 million in the quarter ended December 31, 2004. Excluding the $8.4 million impact of NEON, cost of revenues decreased by $0.7 million primarily attributable to a decrease in hardware sales in the quarter ended December 31, 2005 over December 31, 2004 resulting in a $0.9 million decrease in expense. In addition, our cost of revenue related to managed services increased by approximately $0.4 million due primarily to increased use contractors. These increases were offset partly by a decrease in network cost resulting from deriving efficiencies and cost savings from our network. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $12.3 million for the quarter ended December 31, 2005 as compared to $7.3 million for the quarter ended December 31, 2004. This increase included $3.2 million of selling, general and administrative expenses for NEON. The remaining increase of $1.8 million is primarily the result of a non-cash expense associated with options granted to employees of $1.7 million, of which $1.6 million reflected a grant to our new chairman of the board when he joined the Company. Additionally, there were $0.7 million increases in professional fees and $0.4 million increases in utilities, offset by a $1.0 million decrease in salaries and benefits and miscellaneous other minor reductions. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the quarter ended December 31, 2005 were $5.8 million compared to $3.5 million for the quarter ended December 31, 2004. This increase of $2.3 million is primarily the result of the acquisition of NEON which accounted for $2.8 million of the total expense recorded.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the quarter ended December 31, 2005 was $2.5 million, compared to $2.5 million for the quarter ended December 31, 2004.

INTEREST INCOME. Interest income for the quarter ended December 31, 2005 was $0.1 million, compared to $0.1 million for the quarter ended December 31, 2004.

OTHER INCOME/EXPENSE, NET. Other income for quarter ended December 31, 2005 was $0.2 million, compared to other income of $0.1 million for the quarter ended December 31, 2004.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported a net loss attributable to common stockholders of $6.2 million, or $0.13 basic and diluted loss per share attributable to common stockholders, for the quarter ended December 31, 2005, as compared to a net loss attributable to common stockholders of $6.3 million, or $0.38 basic and diluted loss per share attributable to common stockholders for the quarter ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, our negative working capital was $5,500 as compared to $8,378 as of September 30, 2005. The increase in working capital as of December 31, 2005 was primarily due to the proceeds received from the issuance of our 9% senior notes.

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

As a result of the acquisition of NEON, we assumed commitments under standby letters of credit, issued primarily to secure certain leases, totaling approximately $7.1 million at December 31, 2005. We have no financial guarantees or other arrangements securing the obligations of any third parties or related parties other than our subsidiaries. Because of our limited availability to cash and our limited access to capital markets, we may not be able to pursue an acquisition strategy and, in fact, may be forced to divest some or all of our businesses.

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

THREE-MONTH PERIOD ENDED DECEMBER 31, 2005

As of December 31, 2005, we had cash and cash equivalents totaling approximately $8.9 million compared to approximately $9.3 million on December 31, 2004. This decrease was mainly attributable to operating activities, investing activities and financing activities as described below.

OPERATING ACTIVITIES. Net cash used in operating activities during the three-month period ended December 31, 2005 was approximately $0.4 million as compared to $2.6 million during the three-month period ended December 31, 2004, or a $2.2 million improvement. The improvement in our cash burn was due to the improvement in our operating results and our ongoing focus on cost control by adjusting our expenditure rate to our revenues.

We had non-cash depreciation and amortization expenses of $5.8 million and accrued interest expense of $1.9 million resulting on our 11% senior notes, which will be paid in kind during May 2006. Partially offsetting this was the non-cash expense associated with the amortization of employee stock options, a non-cash gain on the exchange of property, plant, and equipment of $1.0 and a $3.4 million increase in our accounts receivable.

INVESTING ACTIVITIES. Net cash used in investing activities during the three-month period ended December 31, 2005 was $4.4 million. This was attributable primarily to $6.5 million paid for capital expenditures. This was partially offset by the proceeds received from AT&T from the fiber optic exchange of $2.0 million.

FINANCING ACTIVITIES. Net cash provided by financing activities during the three-month period ended December 31, 2005 was $4.8 million, which was attributable to proceeds from the issuance of our 9% senior notes of $5.0 million, partially offset by the repayments of mortgage payable and capital lease obligations of $0.2 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2005, $12.1 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

INTERNAL CONTROLS. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no developments in ongoing legal proceedings nor have any material litigations been commenced or threatened since the prior descriptions in Note 16 to the Consolidated Financial Statements in the 2005 Form 10-K, and the “Legal Proceedings” section thereto.

ITEM 1A. RISK FACTORS

No material changes since the 2005 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBIX CORPORATION

By: /S/ Peter K. Stevenson

Peter K. Stevenson,
Chief Executive Officer

Date: February 14, 2006
By: /S/ Henry J. Conicelli

Henry J. Conicelli
Principal Accounting Officer

Date: February 14, 2006
By: /S/ Eric J. Sandman

Eric J. Sandman
Principal Financial Officer

Date: February 14, 2006