Form 10-Q
period 2006-03-31
GLOBIX CORP
filed 2006-05-10
CIK 1003111

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

Number of shares of the Registrant’s common stock outstanding as of May 10, 2006 was 48,697,465.

GLOBIX CORPORATION AND SUBSIDIARIES

GLOBIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	MARCH 31, 2006	SEPTEMBER 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,680	$9,011
Short-term investments	76	65
Marketable securities
Accounts receivable, net of allowance for doubtful accounts
of $1,868 and $1,950, respectively	13,092	11,174
Prepaid expenses and other current assets	4,171	4,007
Restricted cash	2,681	2,559

Total current assets	28,700	26,816
Investments, restricted	9,790	9,810
Property, plant and equipment, net	207,267	206,230
Intangible assets, net of accumulated amortization
of $6,469 and $5,598, respectively	9,386	10,257
Other assets	3,721	4,540

Total assets	$258,864	$257,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligation and mortgage payable	$497	$564
Accounts payable	13,602	11,769
Accrued liabilities	18,078	17,418
Current portion of deferred revenue	5,185	5,443

Total current liabilities	37,362	35,194
Capital lease obligations, net of current portion	131	204
Mortgage payable	18,829	19,270
11% Senior Notes	67,455	67,455
9% Senior Notes	5,000	—
Accrued interest - 11% Senior Notes	6,918	3,110
Deferred revenue	15,119	15,903
Other long term liabilities	8,882	9,208

Total liabilities	159,696	150,344

Commitments and contingencies

CUMULATIVE CONVERTIBLE PREFERRED STOCK	13,336	13,006

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 500,000,000 shares authorized;
48,697,461 issued and outstanding, as of
March 31, 2006 and September 30, 2005	487	487
Additional paid-in capital	209,438	207,314
Accumulated other comprehensive income	4,882	5,197
Accumulated deficit	(128,975)	(118,695)

Total stockholders' equity	85,832	94,303

Total liabilities, cumulative convertible preferred
stock and stockholders' equity	$258,864	$257,653

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005	MARCH 31, 2006	MARCH 31, 2005
Revenue, net	$32,110	$20,030	$63,798	$36,561
Operating costs and expenses:
Cost of revenue (excluding depreciation
and amortization shown below)	17,229	11,418	34,584	21,117
Selling, general and administrative	11,199	9,203	23,497	16,507
Depreciation and amortization	5,771	4,472	11,588	8,015

Total operating costs and expenses	34,199	25,093	69,669	45,639

Loss from operations	(2,089)	(5,063)	(5,871)	(9,078)
Interest and financing expense	(2,286)	(2,355)	(4,790)	(4,843)
Interest income	146	102	230	228
Other (expense) income, net	325	(785)	481	(673)
Gain (loss) on discharge of debt	—	(3,182)	—	(3,182)

Net loss	(3,904)	(11,283)	(9,950)	(17,548)
Dividends and accretion on preferred stock	166	—	330	—

Net loss attributable to common stockholders	$(4,070)	$(11,283)	$(10,280)	$(17,548)

Basic and diluted loss per share	$(0.08)	$(0.45)	$(0.21)	$(.85)

Weighted average common shares outstanding
—basic and diluted	48,697,465	25,048,634	48,691,332	20,707,127

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE (LOSS)
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
Balance, September 30, 2005	48,697,465	$487	$207,314	$—	$5,197	$(118,695)	$94,303
Stock-based compensation	—	—	1,656	—	—	—	1,656
Amortization of warrants	—	—	96	—	—	—	96
Comprehensive Loss:
Net loss	—	—	—	—	—	(6,046)	—
Accretion on preferred stock	—	—	—	—	—	(164)	—
Foreign currency translation
adjustments	—	—	—	—	(567)	—	—
Total Comprehensive Loss	—	—	—	—	—	—	(6,777)

Balance, December 31, 2005	48,697,465	487	209,066	—	4,630	(124,905)	89,278
Stock-based compensation	—	—	276	—	—	—	276
Amortization of warrants	—	—	96	—	—	—	96
Comprehensive Loss:
Net loss	—	—	—	—	—	(3,904)	—
Accretion on preferred stock	—	—	—	—	—	(166)	—
Foreign currency translation
adjustments	—	—	—	—	252	—	—
Total Comprehensive Loss	—	—	—	—	—	—	(3,818)

Balance, March 31, 2006	48,697,465	$487	$209,438	$—	$4,882	$(128,975)	$85,832

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	MARCH 31, 2006	MARCH 31, 2005
Cash Flows From Operating Activities
Net Loss	$(9,950)	$(17,548)
Operating activities:
Depreciation and amortization	11,588	8,015
Provision for uncollectible receivables	360	49
Loss (gain) on debt discharge	—	3,182
Stock-based compensation	1,932	—
Expense in connection with issuance of warrants	192	—
Loss on sale of marketable securities	—	913
Amortization of deferred compensation and issuance of
common stock in litigation settlement	—	386
Loss on sale of equipment	42	—
Changes in assets and liabilities (net of acquisition):
Increase in accounts receivable	(2,321)	(2,184)
Decrease (increase) in prepaid expenses and other current assets	(185)	911
Decrease (increase) in other assets	820	(49)
Increase in accounts payable	1,862	2,345
Increase (decrease) in accrued liabilities	470	(1,249)
Increase in accrued interest	3,808	3,854
Other	(1,209)	(363)

Net Cash Provided by (Used in) Operating Activities	7,409	(1,738)

Cash Flows From Investing Activities
Proceeds from (investments in) short-term and long-term investments	(11)	1,689
Proceeds from (used in) restricted cash and investments	(131)	(6)
Proceeds from sale of marketable securities	—	594
Proceeds from fiber optic exchange	1,960	—
Net cash proceeds from Neon acquisition	—	2,726
Purchase of property, plant and equipment	(13,927)	(6,160)

Net Cash Used in Investing Activities	(12,109)	(1,157)

Cash Flows From Financing Activities
Issuance of 9% Senior Notes	5,000	—
Repayment of mortgage payable and capital lease obligation	(580)	(307)

Net Cash Provided by (Used in) Financing Activities	4,420	(307)

Effect of Exchange Rates Changes on Cash and Cash Equivalents	(51)	267

Decrease in Cash and Cash Equivalents	(331)	(2,935)
Cash and Cash Equivalents, Beginning of Period	9,011	12,075

Cash and Cash Equivalents, End Period	$8,680	$9,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$756	$978

Non cash financing activities:
Capital leases entered into	$—	$327

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1—GENERAL

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

The Company has historically experienced negative cash flow from operations and has incurred net losses. For the six-month period ended March 31, 2006, the Company had a net loss attributable to common stockholders of $10,280 and an accumulated deficit of $128,975. The Company’s ability to generate positive cash flows from operations and achieve profitability is dependent upon its ability to grow its revenue while maintaining its current cost structure and network efficiencies. However, there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing revenue levels or reducing our outstanding indebtedness. In addition, in the future, the Company may make acquisitions or other investments, which, in turn, may adversely affect the Company’s liquidity. In such cases management will have to take drastic steps to reduce its operating expenses to meet its liquidity needs. Such steps may include further reduction of our headcount, consolidation, elimination or sale of facilities, termination of low margin customers and negotiating with our creditors to restructure our indebtedness with, but not limited to, our 11% and 9% senior notes.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company have been prepared by the Company according to U.S. generally accepted accounting principles for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2006 and the six-month period then ended. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 2005 Form 10-K. The results of operations for the six-month period ended March 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2006.

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

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three and six months ended March 31, 2005:

	For the Three	For the Six
	Months Ended	Months Ended
	March 31, 2005	March 31, 2005
Net loss, as reported attributable to common stockholders	$(11,283)	$(17,548)
Add: Stock-based employee compensation expense included
In reported net loss	3	26

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(122)	(237)

Pro forma net loss attributable to common stockholders	$(11,402)	$(17,759)

Loss per share attributable to common stockholders
Basic and diluted earnings per share—as reported	$(0.45)	$(0.85)

Basic and diluted earnings per share—pro forma	$(0.46)	$(0.86)

Beginning with our 2006 fiscal year, with the adoption of SFAS 123(R), we included stock based compensation in selling, general and administrative expense for the cost of stock options. Stock based compensation expense for the six months ended March 31, 2006 was $1,932 which includes the expense of $1,608 associated with the hiring of Ted S. Lodge as Chairman of the Company’s board of directors and as Executive Chairman of the Company (as previously disclosed in the form 8-K filed on November 3, 2005). Stock based compensation expense for the quarter ended March 31, 2006 was $276.

Under SFAS No. 123(R) the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The Company granted options with an exercise price of $2.75 to Mr. Lodge to purchase 1,000,000 shares of its common stock during the three-month period ended December 31, 2005. In addition, during the three-month period ended March 31, 2006 the Company granted approximately 143,000 options to various employees with exercise prices of $2.75.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will depend on the accounting change, if any, in a future period.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event after the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material effect on its results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the implementation of SFAS No. 156 and whether it will have a material impact on our financial position, results of operations or cash flows.

NOTE 3—ACQUISITION OF NEON COMMUNICATIONS, INC.

On March 7, 2005, Globix completed its acquisition of NEON purchasing all of the capital stock of NEON. The purchase price of $112,862 consisted of $5,349 in cash, the issuance of 27,573 shares of common stock with a fair value of $83,507 (based on the average share price during the three day period before and after the announcement of the merger), the issuance of 2,972 shares of cumulative convertible preferred stock with a fair market value of $12,639, the issuance of 3,381 shares of stock options and warrants with a fair value of $7,928 and approximately $3,439 of other direct acquisition costs. NEON owns and operates a high bandwidth fiber optic network, extending from Portland, ME to Washington, DC. Through this network NEON provides metro and intercity communications coverage, as well as co-location space, to local and long distance telecommunications carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions, including Boston, New York, Philadelphia, Newark, Baltimore, Washington, DC, Portland, Portsmouth, Springfield, Worcester, Albany, White Plains, Providence, Hartford, Hackensack, Reston, Virginia and smaller communities along our network routes. The final allocation of the purchase price is summarized below:

Cash and cash equivalents acquired	$8,116
Accounts receivable acquired	1,976
Prepaid and other assets acquired	1,228
Restricted cash and investments acquired	7,501
Fair value of property, plant and equipment acquired	117,292
Identifiable intangible assets acquired	4,500
Other assets acquired	3,625
Accounts payable and accrued liabilities assumed	(11,949)
Deferred revenue assumed	(17,363)
Other liabilities assumed	(2,064)

$112,862

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following unaudited pro forma combined results of operations assume that the acquisition occurred on October 1, 2004. This unaudited information should not be relied upon as necessarily being indicative of future results.

	FOR THE THREE MONTHS ENDED	FOR THE SIX MONTHS ENDED

	MARCH 31, 2005	MARCH 31, 2005

Revenue	$29,117	$57,905
Net loss	(12,014)	(18,486)

Basic and diluted net income per common share
Pro-forma	$(0.25)	$(0.38)

Weighted average common shares
outstanding—basic and diluted	48,602,172	48,590,186

NOTE 4—SEGMENT INFORMATION

Since the acquisition of NEON on March 7, 2005, the Company evaluates its results of operations based on two reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Prior to March 7, 2005, the Company evaluated its operations based on one reportable segment.

Operating results and assets information by reportable segment:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	MARCH 31, 2006	MARCH 31, 2005	MARCH 31, 2006	MARCH 31, 2005

Revenues:
Globix	$15,945	$16,807	$32,319	$33,338
NEON	16,165	3,223	31,479	3,223
Corporate	--	--	--	--

Consolidated	$32,110	$20,030	$63,798	$36,561

Operating loss:
Globix	$(547)	$(1,760)	$(433)	$(3,520)
NEON	2,610	(202)	4,305	(202)
Corporate	(4,152)	(3,101)	(9,743)	(5,356)

Consolidated	$(2,089)	$(5,063)	$(5,871)	$(9,078)

	MARCH 31, 2006	MARCH 31, 2005

Total assets:
Globix	$112,101	$127,329
NEON	146,763	141,716

Consolidated	$258,864	$269,045

	MARCH 31, 2006	MARCH 31, 2005

Fixed assets:
Globix	$81,945	$90,052
NEON	125,322	118,150

Consolidated	$207,267	$208,202

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Operating results and assets information by geographic area:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	MARCH 31, 2006	MARCH 31, 2005	MARCH 31, 2006	MARCH 31, 2005

Revenues:
United States	$25,673	$12,626	$50,957	$21,508
Substantially United Kingdom	6,437	7,404	12,841	15,053

Consolidated	$32,110	$20,030	$63,798	$36,561

Operating loss:
United States	$(2,587)	$(5,926)	$(7,092)	$(10,790)
Substantially United Kingdom	498	863	1,221	1,712

Consolidated	$(2,089)	$(5,063)	$(5,871)	$(9,078)

	MARCH 31, 2006	MARCH 31, 2005

Total assets:
United States	$225,060	$230,453
Substantially United Kingdom	33,804	38,592

Consolidated	$258,864	$269,045

	MARCH 31, 2006	MARCH 31, 2005

Fixed assets:
United States	$184,112	$181,587
Substantially United Kingdom	23,155	26,615

Consolidated	$207,267	$208,202

Although the Company operates in two reportable segments, there are 6 major service lines as listed below with Co-location services being offered in both segments. The breakdown of revenues for each service line is as follows:

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	MARCH 31, 2006	MARCH 31, 2005	MARCH 31, 2006	MARCH 31, 2005

Internet Hosting and Co-Location	$7,963	$6,438	$16,214	$12,508
Managed Services	5,150	5,546	10,454	10,972
Network Services and Internet Access	3,097	4,036	6,060	8,014
Lit fiber services	14,547	2,777	28,221	2,777
Dark fiber services	1,174	343	2,327	343
Hardware and Software Sales and Other	179	890	522	1,947

Revenue, net	$32,110	$20,030	$63,798	$36,561

NOTE 5—COMPREHENSIVE LOSS

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED

	MARCH 31, 2006	MARCH 31, 2005	MARCH 31, 2006	MARCH 31, 2005

Net loss attributable to common stockholders	$(4,070)	$(11,283)	$(10,280)	$(17,548)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable
securities available for sale	--	804	--	1,047
Foreign currency translation adjustment	252	(687)	(315)	1,191

Comprehensive loss	$(3,818)	$(11,166)	$(10,595)	$(15,310)

GLOBIX CORPORATION AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES

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

Globix has retained the investment banking firm of The Bank Street Group LLC to assist it in reviewing strategic and financing alternatives for the Company and its businesses. The Company is committed to pay The Bank Street Group LLC a set fee upon the successful completion of its contracted responsibilities.

On May 2, 2006 the Company entered into agreements for a 30 month equipment lease line with major leasing company for up to $3 million and a second agreement for a 24 month equipment lease for up to $1 million. As of the date of filing the company has not drawn down on either line.

There have been no developments in ongoing legal proceedings nor have any material litigations been commenced or threatened since the prior descriptions in Note 16 to the Consolidated Financial Statements in the 2005 Form 10-K, and the “Legal Proceedings” section thereto.

Note 7—DEBT FINANCING

In order to obtain additional financing to meet the Company’s needs for working capital, on December 13, 2005, the Company issued and sold $5 million in principal amount of its 9% senior notes to a group of investors. The notes mature on May 1, 2008. Interest on the notes is payable quarterly in arrears, beginning January 1, 2006. One percent of the proceeds of the notes was used to pay a one time origination fee to the note purchasers at closing. The notes are secured by a first priority security interest in domestic accounts receivable in the amount of 150% of the principal amount of the notes. Covenants and events of default under the notes are generally no more onerous than those contained in the indenture relating to the the Company’s outstanding 11% senior notes, except that the new notes limit the incurrence of additional senior debt that otherwise might be permitted under the 11% senior notes. The new notes can be prepaid without penalty or premium at any time following 30 days notice.

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

NOTE 8—DEBT FOR EQUITY EXCHANGE

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

NOTE 9—PREFERRED STOCK

Globix has authorized 4,500,000 shares of 6% Series A Cumulative Convertible Preferred Stock (“preferred stock”), of which 2,971,753 shares were issued in the acquisition of NEON. Each share of preferred stock is convertible into one share of common stock at the option of the holder, is entitled to one vote, has a liquidation preference of $3.60 per share plus accrued dividends, and is senior to the common stock of Globix. Dividends are payable semi-annually at a rate of $0.11 per share when and if declared by the Board of Directors. At the option of Globix, dividends are payable in cash or additional shares of preferred stock. At the option of Globix, shares of preferred stock can be redeemed in whole or in part at $3.82 per share, plus accrued dividends, in 2006, $3.71 per share, plus accrued dividends, in 2007 and $3.60 per share, plus accrued dividends, thereafter. In the event of a change of control, as defined, each holder of preferred stock can require Globix to purchase such holder’s shares of preferred stock for a price equal to $3.64 plus accrued and unpaid dividends to the purchase date. As of March 31, 2006, a dividend of $0.7 million in the aggregate, payable in either cash or additional shares of preferred stock at $3.60 per share, had accrued on the outstanding shares of preferred stock.

NOTE 10—WARRANTS ISSUED

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

NOTE 11—FIBER OPTIC EXCHANGE

On December 30, 2005 the NEON subsidiary of Globix entered into a fiber optic exchange agreement with AT&T Corp. Globix provided fiber along its New York City to Washington, DC route in exchange for fiber principally located in northern New Jersey and greater Philadelphia and $1,960 in cash from AT&T. The Company treated this as a reduction of the fair value of the plant, property and equipment acquired in the NEON acquisition. No gain or loss resulted from the exchange.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results to differ materially from our expectations. Forward-looking statements are generally identified by the use of forward-looking words or phrases such as “anticipates,” “intends,” “expects,” “believes,” “estimates,” or words or phrases of similar import. Among the factors that could cause our results to differ from those anticipated are our high degree of leverage and history of operating losses, our ability to retain existing customers and attract new customers, our ability to achieve cost-savings and generate positive cash flow, risks associated with potential acquisitions and divestitures and other factors affecting our business generally. Such factors are more fully described herein and in our Annual Report on Form 10-K for the year ended September 30, 2005, which should be considered in connection with a review of this report. For a general discussion of risks affecting our business, see “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2005.

OVERVIEW

We are a provider of Internet services to businesses and, through our subsidiary NEON Communications, Inc. (“NEON”), we own and operate a high bandwidth fiber optic network that supplies transport services to carriers and enterprise customers in the twelve-state Northeast and mid-Atlantic market. We currently offer services from facilities in New York City, New York, Westborough, Massachusetts, Fairfield, New Jersey, Santa Clara, California and London, England. The Company’s common stock is traded on the American Stock Exchange under the symbol “GEX”.

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

OVERVIEW: OUR MAJOR SERVICE LINES

Although we operate in two reportable segments, there are 6 major service lines as follows:

INTERNET HOSTING AND CO-LOCATION—We offer co-location solutions for customers who choose to own and maintain their own servers and or optronics, but require the physically secure, climate-controlled environment provided by our data centers and connectivity to our network. We offer hosting services in a dedicated server environment. This service includes providing integrated hardware usage, bandwidth and managed services to meet customer-specific needs.

MANAGED SERVICES—We provide managed application, system, network and media services to our hosting and co-location customers. Such services include a wide variety of maintenance, administration and problem resolution services for many popular operating systems, Internet network devices, software security solutions, web-based applications, as well as streaming media delivered in a streaming or continuous fashion over the Internet or over a company’s intranet.

NETWORK SERVICES AND INTERNET ACCESS—We provide access to our network for our hosting and co-location customers located inside of our Internet data centers as well as Internet access services which provide businesses with high-speed continuous access to the Internet from their own premises. In addition, we provide other services, such as domain name registration, local loop provisioning, Internet address assignment, router configuration, e-mail configuration and management and technical consulting services.

LIT FIBER SERVICES (TRANSPORT SERVICES)—We provide dedicated, point-to-point services provided over fiber optic transmission lines that have electronic or optronic equipment installed and maintained by NEON. Specific service offerings include: SONET Private Line services at bandwidth levels including DS-3, OC-3, OC-12 and OC-48; Wavelength (DWDM) services enabling flexible and scalable high capacity transport at 2.5 and 10 Gbps, configured as either protected or unprotected wavelengths; and Ethernet services via dedicated, point-to-point connectivity offered as Fast Ethernet (FastE) at 50 or 100 Mbps and Gigabit Ethernet (GigE) at 600 or 1000 Gbps.

DARK FIBER SERVICES—We lease fiber cable in our fiber optic network running from Portland, ME to Washington, DC. The fiber cable is leased without electronic or optronic equipment installed by NEON.

OTHER— Hardware and software sales and other non-recurring revenue from our Globix business segment. Hardware and software sales are typically tied to agreements to provide recurring services such as hosting, network services, managed services and etc.

Our Globix business segment includes all of our Internet services except for co-location services that are provided at various locations along our fiber optic network, which we include in our NEON business segment. Our NEON business segment includes lit and dark fiber services utilizing our fiber optic network, and co-location services along this network.

OVERVIEW:  STRATEGY

Our operational strategy is to seek to grow profitably by selling a more profitable mix of business, continuing our investment in revenue supporting infrastructure and making targeted acquisitions, where feasible. Our transport business has experienced consistent revenue growth and profitability improvement over the past year through success based investments to meet the growing needs of our customers. To the extent the company has the financial resources to continue making these investments it will do so. Our transport business will continue to focus on selling into the carrier and large enterprise markets. Within these segments our key customer targets are wireless providers, competitive local exchange carriers (CLECs), inter-exchange carriers, financial services providers and universities.

In our hosting business we continue to be focused on improving the cost structure, selling a more profitable mix of services, and making limited infrastructure expansion investments. The target market for the hosting segment is small to medium size businesses, and the company seeks to optimize its profitability with each customer by offering them a package of services that includes co-location, internet access and managed services.

Growth through acquisition offers the possibility of revenue growth and the expansion of service territory and service offerings to enable us to compete more effectively, while providing a larger revenue base to support our existing indebtedness. The ability to achieve operating efficiencies by combining administrative or other functions is also a consideration in reviewing possible acquisitions. Because of our limited access to cash and to capital markets, we may not be able to pursue an acquisition strategy and, in fact, may be forced to divest some or all of our businesses.

Although the acquisition of NEON and the concurrent debt-for-equity exchange have increased our revenues and asset base and reduced the total amount of our indebtedness, we remain highly leveraged. Our board of directors has elected to pay annual accrued interest of approximately $7.4 million on the 11% senior notes through the issuance of additional notes effective on May 1, 2006.

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

REVENUE RECOGNITION

Revenue consists primarily of Internet hosting, co-location, managed services, network services, internet access, lit fiber services and dark fiber services. We recognize revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (“SAB”), No. 104 “Revenue Recognition” which revises and rescinds certain sections of SAB No. 101, “Revenue Recognition”. The changes noted in SAB 104 did not have a material effect on Globix’s consolidated financial statements.

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

ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Use of estimates and assumptions include, but is not limited to, purchase price allocation, allowance for doubtful accounts, credit reserve, the useful lives and ultimate reliability of property, equipment, intangible assets, deferred tax valuation allowance and payroll and occupancy cost allocation between cost of revenue and selling, general and administrative expenses. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT RESERVE

At each reporting period we evaluate on a specific basis the economic condition of our customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the questionable amount. We also maintain a general bad debt reserve, which is based on the aging of our customers’ receivables. In addition, during each reporting period we must make estimates of potential future credits, which will be issued in respect of current revenues. We analyze historical credits and changes in customer demands regarding our current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, we reserve the estimated credit amount against revenues in the current period. As of March 31, 2006 and September 30, 2005 the balance of bad debt reserve amounted to approximately $1.9 million and $2.0 million, respectively.

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

QUARTER ENDED MARCH 31, 2006 COMPARED TO THE QUARTER ENDED MARCH 31, 2005

REVENUE, NET.  Revenue for the quarter ended March 31, 2006 increased 60.3%, or approximately $12.1 million, to $32.1 million from $20.0 million for the quarter ended March 31, 2005. Excluding the $12.9 million impact to revenue from the NEON acquisition, revenue for the quarter ended March 31, 2006 decreased by 5.1% or approximately $0.8 million compared to the quarter ended March 31, 2005.

Revenue breakdown for the major service lines are as follows. Revenue from Internet Hosting and Co-Location increased by $1.5 million, or 23.7%, to $8.0 million in the three months ended March 31, 2006 compared to $6.4 million in the same period in fiscal quarter 2005. Revenue from Network Services and Internet Access decreased by $0.9 million, or 23.3%, to $3.1 million in the three months ended March 31, 2006 compared to $4.0 million in the same period of quarter 2005. The total increase of $0.6 million in these two major service lines are mainly due to negative churn. Negative churn is defined as contractual revenue increases as a percentage of total contractual revenue due to customer upgrades and additions of new services, net of customer cancellations and downgrades. Revenue from Hardware and Software Sales and Other decreased by $0.7 million to $0.2 million in the three month period ended March 31, 2006 compared to $0.9 million in the same period in 2005, which resulted primarily from a decrease in Hardware sales. Revenue from Managed Services was $5.2 million in the three month period ended March 31, 2006 compared to $5.5 million in the same period in 2005. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis. Revenue from Lit and Dark Fiber Services, services newly offered in 2005 as a result of the acquisition of NEON, were $14.5 million and $1.2 million, respectively, compared to $2.8 million and $0.3 million for the three month period ended March 31, 2005. This increase is the result of a full quarter of operations in these service lines.

COST OF REVENUE.  Cost of revenue for the quarter ended March 31, 2006 increased to $17.2 million from $11.4 million in the quarter ended March 31, 2005. Excluding the $6.1 million impact of NEON, cost of revenues decreased by $0.3 million primarily attributable to a decrease in hardware sales in the quarter ended March 31, 2006 over March 31, 2005. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

SELLING, GENERAL AND ADMINISTRATIVE.  Selling, general and administrative expenses were $11.2 million for the quarter ended March 31, 2006 as compared to $9.2 million for the quarter ended March 31, 2005, an increase of $2.0 million or 21.7%. Excluding the $2.5 million impact of NEON, selling, general and administrative expenses decreased by $0.5 million. The decrease is primarily the result of a decrease in salaries and benefits of $1.0 million for the quarter ended March 31, 2006. Partially offsetting this was an increase in professional fees of $0.5 million. Included in selling, general and administrative expenses for the quarter ended March 31, 2006 was the recognition of $0.3 million of non-cash expenses related to the recognition of stock-based compensation required under SFAS 123 (revised). Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses for the quarter ended March 31, 2006 were $5.8 million compared to $4.5 million for the quarter ended March 31, 2005, or an increase of $1.3 million. The increase is primarily the result of the acquisition of NEON, which accounted for $1.9 million of the total increase, partially offset by a $0.6 million decrease in the depreciation related to the continued utilization of assets that have become fully depreciated.

INTEREST AND FINANCING EXPENSES:  Interest and financing expense for the quarter ended March 31, 2006 was $2.3 million, compared to $2.4 million for the quarter ended March 31, 2005.

INTEREST INCOME:  Interest income for the quarter ended March 31, 2006 of $0.1 million was flat compared to $0.1 million for the quarter ended March 31, 2005.

OTHER INCOME/EXPENSE, NET:  Other income for the quarter ended March 31, 2006 was $0.3 million compared to other expense of $0.8 million for the quarter ended March 31, 2005. The income in the quarter ended March 31, 2006 is primarily the result of the rental income from tenants at our 139 Centre Street building during the quarter.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:  As a result of the factors described above, we reported net loss attributable to common stockholders of $4.1 million, or $0.08 basic and diluted loss attributable to common stockholders per share for the three month period ended March 31, 2006, as compared to a net loss attributable to common stockholders of $11.3 million, or $0.45 basic and diluted loss attributable to common stockholders per share for the same period in 2005.

SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2005

REVENUE, NET:  Revenue for the six-month period ended March 31, 2006 increased 74.5% or approximately $27.2 million to $63.8 million from $36.6 million for the six-month period ended March 31, 2005. Excluding the $28.3 million impact of the NEON acquisition, revenue for the six-month period ended March 31, 2006 decreased by 3.1% or approximately $1.1 million compared to the six-month period ended March 31, 2005.

Revenue breakdown for the major service lines are as follows. Revenue from Internet Hosting and Co-Location increased by $3.7 million, or 29.6%, to $16.2 million in the six months ended March 31, 2006 compared to $12.5 million in the same period of 2005. Revenue from Network Services and Internet Access decreased by $1.9 million, or 24.4%, to $6.1 million in the six months ended March 31, 2006 compared to $8.0 million in the same period of 2005. The total increase of $1.8 million in these two major service lines is mainly due to negative churn. Negative churn is defined as contractual revenue increases as a percentage of total contractual revenue due to customer upgrades and additions of new services, net of cancellations and downgrades. Revenue from Hardware and Software Sales and Other decreased by $1.4 million to $0.5 million for the six months ended March 31, 2006 compared to $1.9 million in the same period in 2005, which resulted primarily from a decrease in Hardware sales. Revenue from Managed Services was $10.4 million in the six month period ended March 31, 2006 compared to $11.0 million in the same period in 2005. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis. Revenue from Lit and Dark Fiber Services, services newly offered in 2005 as a result of the acquisition of NEON, were $28.2 million and $2.3 million, respectively, for the six months ended March 31, 2006 compared to $2.8 million and $0.3 million, respectively, for the same period in fiscal 2005. This increase is the result of a full period of operations in these service lines.

COST OF REVENUE:  Cost of revenue for the six-months ended March 31, 2006 increased $13.5 million, or 63.8%, to $34.6 million from $21.1 million in the six-months ended March 31, 2005. Excluding the $14.1 million impact of the NEON acquisition, cost of revenue for the six-months ended March 31, 2006 decreased $0.6 million, or 3.3%, to $18.7 million from $19.3 million for the six-months ended March 31, 2005. This was primarily attributable to our decrease in hardware sales and network services and internet access provided period over period. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

SELLING, GENERAL AND ADMINISTRATIVE:  Selling, general and administrative expenses increased $7.0 million, or 42.3%, to $23.5 million for the six-months ended March 31, 2006 from $16.5 million for the six-months ended March 31, 2005. Excluding the $6.1 million impact of NEON, selling, general and administrative expenses increased by $0.9 million. The increase is primarily the result of an increase in professional fees. Included in selling, general and administrative expenses for the six-months ended March 31, 2006 was the recognition of $1.9 million of non-cash expenses related to the recognition of stock-based compensation required under SFAS 123 (revised). Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses for the six-months ended March 31, 2006 were $11.6 million compared to $8.0 million for the quarter ended March 31, 2005, or an increase of $3.6 million. The increase is primarily the result of the acquisition of NEON, which accounted for $4.7 million of the total increase, partially offset by a $0.6 million decrease in the depreciation related to the continued utilization of assets that have become fully depreciated.

INTEREST AND FINANCING EXPENSES:  Interest and financing expense for the six months ended March 31, 2006 of $4.8 million was flat compared to $4.8 million for the six-months ended March 31, 2005.

INTEREST INCOME:  Interest income for the quarter ended March 31, 2006 of $0.2 million was flat compared to $0.2 million for the quarter ended March 31, 2005.

OTHER INCOME/EXPENSE, NET:  Other income for the six-months ended March 31, 2006 was $0.5 million compared to other expense of $0.7 million for the six-months ended March 31, 2005. The income in the six-months ended March 31, 2006 is primarily the result of the rental income from tenants at our 139 Centre Street building during the period.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:  As a result of the factors described above, we reported net loss attributable to common stockholders of $10.3 million, or $0.21 basic and diluted loss attributable to common stockholders per share for the six-month period ended March 31, 2006, as compared to a net loss attributable to common stockholders of $17.5 million, or $0.85 basic and diluted loss attributable to common stockholders per share for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, our negative working capital was $8,662 as compared to $8,378 as of September 30, 2005. The decrease in working capital as of March 31, 2006 was primarily due to the decrease in our cash and cash equivalents. Historically our cost structure in the Globix business segment exceeded our revenue base mainly due to high labor costs resulting from higher than necessary head count and a significant level of overhead due to numerous locations and overlapping within our network. This has led us to experience negative cash flows from operations and incur net losses. Our management believes that steps taken as part of our restructuring efforts to reduce facilities and personnel, combined with our ongoing efforts to derive efficiencies from our network have reduced our cash outflows, net of capital expenditures, to a level that approximates our cash inflows. Beginning in the second half of fiscal 2005, however, we experienced a demand for additional capital investment in the NEON business segment as well as unexpected operating costs and capital requirements in the Globix business segment. Our ability to generate positive cash flows from operations and achieve profitability is dependent upon our ability to grow our revenue while controlling costs and becoming more efficient. We believe we will ultimately be able to meet our revenue and profitability targets by:

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

There can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, maintaining our existing churn levels or reducing our outstanding indebtedness. In addition, in the future, we may make acquisitions or investments, which, in turn, may adversely affect our liquidity. In such cases we will have to take drastic steps to reduce our operating expenses to meet our revenue base and liquidity needs. Such steps may include sales of assets, further reduction of our headcount, consolidation or elimination of facilities, termination of low margin customers, reduction of capital expenditures and negotiating with our creditors to restructure our indebtedness, mainly but not limited to our 11% and 9% senior notes.

As a result of the acquisition of NEON, we assumed commitments under standby letters of credit, issued primarily to secure certain leases, totaling approximately $7.1 million at March 31, 2006. We have no financial guarantees or other arrangements securing the obligations of any third parties or related parties other than our subsidiaries. Because of our limited availability to cash and our limited access to capital markets, we may not be able to pursue an acquisition strategy and, in fact, may be forced to divest some or all of our businesses.

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

SIX-MONTH PERIOD ENDED MARCH 31, 2006

As of March 31, 2006, we had cash and cash equivalents totaling approximately $8.7 million compared to approximately $9.1 million on March 31, 2005. This decrease was mainly attributable to operating activities, investing activities and financing activities as described below.

OPERATING ACTIVITIES:

During the six month period ended March 31, 2006, net cash provided by operating activities was approximately $7.4 million in comparison to $1.7 million, which was used in operating activities during the same period in 2005. The improvement in our cash outflow is due mainly to the decrease in our loss from operations excluding depreciation and amortization and loss on impairment of assets. As part of our normal course of doing business we experienced changes in our accounts receivable, accounts payable, accrued liabilities and accrued interest, which in the aggregate did not have a material effect on our first six months of fiscal 2006 operating cash-flow.

INVESTING ACTIVITIES:

Net cash used in investing activities during the six month period ended March 31, 2006 was $12.1 million. Approximately $13.9 million was used for capital expenditures, offset by proceeds received from AT&T from the fiber optic exchange of $2.0 million.

FINANCING ACTIVITIES:

Net cash provided by financing activities during the six month period ended March 31, 2006 was $4.4 million. This was the result of proceeds of $5.0 million from the issuance of our 9% senior notes and was partially offset by $0.6 million used for paying our scheduled mortgage and capital lease payments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006, investments consisted of primarily a limited partnership that invests in fixed income securities and fixed rate investment grade and government securities denominated in U.S. dollars. At March 31, 2006, the majority of our investments were due to mature within twelve months and the carrying value of these investments approximated fair value.

At March 31, 2006, $12.5 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

ITEM 4:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

INTERNAL CONTROLS. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

ITEM 1A.  RISK FACTORS

Except as otherwise disclosed herein, there have been no material changes since the 2005 Form 10-K.

We may not be able to use some of our net operating losses for U.S. federal income tax purposes, which may increase our tax liability.

We are currently undertaking a review of the net operating loss carry forwards, or NOLs, of each of Globix and NEON and changes in ownership of each of Globix and NEON since the effective date of Globix’s and NEON’s respective plans of reorganization (including as a result of Globix’s acquisition of NEON) to determine whether some or all of such NOLs are further limited under Section 382 of the Internal Revenue Code and related regulations, or Section 382, beyond the limitations resulting from the changes in ownership of each of Globix and NEON in connection with each of Globix’s and NEON’s respective plans of reorganization. Previously, changes in the ownership of Globix’s securities as a result of our plan of reorganization have caused there to be an annual limitation on the use of Globix NOLs that arose prior to the effective date of Globix’s plan of reorganization. Similarly, prior to our acquisition of NEON, changes in the ownership of NEON securities as a result of NEON’s plan of reorganization have caused there to be an annual limitation on the use of NEON NOLs that arose prior to the effective date of NEON’s plan of reorganization.

Based on the information available to us and reviewed by our management as of May 10, 2006, we believe that Globix experienced another ownership change as a result of Globix’s acquisition of NEON, thus further limiting the use of our NOLs that arose prior to the acquisition. In addition, based on the information available to us and reviewed by our management as of May 10, 2006, we currently believe that NEON did not experience a cumulative change of more than 50% in ownership for purposes of Section 382 on the date of Globix’s acquisition of NEON. However, events subsequent to the acquisition have resulted in additional changes to the ownership of NEON for purposes of Section 382. As a result, if NEON experiences sufficient additional changes in ownership, the amount of NEON’s NOLs available to offset any future taxable income or gains will be further and substantially restricted. Events that could trigger such additional changes in ownership include sales by historic NEON shareholders of Globix securities, acquisitions of Globix securities that cause new or existing Globix shareholders to be treated as owning 5% or more (by value) of our stock for purposes of Section 382 or that cause existing 5% owners of our stock to increase their ownership interest, or other trading activity in (or issuances of) Globix securities. Additional limitations on our ability to use net operating losses as a result of any further ownership changes could significantly increase our future U.S. federal income tax liability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the second quarter of Globix’s fiscal year ending September 30, 2006, the 2006 Annual Meeting of the Stockholders was held. At the meeting, nine directors of the Company were elected and our shareholders ratified the appointment of Amper, Politziner & Mattia, P.C. as our independent accountants for the fiscal year ending September 30, 2006.

1. The stockholders elected the following directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified:

	Number of Shares Voted For	Number of Shares Withheld	Number of Shares Abstained
Peter K. Stevenson	35,917,491	857,408	—
Ted S. Lodge	35,917,791	857,108	—
José A. Cecin	34,673,602	2,101,297	—
Stephen E. Courter	35,917,141	857,408	—
John Forsgren	35,917,491	857,408	—
Peter L. Herzig	21,741,614	15,033,285	—
Steven Lampe	34,869,143	1,905,756	—
Steven G. Singer	34,869,143	1,905,756	—
Raymond L. Steele	35,917,491	857,408	—

2.  The stockholders ratified the amendments to the Company’s 2003 Stock Option Plan:

Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Abstained
26,412,293	6,943,751	2,590

3.  The stockholders ratified that the option grants during fiscal year 2005 and the first quarter of fiscal year 2006 that exceeded the number of shares available under the 2003 Stock Option Plan are approved:

Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Abstained
26,391,809	6,944,751	21,984

4.  The stockholders ratified the appointment of Amper, Politziner & Mattia, P.C.:

Number of Shares Voted For	Number of Shares Voted Against	Number of Shares Abstained
36,772,718	2,151	30

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

Date: May 10, 2006
By: /S/ Henry J. Conicelli

Henry J. Conicelli
Principal Accounting Officer

Date: May 10, 2006
By: /S/ Eric J. Sandman

Eric J. Sandman
Principal Financial Officer

Date: May 10, 2006