Form 10-Q
period 2006-06-30
GLOBIX CORP
filed 2006-08-08
CIK 1003111

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒      No  ☐

          Number of shares of the Registrant’s common stock outstanding as of August 8, 2006 was 48,707,212.

GLOBIX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		PAGE

Part I	Financial Information

Item 1	Consolidated Balance Sheets — As of June 30, 2006 (unaudited) and September 30, 2005	1
	Interim Consolidated Statements of Operations (unaudited) — For the Three and Nine Months Ended June 30, 2006 and for the Three and Nine Months Ended June 30, 2005	2

	Interim Statements of Changes in Stockholders’ Equity and Comprehensive Loss (unaudited) for the Nine Months Ended June 30, 2006	3

	Interim Consolidated Statements of Cash Flows (unaudited) — For the Nine Months Ended June 30, 2006 and for the Nine Months Ended June 30, 2005	4

	Notes to the Interim Unaudited Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	22

Part II	Other Information
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

Signatures		24
Certifications

GLOBIX CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	JUNE 30, 2006	SEPTEMBER 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,027	$9,011
Short-term investments	—	65
Accounts receivable, net of allowance for doubtful accounts of $2,193 and $1,950, respectively	12,043	11,174
Prepaid expenses and other current assets	5,657	4,007
Restricted cash	2,601	2,559

Total current assets	26,328	26,816

Investments, restricted	9,826	9,810
Property, plant and equipment, net	207,480	206,230
Intangible assets, net of accumulated amortization of $6,896 and $5,598, respectively	8,959	10,257
Other assets	3,639	4,540

Total assets	$256,232	$257,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and mortgage payable	$523	$564
Accounts payable	11,868	11,769
Accrued liabilities	18,451	17,418
Deferred revenue	5,092	5,443

Total current liabilities	35,934	35,194

Capital lease obligations, net of current portion	94	204
Mortgage payable, net of current portion	18,993	19,270
11% Senior Notes	74,875	67,455
9% Senior Notes	5,000	—
Accrued interest - Senior Notes	1,489	3,110
Deferred Revenue	14,576	15,903
Other long term liabilities	8,839	9,208

Total liabilities	159,800	150,344

Commitments and contingencies

CUMULATIVE CONVERTIBLE PREFERRED STOCK	13,505	13,006

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 500,000,000 shares authorized; 48,707,216 and 48,697,465 issued and outstanding, as of June 30, 2006 and September 30, 2005, respectively	487	487
Additional paid-in capital	209,494	207,314
Accumulated other comprehensive income	5,862	5,197
Accumulated deficit	(132,916)	(118,695)

Total stockholders’ equity	82,927	94,303

Total liabilities, cumulative convertible preferred stock and stockholders’ equity	$256,232	$257,653

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005

Revenue, net	$33,415	$29,215	$97,213	$65,776
Operating costs and expenses:
Cost of revenue (excluding depreciation and amortization shown below)	18,962	16,751	53,546	37,869
Selling, general and administrative	9,193	10,490	32,690	26,996
Depreciation and amortization	6,458	5,985	18,046	14,000

Total operating costs and expenses	34,613	33,226	104,282	78,865

Loss from operations	(1,198)	(4,011)	(7,069)	(13,089)

Interest and financing expense	(2,929)	(2,282)	(7,719)	(7,126)
Interest income	126	111	356	339
Other (expense) income, net	229	111	710	(561)
Gain (loss) on discharge of debt	—	—	—	(3,182)

Net loss	(3,772)	(6,071)	(13,722)	(23,619)

Dividends and accretion on preferred stock	169	202	499	202

Net loss attributable to common stock	$(3,941)	$(6,273)	$(14,221)	$(23,821)

Basic and diluted loss per common share	$(0.08)	$(0.13)	$(0.29)	$(0.79)

Weighted average common shares outstanding — basic and diluted	48,705,375	48,678,296	48,700,102	30,030,850

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

			ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	ACCUMULATED OTHER COMPREHENSIVE INCOME	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	COMMON STOCK

	SHARES	AMOUNT

Balance, September 30, 2005	48,697,465	$487	$207,314	$—	$5,197	$(118,695)	$94,303
Stock-based compensation	—	—	1,656	—	—	—	1,656
Amortization of warrants	—	—	96	—	—	—	96
Comprehensive Loss:
Net loss	—	—	—	—	—	(6,046)	—
Accretion on preferred stock	—	—	—	—	—	(164)	—
Foreign currency translation adjustments	—	—	—	—	(567)	—
Total Comprehensive Loss	—	—	—	—	—	—	(6,777)

Balance, December 31, 2005	48,697,465	487	209,066	—	4,630	(124,905)	89,278
Stock-based compensation	—	—	276	—	—	—	276
Amortization of warrants	—	—	96	—	—	—	96
Comprehensive Loss:
Net loss	—	—	—	—	—	(3,904)	—
Accretion on preferred stock	—	—	—	—	—	(166)	—
Foreign currency translation adjustments	—	—	—	—	252	—	—
Total Comprehensive Loss	—	—	—	—	—	—	(3,818)

Balance, March 31, 2006	48,697,465	487	209,438	—	4,882	(128,975)	85,832
Exercise of stock options	9,751	—	4	—	—	—	4
Stock-based compensation	—	—	20	—	—	—	20
Amortization of warrants	—	—	32	—	—	—	32
Comprehensive Loss:
Net loss	—	—	—	—	—	(3,772)
Accretion on preferred stock	—	—	—	—	—	(169)
Foreign currency translation adjustments	—	—	—	—	980	—
Total Comprehensive Loss	—	—	—	—	—	—	(2,961)

Balance, June 30, 2006	48,707,216	$487	$209,494	$—	$5,862	$(132,916)	$82,927

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	JUNE 30, 2006	JUNE 30, 2005
Cash Flows From Operating Activities
Net Loss	$(13,722)	$(23,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,046	14,000
Provision for uncollectible receivables	61	260
Loss (gain) on debt discharge	—	3,182
Loss on impairment of assets	42	—
Loss on sale of equipment	—	913
Expense in connection with issuance of warrants	224	65
Stock-based compensation	1,952	—
Amortization of deferred compensation and issuance of common stock in litigation settlement	—	350
Changes in assets and liabilities (net of acquisition):
Decrease (increase) in accounts receivable	(819)	(4,205)
Decrease (increase) in prepaid expenses and other current assets	(1,578)	924
Decrease (increase) in other assets	902	(369)
Increase (decrease) in accounts payable	34	652
Increase (decrease) in accrued liabilities	534	(830)
Increase in accrued interest	5,799	5,644
Other	(1,960)	(291)

Net Cash Provided by (Used in) Operating Activities	9,515	(3,324)

Cash Flows From Investing Activities
Proceeds from (investments in) short-term and long-term investments	65	4,243
Proceeds from restricted cash and investments	13	223
Proceeds from sale of marketable securities	—	594
Proceeds from fiber optic exchange	1,960	—
Net cash proceeds from Neon acquisition (note 3)	—	2,726
Purchase of property, plant and equipment	(19,174)	(11,752)

Net Cash Used in Investing Activities	(17,136)	(3,966)

Cash Flows From Financing Activities
Issuance of 9% Senior Notes	5,000	—
Proceeds from exercising of options	4	—
Repayment of mortgage payable and capital lease obligation	(431)	(559)

Net Cash Provided by (Used in) Financing Activities	4,573	(559)

Effect of Exchange Rates Changes on Cash and Cash Equivalents	64	201

Decrease in Cash and Cash Equivalents	(2,984)	(7,648)
Cash and Cash Equivalents, Beginning of Period	9,011	12,075

Cash and Cash Equivalents, End Period	$6,027	$4,427

Supplemental disclosure of cash flow information:
Issuance of 11% Senior Notes as payable interest in kind	$7,420	$6,685

Non cash financing activities:

Capital leases entered into	$—	$327

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

The Company has historically experienced negative cash flow from operations and has incurred net losses. For the nine month period ended June 30, 2006, the Company had a net loss attributable to common stockholders of $14,221 and an accumulated deficit of $132,916. The Company’s ability to generate positive cash flows from operations and achieve profitability is dependent upon its ability to grow its revenue while maintaining its current cost structure and network efficiencies. However, there can be no assurance that we will be successful in achieving sufficient profitability, attracting new customers, increasing our revenue levels or reducing our outstanding indebtedness. If the Company fails to generate sufficient cash flow, the Company may have to take drastic steps to meet its liquidity needs. Such steps may include the reduction of our headcount, the consolidation, elimination or sale of facilities, the termination of low margin customers and the negotiation with our creditors to restructure our indebtedness, including, but not limited to, our 11% and 9% senior notes.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company have been prepared by the Company according to U.S. generally accepted accounting principles for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2006 and the nine month period then ended. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 2005 Form 10-K. The results of operations for the nine month period ended June 30, 2006 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2006.

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

On October 1, 2005 (the first day of our 2006 fiscal year), the Company adopted SFAS 123(R). The provisions of SFAS 123(R) became effective the first annual reporting period beginning after June 15, 2005. We adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the Company’s adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company’s stock based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three and nine months ended June 30, 2005:

	For the Three Months Ended June 30, 2005	For the Nine Months Ended June 30, 2005
Net loss, as reported attributable to common stockholders	$(6,273)	$(23,821)
Add: Stock-based employee compensation expense included in reported net loss	35	9

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(107)	(344)

Pro forma net loss attributable to common stockholders	$(6,345)	$(24,156)

Loss per share attributable to common stockholders
Basic and diluted earnings per share — as reported	$(0.13)	$(0.79)

Basic and diluted earnings per share — pro forma	$(0.13)	$(0.81)

Beginning with our 2006 fiscal year, with the adoption of SFAS 123(R), we included stock based compensation in selling, general and administrative expense for the cost of stock options. Stock based compensation expense for the nine months ended June 30, 2006 was $1,952 which includes the expense of $1,608 associated with the hiring of Ted S. Lodge as Chairman of the Company’s board of directors and as Executive Chairman of the Company (as previously disclosed in the form 8-K filed on November 3, 2005).

Under SFAS No. 123(R) the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED

	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005

Expected life (in years)	--	--	3.0	3.0
Risk-free interest rate	--	--	4.5%	4.3%
Volatility	--	--	163%	93%
Dividend yield	--	--	0.0%	0.0%

During the nine months ended June 30, 2006, the Company granted approximately 1,143,000 options with an exercise price of $2.75 per share to various employees. Included in this figure were options granted to Mr. Lodge during the three-month period ended December 31, 2005 to purchase 1,000,000 shares of its common stock.

Stock based compensation expense for the three months ended June 30, 2006 was $20. No options to purchase the Company’s stock were granted during this same period.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle.

SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 will depend on the accounting change, if any, in a future period.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

or subject to a remeasurement event after the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material effect on its results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the implementation of SFAS No. 156 and whether it will have a material impact on our financial position, results of operations or cash flows.

NOTE 3 — ACQUISITION OF NEON COMMUNICATIONS, INC.

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

$112,862

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following unaudited pro forma combined results of operations assume that the acquisition occurred on October 1, 2005. This unaudited information should not be relied upon as necessarily being indicative of future results.

FOR THE NINE MONTHS ENDED

JUNE 30, 2005

Revenue	$87,120
Net loss	(24,428)

Basic and diluted net income per common share
Pro-forma	$(0.50)

Weighted average common shares outstanding — basic and diluted	48,639,631

The following unusual and non-recurring items were included in the pro forma results:

FOR THE NINE MONTHS ENDED

JUNE 30, 2005

Loss on debt discharge (Globix)	$(3,182)

NOTE 4—SEGMENT INFORMATION

Since the acquisition of NEON on March 7, 2005, the Company evaluates its results of operations based on two reportable segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Prior to March 7, 2005, the Company evaluated its operations based on one reportable segment.

Operating results and assets information by reportable segment:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED

	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005

Revenues:
Globix	$16,292	$15,973	$48,612	$49,311
NEON	17,123	13,242	48,601	16,465
Corporate	—	—	—	—

Consolidated	$33,415	$29,215	$97,213	$65,776

Operating loss:
Globix	$199	$(1,166)	$(236)	$(4,685)
NEON	1,550	1,004	5,855	802
Corporate	(2,947)	(3,849)	(12,688)	(9,206)

Consolidated	$(1,198)	$(4,011)	$(7,069)	$(13,089)

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	JUNE 30, 2006	JUNE 30, 2005

Total assets:
Globix	$110,311	$119,830
NEON	145,921	142,284

Consolidated	$256,232	$262,114

	JUNE 30, 2006	JUNE 30, 2005

Fixed assets:
Globix	$85,079	$90,767
NEON	122,401	116,928

Consolidated	$207,480	$207,695

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Operating results and assets information by geographic area:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED

	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005

Revenues:
United States	$26,417	$22,206	$77,375	$43,714
Substantially United Kingdom	6,998	7,009	19,838	22,062

Consolidated	$33,415	$29,215	$97,213	$65,776

Operating loss:
United States	$(1,854)	$(4,586)	$(8,946)	$(15,376)
Substantially United Kingdom	656	575	1,877	2,287

Consolidated	$(1,198)	$(4,011)	$(7,069)	$(13,089)

	JUNE 30, 2006	JUNE 30, 2005

Total assets:
United States	$222,032	$226,788
Substantially United Kingdom	34,200	35,326

Consolidated	$256,232	$262,114

	JUNE 30, 2006	JUNE 30, 2005

Fixed assets:
United States	$183,753	$182,542
Substantially United Kingdom	23,727	25,153

Consolidated	$207,480	$207,695

Although the Company operates in two reportable segments, there are 6 major service lines as listed below with Co-location services being offered in both segments. The breakdown of revenues for each service line is as follows:

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED

	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005

Internet Hosting and Co-Location	$9,533	$7,072	$25,747	$19,579
Managed Services	4,841	5,239	15,294	16,211
Network Services and Internet Access	2,323	3,809	8,383	11,823
Lit fiber services	15,338	11,439	43,561	14,216
Dark fiber services	1,245	1,382	3,571	1,726
Hardware and Software Sales and Other	135	274	657	2,221

Revenue, net	$33,415	$29,215	$97,213	$65,776

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 5—COMPREHENSIVE LOSS

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED

	JUNE 30, 2006	JUNE 30, 2005	JUNE 30, 2006	JUNE 30, 2005

Net loss attributable to common stockholders	$(3,941)	$(6,273)	$(14,221)	$(23,821)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities available for sale	—	(2)	—	1,045
Foreign currency translation adjustment	980	(1,016)	665	175

Comprehensive loss	$(2,961)	$(7,291)	$(13,556)	$(22,601)

NOTE 6 — COMMITMENTS AND CONTINGENT LIABILITIES

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

On May 2, 2006 the Company entered into an agreement with a major leasing company for a 30 month equipment lease line for up to $3 million and a second agreement with another company for a 24 month equipment lease for up to $1.3 million. As of June 30, 2006 the Company had utilized $1.1 million of the $3 million line for equipment leases and none of the $1.3 million dollar line. The terms of the first equipment lease line do not meet any one of the four necessary criteria established in SFAS No. 13, “Accounting for Leases” that would allow the Company to capitalize the equipment received through these leases and, as such, the costs related to these leases are being recorded as operating expenses.

In January 2005 the Company filed a general unsecured claim in the bankruptcy proceeding involving Universal Access, Inc. (the “Claim”) pending in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division. Universal Access, Inc. objected to the Claim. The Company and Universal Access, Inc. negotiated a settlement on June 26, 2006 whereby the Company has been allowed a general unsecured claim of $1.2 million. This settlement has been approved by the Bankruptcy Court and distributions will be made to the Company, in the future, in accordance with the provisions of the “Second Amended Liquidating Ch 11 Plan Jointly Proposed by Universal Access Global Holdings Inc., Universal Access, Inc., Universal Access of Virginia, Inc., Universal Access Communications Inc. and Tri-Quad Enterprises, Inc., Debtors-In-Possession, And By the Official Committee of Unsecured Creditors” as approved by the Bankruptcy Court. As a result of this settlement, the bad debt reserve the Company established in a prior fiscal year for Universal Access was reversed in the amount of $0.6 million in the three-months ended June 30, 2006.

In May 2006 the Company was served with a complaint in an action entitled Media Express USA, Ltd. V. Globix Corporation which is pending in the New York County Supreme Court. The complaint seeks a total of $0.5 million on two causes of action based on a claim that the Company failed to provide plaintiff with certain contracted-for services. The Company has filed an answer denying the material allegations of the complaint and is asserting numerous defenses.

In July 2006 the Company settled for $0.1 million a Massachusetts state court action against CC&F Lincoln Street, LLC (“Lincoln Street”). The Company had been granted a default judgment in 2004 in a suit it had brought on a note that had been issued by Lincoln Street as part of a settlement involving a lease between the Company and Lincoln Street.

Other than noted above, there have been no developments in ongoing legal proceedings nor has any material litigation been commenced or threatened since the prior descriptions in Note 16 to the Consolidated Financial Statements in the 2005 Form 10-K, and the “Legal Proceedings” section of the 2005 Form 10-K.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Note 7 — DEBT FINANCING

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

NOTE 8 — DEBT FOR EQUITY EXCHANGE

As a condition to the closing of the acquisition of NEON, Globix exchanged $12.5 million in principal and accrued interest on its 11% senior notes in exchange for 4,545,455 shares of its common stock in private transactions pursuant to separate securities exchange agreements with certain holders of the 11% senior notes. LC Capital Master Fund Ltd., an entity affiliated with Steven Lampe, a member of the Board of Directors of Globix, exchanged $1.25 million in 11% senior notes for 454,545 shares of common stock. The debt for equity exchange resulted in a loss of $3.2 million in the quarter ended March 31, 2005. Following the exchange, Globix filed a registration statement covering the re-sale of the common stock issued in the debt for equity exchange. Under the debt for equity exchange agreements, the exchanging holders have the right to purchase an additional 22,728 shares of common stock at $2.75 per share as a result of the failure of the registration statement to become effective by July 6, 2005. The registration statement became effective on September 27, 2005.

NOTE 9 — PREFERRED STOCK

Globix has authorized 4,500,000 shares of 6% Series A Cumulative Convertible Preferred Stock (“preferred stock”), of which 2,971,753 shares were issued in the acquisition of NEON. Each share of preferred stock is convertible into one share of common stock at the option of the holder, is entitled to one vote, has a liquidation preference of $3.60 per share plus accrued dividends, and is senior to the common stock of Globix. Dividends are payable semi-annually at a rate of $0.11 per share when and if declared by the Board of Directors. At the option of Globix, dividends are payable in cash or additional shares of preferred stock. At the option of Globix, shares of preferred stock can be redeemed in whole or in part at $3.82 per share, plus accrued dividends, in 2006, $3.71 per share, plus accrued dividends, in 2007 and $3.60 per share, plus accrued dividends, thereafter. In the event of a change of control, as defined, each holder of preferred stock can require Globix to purchase such holder’s shares of preferred stock for a price equal to $3.64 plus accrued and unpaid dividends to the purchase date. As of June 30, 2006, a dividend of $0.9 million in the aggregate, payable in either cash or additional shares of preferred stock at $3.60 per share, had accrued on the outstanding shares of preferred stock.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 10 — WARRANTS ISSUED

As of May 1, 2005, Globix issued a warrant to Further Lane Asset Management, LLC to purchase 250,000 shares at a purchase price of $4.00 per share in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, in exchange for financial advisory services to be provided to Globix by Further Lane. One twelfth of the warrants become exercisable in each month so that all warrants were vested on May 1, 2006. The warrants expire on May 1, 2008.

NOTE 11 — FIBER OPTIC EXCHANGE

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

          This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to various risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results to differ materially from our expectations. Forward-looking statements are generally identified by the use of forward-looking words or phrases such as “anticipates,” “intends,” “expects,” “believes,” “estimates,” or words or phrases of similar import. Among the factors that could cause our results to differ from those anticipated are our high degree of leverage and history of operating losses, our ability to retain existing customers and attract new customers, our ability to achieve cost-savings and generate positive cash flow, risks associated with potential acquisitions and divestitures and other factors affecting our business generally. Such factors are more fully described herein and in our Annual Report on Form 10-K for the year ended September 30, 2005, which should be considered in connection with a review of this report. For a general discussion of risks affecting our business, see “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2005 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

On December 13, 2005, we issued and sold $5 million in principal amount of our 9% senior secured notes due May 1, 2008. For further information about the terms of this financing, see Note 7 of the financial statements.

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

OTHER— This business line includes hardware and software sales and other non-recurring revenue from our Globix business segment. Hardware and software sales are typically tied to agreements to provide recurring services such as hosting, network services and managed services.

Our Globix business segment includes all of our Internet services except for co-location services that are provided at various locations along our fiber optic network, which we include in our NEON business segment. Our NEON business segment includes lit and dark fiber services utilizing our fiber optic network, and co-location services along this network.

OVERVIEW: STRATEGY

Our operational strategy is to seek to grow profitably by selling a more profitable mix of business and continuing our investment in revenue supporting infrastructure. Our transport business has experienced consistent revenue growth and profitability improvement over the past year through success based investments to meet the growing needs of our customers. To the extent the company has the financial resources to continue making these investments it will do so. Our transport business will continue to focus on selling into the carrier and large enterprise markets. Within these segments our key customer targets are wireless providers, competitive local exchange carriers (CLECs), inter-exchange carriers, financial services providers and universities.

In our hosting business we continue to be focused on improving the cost structure, selling a more profitable mix of services, and making limited investments in infrastructure enhancements. In addition, we may seek to consolidate operations and reduce our exposure to less profitable markets. The target market for the hosting segment is small to medium size businesses, and the company seeks to optimize its profitability with each customer by offering them a package of services that includes co-location, internet access and managed services.

Although the acquisition of NEON and the concurrent debt for equity exchange increased our revenues and asset base and reduced the total amount of our indebtedness, we remain highly leveraged. Our board of directors elected to pay annual accrued interest of approximately $7.4 million on the 11% senior notes through the issuance of additional notes effective on May 1, 2006. Interest on the 11% senior notes must be paid in cash on May 1, 2007.

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

COST OF REVENUE

Cost of revenue for Internet services consists primarily of telecommunications costs for Internet access and managed hosting, payroll and occupancy which we incur in support of our network operations, systems and customer services and the cost of hardware and software purchased for resale to customers. Payroll costs allocated to cost of revenue are based on the primary activity of the department such as maintaining the network, customer support and systems operations. Occupancy and utility costs allocated to cost of revenue are based primarily on the square footage of our various facilities. Cost of revenue excludes depreciation and amortization. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to Globix’s network, leased line and associated costs related to connecting with Globix’s peering partners and costs associated with leased lines connecting Globix’s facilities to its backbone and aggregation points of presence.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT RESERVE

At each reporting period we evaluate on a specific basis the economic condition of our customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the questionable amount. We also maintain a general bad debt reserve, which is based on the aging of our customers’ receivables. In addition, during each reporting period we must make estimates of potential future credits, which will be issued in respect of current revenues. We analyze historical credits and changes in customer demands regarding our current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, we reserve the estimated credit amount against revenues in the current period. As of June 30, 2006 and September 30, 2005 the balance of bad debt reserve amounted to approximately $2.2 million and $2.0 million, respectively.

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

QUARTER ENDED JUNE 30, 2006 COMPARED TO THE QUARTER ENDED JUNE 30 2005

REVENUE, NET. Revenue for the three-month period ended June 30, 2006 increased 14.4%, or approximately $4.2 million, to $33.4 million from $29.2 million for the three-month period ended June 30, 2005.

Revenues for the major service lines were as follows. Revenue from Internet Hosting and Co-Location increased by $2.4 million, or 34.8%, to $9.5 million in the quarter ended June 30, 2006, compared to $7.1 million in the same period in fiscal year 2005. This revenue growth has been driven by favorable pricing trends in the segment and increasing fill rates at our data centers. Revenue from Network Services and Internet Access decreased by $1.5 million, or 39.0%, to $2.3 million in third fiscal quarter of 2006 compared to $3.8 million in the third fiscal quarter of 2005, due to increased competition and associated price pressures for these services. Revenue from Hardware and Software Sales and Other decreased by $0.2 million to $0.1 million in the three-month period ended June 30, 2006, compared to $0.3 million in the same period in fiscal year 2005, due to a decrease in Hardware sales and increased focus on recurring revenues as opposed to one time hardware revenues. Revenue from Managed Services decreased by $0.4 million, or 7.6%, to $4.8 million in the three-month period ended June 30, 2006, compared to $5.2 million in the same period in fiscal 2005. Revenue from Lit and Dark Fiber Services, services newly offered in 2005 as a result of the acquisition of NEON, were $15.3 million and $1.2 million in the three month period ended June 30, 2006, respectively, compared to $11.4 million and $1.4 million for the three month period ended June 30, 2005. The aggregate increase in revenue is the result of a focus on the Lit Fiber Services of our NEON segment. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

COST OF REVENUE. Cost of revenue for the quarter ended June 30, 2006 increased to $19.0 million from $16.8 million in the quarter ended June 30, 2005, an increase of $2.2 million. This increase in our cost of revenue is primarily related to our increase in revenues in the comparable quarters. Our gross margins for the three month period ended June 30, 2006 and 2005 were 43.3% and 42.7% respectively. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by $1.3 million to $9.2 million for the quarter ended June 30, 2006 as compared to $10.5 million for the quarter ended June 30, 2005. Employee related costs and professional fees decreased by $1.6 million for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. This was offset in part by an increase in rent and utilities costs. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the three month period ended June 30, 2006 were $6.5 million compared to $6.0 million in the same quarter in fiscal year 2005. This increase of $0.5 million is primarily the result of the increase of depreciable assets during the three month period ended June 30, 2006.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the quarter ended June 30, 2006 was $2.9 million, compared to $2.3 million for the quarter ended June 30, 2005, as a result of our higher average outstanding balance of the 11% senior notes during the three month period ended June 30, 2006 compared to the same period in 2005.

INTEREST INCOME. Interest income for the quarter ended June 30, 2006 was relatively flat at $0.1 million, compared to $0.1 million for the quarter ended June 30, 2005.

OTHER INCOME/EXPENSE, NET. Other income for the quarter ended June 30, 2006 was $0.2 million, compared to $0.1 million for the quarter ended June 30, 2005. The variance of $0.1million is primarily the result of the rental income from tenants at our 139 Centre Street building during the quarter ended June 30, 2006.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported net loss attributable to common stockholder of $3.9 million, or $0.08 basic and diluted loss per share, for the three month period ended June 30, 2006 as compared to a net loss of $6.3 million, or $0.13 basic and diluted loss per share for the same period in 2005.

NINE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2005

REVENUE, NET. Revenue for the nine-month period ended June 30, 2006 increased 47.8%, or approximately $31.4 million to $97.2 million from $65.8 million for the nine-month period ended June 30, 2005. Excluding $32.1 million of revenue as a direct result of the Neon acquisition, revenue for the nine-month period ended June 30, 2006 decreased by 1.4%, or approximately $0.7 million, compared to the nine-month period ended June 30, 2005.

Revenues from the major service lines were as follows. Revenue from Internet Hosting and Co-Location increased by $6.1 million, or 31.7%, to $25.7 million in the nine-months ended June 30, 2006, compared to $19.7 million in the same period in fiscal year 2005. Approximately $1 million of the increase is a result of Neon revenue. The remainder of the growth is driven by favorable pricing trends in the segment and increasing fill rates at our data centers. Revenue from Network Services and Internet Access decreased by $3.4 million, or 29.1%, to $8.4 million in the nine-months ended June 30, 2006, compared to $11.8 million in the same period of fiscal year 2005, due to increased competition and associated price pressures for these services. Revenue from Hardware and Software Sales and Other decreased by $1.5 million to $0.7 million in the nine-month period ended June 30, 2006 compared to $2.2 million in the same period in fiscal year 2005, which resulted primarily from a decrease in Hardware sales due to an increased focus on recurring revenues. Revenue from Managed Services decreased by $0.9 million, or 5.2%, to $15.3 million in the nine-month period ended June 30, 2006 compared to $16.2 million in the same period in fiscal 2005. This decrease is the result of our focus on improving our core Internet Hosting and Co-Location business. Revenue from Lit and Dark Fiber Services were $43.6 million and $3.6 million, respectively, for the nine months ended June 30, 2006 compared to $14.2 million and $1.7 million, respectively, for the nine months ended June 30, 2005. The improvements in these service lines are the result of a full nine months of operation in 2006. The above analysis includes the negative effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $1.1 million on our revenue for the nine-months ended June 30, 2006 over the nine-months ended June 30, 2005.

COST OF REVENUE. Cost of revenue for the nine-months ended June 30, 2006, increased to $53.5 million from $37.9 million in the nine-months ended June 31, 2005. $16.9 million of the increase is the direct result of our acquisition of Neon on March 7, 2005. The remaining decrease of approximately $1.2 million was primarily attributable to our change in sales strategy and the related decrease in hardware sales period over period. Our gross margins including the impact of the Neon acquisition for the nine-month period ended June 30, 2006 and 2005 were 44.9% and 42.4% respectively. Foreign exchange rates between the U.S. dollar and the British Pound did not have a material effect on the aforementioned analysis.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $32.7 million as compared to $27.0 million for the nine-months ended June 30, 2006 and 2005 respectively. This included a $4.9 million increase of selling, general and administrative expenses from Neon. The remaining increase of $0.8 million is primarily the result of an increase in professional fees and utilities in the nine-months ended June 30, 2006 as compared to the same period in fiscal year 2005. The above analysis includes the positive effect of foreign exchange rates between the U.S. dollar and the British Pound in the amount of approximately $0.6 million on our selling, general and administrative expenses for the nine-months ended June 30, 2006 over the nine-months ended June30, 2005.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the nine-month period ended June 30, 2006 were $18.0 million compared to $14.0 million in the same period in fiscal year 2005. This increase of $4.0 million is primarily the result of a full nine months of Neon operations in 2006.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the nine months ended June 30, 2006 was $7.7 million, compared to $7.1 million for the nine-months ended June 30, 2005, as a result of our higher average outstanding balance of the 11% senior notes during the nine-month period ended June 30, 2006 compared to the same period in 2005.

INTEREST INCOME. Interest income for the nine months ended June 30, 2006 was $0.4 million compared to $0.3 million for the nine-months ended June 30, 2005. The increase was primarily due to our newly implemented policy of overnight investment of our excess cash balances.

OTHER INCOME/EXPENSE, NET. Other income for the nine months ended June 30, 2006 was $0.7 million compared to other expense for the nine-months ended June 30, 2005 of $0.6 million. This difference included the recognition of a loss of $0.9 million on the sale of marketable securities during the nine-month period ended June 30, 2005.

GAIN (LOSS) ON DISCHARGE OF DEBT. Loss on discharge of debt for the nine-months ended June 30, 2005 was $3.2 million. The $3.2 million loss was the direct result of the debt for equity swap described in note 8 to the financial statements.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported net loss of $14.2 million, or $0.29 basic and diluted loss per share, for the nine-month period ended June 30, 2006 as compared to a net loss of $23.8 million, or $0.79 basic and diluted loss per share, for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, our negative working capital was $9,606 as compared to $8,378 as of September 30, 2005. The decrease in working capital as of June 30, 2006 was primarily due to the decrease in our cash and cash equivalents and an increase in our accrued liabilities, partially offset by an increase in our prepaid expenses.

Historically our cost structure in the Globix business segment exceeded our revenue base mainly due to high labor costs. This has led us to experience negative cash flows from operations and incur net losses. Our management believes that steps taken as part of our restructuring efforts to reduce facilities and personnel, combined with our ongoing efforts to derive efficiencies from our network have reduced our cash outflows, net of capital expenditures, to a level that approximates our cash inflows. We believe that this is supported by our current positive cash flows from operations.

Beginning in the second half of fiscal 2005, we experienced a demand for additional capital investment in the NEON business segment as well as unexpected operating costs and capital requirements in the Globix business segment. This led us to borrow $5 million in the first quarter of fiscal 2006 to meet our cash requirements.

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

As a result of the acquisition of NEON, we assumed commitments under standby letters of credit, issued primarily to secure certain leases, totaling approximately $7.1 million at June 30, 2006. We have no financial guarantees or other arrangements securing the obligations of any third parties or related parties other than our subsidiaries. Because of our limited cash resources and our limited access to capital markets, we may not be able to pursue further acquisitions and, in fact, may be forced to divest some or all of our businesses.

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

NINE MONTH PERIOD ENDED JUNE 30, 2006

As of June 30, 2006, we had cash and cash equivalents totaling approximately $6.0 million compared to approximately $4.4 million on June 30, 2005. This increase was mainly attributable to operating activities, investing activities and financing activities as described below.

OPERATING ACTIVITIES:

During the nine month period ended June 30, 2006, net cash provided by operating activities was approximately $9.5 million compared to $3.3 million used in operating activities during the same period in 2005. The improvement in our cash outflow is due mainly to the decrease in our loss from operations excluding depreciation and amortization and loss on impairment of assets. As part of our normal course of doing business we experienced changes in our accounts receivable, accounts payable, accrued liabilities and accrued interest, which in the aggregate did not have a material effect on our first nine months of fiscal 2006 operating cash flow.

INVESTING ACTIVITIES:

Net cash used in investing activities during the nine month period ended June 30, 2006 was $17.1 million. Approximately $19.2 million was used for capital expenditures, offset by proceeds of $2.0 million from AT&T from the fiber optic exchange.

FINANCING ACTIVITIES:

Net cash provided by financing activities during the nine month period ended June 30, 2006 was $4.6 million. This was the result of proceeds of $5.0 million from the issuance of our 9% senior notes and was partially offset by $0.4 million used for paying our scheduled mortgage and capital lease payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2006, $12.5 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

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

In January 2005 the Company filed a general unsecured claim in the bankruptcy proceeding involving Universal Access, Inc. (the “Claim”) pending in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division. Universal Access, Inc. objected to the Claim. The Company and Universal Access, Inc. negotiated a settlement on June 26, 2006 whereby the Company has been allowed a general unsecured claim of $1,150,000. This settlement has been approved by the Bankruptcy Court and distributions will be made to the Company, in the future, in accordance with the provisions of the “Second Amended Liquidating Ch 11 Plan Jointly Proposed by Universal Access Global Holdings Inc., Universal Access, Inc., Universal Access of Virginia, Inc., Universal Access Communications Inc. and Tri-Quad Enterprises, Inc., Debtors-In-Possession, And By the Official Committee of Unsecured Creditors” as approved by the Bankruptcy Court.

In May 2006 the Company was served with a complaint in an action entitled Media Express USA, Ltd. V. Globix Corporation which is pending in the New York County Supreme Court. The complaint seeks a total of $500,000 on two causes of action based on a claim that the Company failed to provide plaintiff with certain contracted-for services. The Company has filed an answer denying the material allegations of the complaint and is asserting numerous defenses.

In July 2006 the Company settled for $100,000 a Massachusetts state court action against CC&F Lincoln Street, LLC (“Lincoln Street”). The Company had been granted a default judgment in 2004 in a suit it had brought on a note that had been issued by Lincoln Street as part of a settlement involving a lease between the Company and Lincoln Street.

Other than noted above, there have been no developments in ongoing legal proceedings nor has any material litigation been commenced or threatened since the prior descriptions in Note 16 to the Consolidated Financial Statements in the 2005 Form 10-K, and the “Legal Proceedings” section of the 2005 Form 10-K.

ITEM 1A. RISK FACTORS

Except as otherwise disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, there have been no material changes since the 2005 Form 10-K

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

GLOBIX CORPORATION

By: /S/ Peter K. Stevenson

Peter K. Stevenson,
Chief Executive Officer

Date: August 8, 2006

By: /S/ Eric J. Sandman

Eric J. Sandman
Chief Financial Officer

Date: August 8, 2006