Form 10-K
period 2006-09-30
GLOBIX CORP
filed 2006-12-28
CIK 1003111

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006
Commission File No. 1-14168

Globix Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3781263
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2200 West Park Drive, Westborough, MA	01581
(address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code:	(508) 616-7800

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐                              Accelerated filer ☒                              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of March 31, 2006 the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported on the American Stock Exchange, was approximately $36.7 million (calculated by excluding shares owned beneficially by directors, named executive officers and other affiliates).

Number of shares of registrant’s common stock outstanding as of December 20, 2006 was 48,727,511.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of stockholders which is expected to be filed with the Securities and Exchange Commission not later than January 28, 2007, are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by January 28, 2007, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

GLOBIX CORPORATION

Table of Contents

Part I
	Item 1.	Business	1
	Item 1A.	Risk Factors	7
	Item 2.	Properties	14
	Item 3.	Legal Proceedings	14
	Item 4.	Submission of Matters To a Vote of Security Holders	14
Part II
	Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
	Item 6.	Selected Financial Data	16
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
	Item 8.	Financial Statements and Supplementary Data	30
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
	Item 9A.	Controls and Procedures	31
	Item 9B.	Other Information	34
Part III
	Item 10.	Incorporated by reference to the Registrant’s proxy statement for its 2006 Annual Meeting of Stockholders (except for information in response to Item 406 of Regulation S-K)	35
	Items 11-14.	Incorporated by reference to the Registrant’s proxy statement for its 2006 Annual Meeting of Stockholders	35
Part IV
	Item 15.	Exhibits and Financial Statement Schedules	36

Signatures			38

PART I

ITEM 1. BUSINESS

OUR COMPANY

For the majority of our fiscal year ending on September 30, 2006, our business was comprised of two business units. These units are referred to as our “hosting” and “transport” businesses. The transport business predominantly sells high capacity bandwidth over our fiber optic network to other companies within the telecommunications industry. The hosting business provided various Internet services to small to large businesses. The transport services are sold through our subsidiary NEON Communications, Inc. (‘NEON”) and the hosting services were sold through Globix Corporation and its subsidiaries Globix Hosting (UK) Limited and Globix Hosting LLC.

During 2006, we conducted a strategic review which led to the divestiture of our hosting business segment. The proceeds from the divestitures were used to pay down our outstanding debt, and leave us sufficient funds to support the current operations of our remaining transport business. As a result of the actions taken during the year ended September 30, 2006 and the following two months, we now are a company without any substantial long-term indebtedness focused on one business; transport services through our NEON subsidiary. We contemplate growing this business organically and by taking advantage of possible synergistic acquisition opportunities.

Our employees are located in New York, New York and Westborough, Massachusetts. Our principal executive offices are located, at 2200 West Park Drive, Westborough, MA 01581 and the telephone number for this office if (508) 616-7800. Through May 31, 2007 we will also maintain offices at 139 Centre Street, New York, New York 10013.

Although we maintain a website at www.globix.com, we do not intend that the information available through our website be incorporated into this annual report. Our SEC filings are available on our website. The public may read and copy any materials we file with the Securities and Exchange Commission (“SEC”) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. In addition, the SEC maintains an internet site that contains our reports, proxy, and information statements at www.sec.gov.

NEON Transport Business

NEON’s business strategy is to provide highly reliable data transport services and infrastructure to carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions, such as Boston, New York, Philadelphia, Newark, Baltimore, Washington, DC, Portland, Manchester Albany, Providence, Hartford, and smaller communities along our network routes. NEON focuses on providing and developing unique network connectivity solutions to customer locations as well as targeting Tier 2 and 3 markets such as Springfield, Worcester, White Plains, Hackensack, Vienna, Burlington and Portsmouth. This strategy has allowed NEON to avoid some of the competition and pricing pressures common in other segments of the telecommunications business.

Since its merger with Globix, NEON has experienced steady quarter over quarter revenue growth, increasing from $13.2 million in the third fiscal quarter of 2005, the first full quarter after the merger with Globix, to $17.8M in the fourth quarter of fiscal 2006, a 34.6% increase. Organic growth has come from and is expected to continue to come from the growing bandwidth needs of its existing customers and deeper penetration of existing markets, as well as expansion into new markets and adding new services and targeting new customers.

We will also seek to grow opportunistically through acquisition. In pursuing acquisitions, we will seek companies with similar business models where there are market and cost synergies. Our ability to complete transactions will be dependent on identifying appropriate parties and being able to put in place cost effective financing.

We offer the following services:

•

LIT FIBER TRANSPORT SERVICES – Over our fiber optic network, we deliver both electrical and optical transmission of signals on fiber optic telecommunications circuits that are dedicated to our customers. We install and maintain network equipment that powers, sends and receives the electrical and optical signals. Once network equipment is installed on a fiber, the network is considered to be “lit”. Specific service offerings include: SONET Private Line services at bandwidth levels including DS-3, OC-3, OC-12, OC-48, and OC-192; Wavelength (DWDM) services enabling flexible and scalable high capacity transport at 2.5 and 10 Gbps; and Ethernet services via dedicated, point-to-point connectivity offered as Fast Ethernet (FastE) at 50 or 100 Mbps and Gigabit Ethernet (GigE) at 600 or 1000 Gbps.

•

DARK FIBER SERVICES - In limited instances, we lease individual strands of fiber to customers. When leasing individual strands of fiber in this manner, we do not provide any of the network equipment that powers, sends and receives signals over the fibers. This service is referred to as a “dark” service as it does not yet have the ability to transmit electrical or optical signals. Our customers install and operate their own network equipment to create their own lit service.

•

CO-LOCATION SERVICES - We offer co-location solutions for customers who choose to own and maintain their own servers and or optronics, but require the physically secure, climate-controlled environment provided by our co-location facilities and connectivity to our network.

On March 7, 2005, Globix acquired NEON through the merger of a wholly owned subsidiary of Globix with and into NEON, resulting in NEON becoming a wholly owned subsidiary of Globix.

Globix Hosting Business

At the start of our fiscal year, we also operated our Globix hosting business which provided Internet services to small to large-sized businesses in a broad range of industries. These Internet services included Internet hosting and co-location, managed services, network services and Internet access. In September 2006, we sold all of our shares in Globix Hosting (UK) Limited, our London based hosting business and, in November 2006, we sold all of our shares in Globix Hosting LLC, our US hosting business. We no longer have a hosting business.

The hosting business operated Internet data centers in New York, New York; Santa Clara, California; and London England. This business offered co-location services for customers who owned and maintained their own computer servers but preferred the physically secure, climate-controlled environment provided by our Internet data centers and connectivity to our network. Through these divested businesses, we also offered hosting services in a dedicated server environment. The hosting services included providing integrated hardware usage, bandwidth, and managed computer services to meet customer-specific needs. The managed services included a wide-variety of maintenance administration, and problem resolution services for many popular operating systems, Internet network devices, software, security solutions, web-based applications, and streaming media services.

Strategic Transactions

In early 2006, we engaged The Bank Street Group, an investment banking firm, and GVA Williams, a real estate brokerage firm, to help our board of directors review strategic alternatives related to our businesses and properties. Over the course of a process conducted during the third and fourth quarters of fiscal 2006, we considered various proposals from numerous potential strategic partners. As a result of this process, we ultimately completed three separate transactions to sell our US hosting business, our UK hosting business, and the property where our New York City headquarters is located. We used a portion of the proceeds from these transactions to repay substantially all of our long term indebtedness.

On September 6, 2006, we closed the sale of our UK hosting business. The total sales price was $62 million, subject to various working capital adjustments. Of the total sales price, $3.1 million is being held in an escrow account until March 31, 2008 to cover potential indemnification claims. We also entered into a transition services agreement with the purchaser of the UK hosting business to provide certain services until mid-2007.

On September 29, 2006, we completed the sale of our building at 139 Centre Street, New York, New York. We received approximately $51.8 million in cash, after reducing the agreed $55 million fair market value of the property by $3.2 million in partial satisfaction of amounts owed to the former owner of the property on account of the sale. From this cash amount, we paid in full an existing mortgage, a remaining payment owed to the former owner of the property and other fees and expenses. The arrangements relating to the sale of this property include a lease permitting us to remain in the building until May 31, 2007 and to sublease a portion of the building to the acquirer of our US hosting business.

On October 20, 2006, we paid the entire $5 million principal amount of our 9% Senior Notes due 2008 as well as the accrued interest from October 1, 2006.

As of September 30, 2006, accounting criteria for the classification of our US hosting business had been met which resulted in the results of operations of the US hosting business being reported as discontinued operations for all periods presented and the assets and liabilities being reflected as held for sale at September 30, 2006. On November 1, 2006, we closed the sale of our US hosting business. The total sales price was $20 million, subject to various working capital adjustments. Of the total sales price, $2 million is being held in an escrow account until May 31, 2007 to cover potential indemnification obligations. We also entered into a transition services agreement with the purchaser of the US hosting business to receive and provide certain services until mid-2007. The buyer of our US hosting business agreed to assume responsibility for the transition services agreement entered into in connection with the sale of our UK hosting business.

Also on November 1, 2006, we discharged substantially all of our remaining obligations under our 11% Senior Notes due 2008 and associated interest payable under the terms of these Notes by depositing the sum of $ 76,165,002 with the Indenture Trustee, thereby redeeming the 11% Senior Notes in full. Globix continues to carry a liability of $3,158,437 which may become due under a reserve arrangement established in connection with our bankruptcy proceeding in 2002. Globix is working with the Indenture Trustee to determine how to dispose of any obligations under this escrow.

WHAT WE OFFER OUR CUSTOMERS

Our fiber network is primarily optical and consists of fiber optic communication paths for transmission of voice, data and video communications. Fiber optic systems use laser generated light waves to transmit voice, data and video in digital formats through ultra-thin strands of glass. Fiber optic systems are generally characterized by large circuit capacity, are resistant to external signal interference and connect directly to optical equipment.

We offer end-to-end fiber optic capacity utilizing bi-directional SONET ring architecture, which has the ability to route customer traffic in two directions around a ring, thereby minimizing service interruptions due to fiber cuts. Our network is continuously monitored on a 24-hour, 7 day a week basis from our network control center in Westborough, Massachusetts, to maintain quality control and to alert us of any degradation of signal or loss of fiber capacity and to identify locations of such difficulty, enabling us to repair or replace impaired fiber quickly.

We use rights-of-way and licenses from utilities for major portions of our network in the Northeast and mid-Atlantic regions. These utility rights-of-way and licenses provide rights to install cable in existing underground conduits and ducts or on existing towers and poles. Other forms of rights-of-way and licenses, such as those along roadways, require burying cables in trenches.

In 2003, NEON acquired all of the equity interests in Columbia Transmission Communications Corporation (“Columbia Transmission”). Columbia Transmission became a wholly owned subsidiary of NEON and was renamed NEON Transcom, Inc. NEON Transcom utilizes traditional rights-of-way, in the form of easement agreements, that were established with individual land owners by Columbia Transmission before it was acquired by NEON. This part of our network runs from New York City to the greater Washington, DC, area and represents a relatively small portion of our entire network. This part of the network provides a redundant section of network that parallels NEON’s original network from New York City to the Washington, DC areas.

Our network provides services to other telecommunications companies as well as customers such as financial institutions, colleges and universities. Our network enables these companies to link their network facilities that are geographically dispersed with primary or redundant connections in their networks. Our facilities also enable many of our customers to connect their networks directly into the premises of their customers.

Our network serves approximately 120 customers, including telephone company common carriers, wireless service providers, Internet infrastructure companies, international communication providers and other customers that are not telecommunications companies. Revenue from our network is derived principally from lit fiber services under contracts ranging from one to seven years that provide for monthly payments. Dark fiber service contracts have terms of approximately 20 years and generally provide for monthly payments. In addition, the contracts typically provide for outage related credits, a predetermined reduction or offset against the customer’s lease rate when a customer’s leased facility is non-operational or does not meet the customer’s operating parameters, and also typically require us to maintain adequate insurance coverage, including product liability coverage.

Our network’s customer base includes the following:

Wireless Communication Companies. Wireless companies typically require connections between their facilities, including their cell towers, to other network facilities such as an incumbent local exchange carrier’s central office. Microwave carriers typically require fiber optic capacity to replace microwave service as their primary source of communications capacity.

Incumbent Local Exchange Carriers and Independent Telcos. Incumbent local exchange carriers (which are traditional telephone companies) typically require some interstate network services for internal communications, signal control and operator services. Incumbent local exchange carriers also require intrastate network services to connect to their major network facilities, as well as their customers.

Facilities Based Interexchange Carriers. Interexchange carriers (which are companies providing long distance telephone service) typically require regional network services from their national network facilities to originate and terminate telecommunications traffic deeper into the customer base; redundant routing to ensure reliability in their networks; and additional capacity for their customers as minutes of use and IP bandwidth requirements increase.

Competitive Local Exchange Carriers. Competitive local exchange carriers (which are other telecommunications companies that are now allowed to compete with incumbent local exchange carriers) typically require interconnection between their local networks and extensions further into the community.

Internet Service Providers. Internet Service Providers (“ISP”) typically require distribution channels to interexchange carriers and local exchange carrier switches as well as interconnection to other ISP switches to provide access to the Internet to consumers and commercial customers via local networks.

Cable Television Companies. Cable companies typically require fiber optic capacity to upgrade their systems to higher speed bandwidths, which allow them to increase the number of channels available, add interactive programming and Internet and data transfer capabilities.

We also provide services to several international communications providers and non-carrier customers. We sell our services primarily through our own sales force.

GOVERNMENT REGULATION

Fiber Optic Network Business

The core business of our network is that of a carrier’s carrier and, therefore, the core business is not directly subject to common carrier regulation. Several of our subsidiaries, however, have been certified to provide common carrier services through their authorizations as competitive local exchange carriers, or CLECs. These authorizations for CLECs are granted by state governments, but subject these subsidiaries to regulation under the Communications Act of 1934, as amended by the Telecommunications Act of 1996 as well as state laws. The telecommunications industry as a whole is highly regulated by federal, state and local governments whose regulatory actions are often subject to judicial modification. In light of the changes that are occurring in the regulation of telecommunications, we cannot forecast whether or not we will be subject to additional regulation in the future.

Federal Regulation

Federal regulation has the greatest impact on the telecommunications industry and has undergone major changes in recent years as the result of the adoption by Congress of the Telecommunications Act of 1996 on February 8, 1996 ( “Telecommunications Act”). The Telecommunications Act is the most comprehensive reform of the nation’s telecommunications laws since the Communications Act of 1934 was enacted. The Telecommunications Act imposes a number of access and interconnection requirements on telecommunications carriers and on all local exchange providers, including competitive local exchange carriers, with additional requirements imposed on incumbent local exchange carriers. The Telecommunications Act provides a detailed list of items which are subject to these interconnection requirements, as well as a detailed set of duties for all affected carriers. All telecommunications carriers must interconnect with the facilities of other carriers and not install features that will interfere with the interoperability of networks.

After lengthy legal proceedings, the Federal Communications Commission (“FCC”) adopted revised guidelines implementing the interconnection and local competition provisions of the Telecommunications Act. To foster competition in the local exchange market, the FCC required incumbent local exchange carriers to offer unbundled access to their telecommunications networks to competitive local exchange carriers at cost-based rates, including access to dark fiber. In December of 2004, during its triennial review, the FCC restricted access to or eliminated some unbundled network elements (UNEs) such as dark fiber local loops. This decision has created both an opportunity and a challenge for us. As our NEON business has not used UNEs extensively in the past, this order has had only marginal impact on our current business. However, the elimination of UNEs could make it more challenging for us to cost-effectively expand into new markets. At the same time, this ruling provides the opportunity for us to sell lit services to carriers who need to replace lost UNEs.

Aside from the impact of this change, we believe that federal regulation does not affect our core business directly because it is not currently regulated as a common carrier under federal law. Federal law imposes certain legal requirements on common carriers who engage in interstate or foreign communication by wire or radio. These legal requirements apply to telecommunications carriers to the extent they engage in the provision of telecommunications services as defined by the Communications Act of 1934. Telecommunications carriers that provide telecommunications services and common carriers are essentially the same. Each provides communications services directly to the public or to some group of potential users on a nondiscriminatory basis subject to standardized rates, terms and conditions. We do not believe that our core business offers its fiber capacity in this manner, because we enter into individual agreements on a selective basis with prospective customers who use our services and facilities to support their own functions such as carrier’s carrier or common carrier’s services. We, therefore, do not believe that our core business’ provision of dark or lit fiber capacity constitutes telecommunications service or common carriage as defined by the FCC or under the common carrier provisions of the Communications Act of 1934. In our core business we provide lit and dark fiber on a private basis as a carrier’s carrier. It is possible, however, that the leasing of lit or dark fiber may become subject to further regulation under the Communications Act of 1934.

Accordingly, it is conceivable that the FCC would subject our provision of fiber capacity to common carrier regulation. In 1994, the U.S. Court of Appeals for the District of Columbia Circuit remanded to the FCC the question of the FCC’s authority to regulate dark fiber. In addition, the FCC has been petitioned by certain railroad, power and telecommunications associations, none of which are affiliated with us, to clarify the regulatory status of fiber capacity providers. To date, the FCC has not indicated an intention to rule on this remand.

If, and to the extent that, our NEON subsidiary were deemed to be a common carrier it would be required to comply with several regulatory requirements, including, but not limited to, the duty to:

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

As a provider of interstate telecommunications, NEON’s revenues from sales to customer that are end users are subject to contributions to the FCC’s Universal Service Fund. The Universal Service Fund is a fund that was established to ensure the availability of affordable basic telecommunications services. As a general matter, revenues received from other telecommunications carriers for fiber capacity NEON provides are not subject to contribution to the Universal Service Fund. However, NEON’s revenues from the provision of fiber capacity to telecommunications carriers who themselves are exempt from contributing to the Universal Service Fund because their contribution would be less than $10,000 would be subject to such contribution if the carrier notifies NEON that it is not contributing directly, in which case the carrier is considered to be an end user. In addition, if a carrier purchasing NEON’s capacity uses it for its own purposes, then NEON would be subject to such contribution for the revenue generated from that carrier because it too would be considered an end user. Because certain Internet service providers are deemed end users, NEON’s revenues received pursuant to fiber capacity leases to such entities would be subject to contributions to the Universal Service Fund. If such contribution would be less than $10,000, NEON would qualify for a de minimus exemption from contribution to the Universal Service Fund. The assessment rate is calculated quarterly and is currently set at 9.1% of gross end-user revenues. The assessment rate may be higher in subsequent years. However, the majority of NEON’s current revenue does not qualify as “end-user” revenue. NEON’s required contributions to the Universal Service Fund for the year ended December 31, 2005 and the nine-months ended September 30, 2006, were approximately $265,000 and $233,000, respectively. The FCC is currently reviewing its rules for recovery of Universal Service Fund contributions and evaluating who is required to contribute to the Universal Service Fund. The outcome of these proceedings could affect the amount NEON is required to contribute to the Universal Service Fund in the future.

State Regulation

The Telecommunications Act prohibits state and local governments from enforcing any law, rule or legal requirement that prohibits or has the effect of prohibiting any person from providing any interstate or intrastate telecommunications service. In addition, under current FCC policies, any dedicated transmission service or facility that is used more than 10% of the time for the purpose of interstate or foreign communication is subject to FCC jurisdiction to the exclusion of any state regulation. Notwithstanding these prohibitions and limitations, states regulate telecommunications services, through certification of providers of intrastate services (or competitive local exchange carriers), regulation of intrastate rates and service offerings, and other regulations and retain jurisdiction under the Telecommunications Act to adopt, on a competitively neutral basis, regulations necessary to preserve and advance universal service, protect the public safety and welfare, ensure the continued quality of telecommunications services and safeguard the rights of consumers. Accordingly, the degree of state involvement in local telecommunications services may be substantial.

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

We have implemented the procedures required by the DMCA and require our users to agree to an “acceptable use” policy which prohibits the use of our facilities for illegal purposes. There can be no assurance, however, that our procedures and acceptable use policy will shield us from liability. Despite enactment of the DMCA, the law relating to the liability of companies that provide Internet-related information carried on or disseminated through their networks remains largely unsettled. Claims could be made against us under currently existing or future laws in the United States or other jurisdictions for defamation, obscenity, negligence, copyright, trademark infringement or other legal theories based on the nature and content of the materials disseminated through our networks.

COMPETITION

The telecommunications industry is highly competitive, and we face substantial competition in the markets served by transport business. Many of our existing and prospective competitors have financial, managerial and other resources that are substantially greater than ours, as well as other competitive advantages, including established reputations in the communications market. Our current and projected competitors in this market generally fall into five segments:

Incumbent Local Exchange Carriers and Interexchange Carriers. Incumbent local exchange carriers include regional Bell operating companies, such as Verizon. Interexchange carriers include such companies as AT&T and Sprint. These communications carriers currently own or lease fiber optic networks in our service areas. Incumbent local exchange carriers and interexchange carriers dominate their respective local markets in the cities connected by our network.

National Long-Haul Fiber Carriers. Carriers such as Qwest Communications, Global Crossing and Level 3 Communications own or lease fiber optic networks in our service areas and employ advanced technology comparable to that of its network.

Regional Carriers. Regional carriers include Cavalier/Elantic and PPL Telecom.

Dark Fiber Providers. Providers of dark fiber include AboveNet, NEESCom (National Grid), NSTAR, FiberTech and Sunesys.

Metro Carriers. Metro carriers include RCN Commercial Division and FiberNet.

Wireless Carrier:Companies that offer transport services utilizing wireless technologies such as Gigabeam and 5th Avenue.

Some of the strategies we employ to offset these competitive forces include pursuing unique rights of way as well as targeting underserved markets within the Northeast and mid-Atlantic corridor.

TRADEMARKS AND PATENTS

We currently have five registered service marks and one service mark pending with the United States Patent and Trademark Office.

EMPLOYEES AND EMPLOYEE RELATIONS

As of September 30, 2006, we had approximately 282 full-time employees: all of whom worked in the United States. Following the sale of our US hosting business on November 1, 2006, we had 145 employees. In addition to our full-time employees, we also employ part-time personnel from time to time in various departments to meet fluctuations in work levels. None of our employees are covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. There are a number of important factors that could affect our business and future operating results, including without limitation, the factors set forth below. The information contained in this annual report should be read in light of such factors.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of losses which, if continued in the future, could eventually make us unable to meet our financial obligations.

We have experienced significant losses since we began operations. Though we had net income attributable to common stockholders in fiscal 2006 of $23,763,000, we had a loss from continuing operations of $24,504,000.

We may continue to need capital to maintain and upgrade our systems and support our operations.

We may require additional cash in order to expand the geographic coverage and the range of services offered by our fiber optic network in order to be competitive with other service providers and to meet customer demands. Historically NEON has expended substantial amounts on construction of this network from the proceeds of its financing activities and has generated negative cash flow. In fiscal 2006, we invested approximately $19.0 million in capital expenditures for our NEON business segment.

Failure to make needed capital investments in our fiber optic network business could result in a loss of revenues and customers and prevent us from being able to offer competitive services.

We may need new financing to fund our existing business and plans for expansion. We may not be able to secure financing on terms acceptable to us, if at all. Any new financing could contain terms that limit our financial and operating flexibility and place us at a competitive disadvantage.

While we have paid our previously outstanding 11% and 9% notes, we may need to borrow additional funds. There is no assurance that additional funding will be available and, if it is, what interest rate we will have to pay, or what other terms would be required of us.

Risks Related to Our Acquisition and Divestiture Strategy

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

•

acquisitions may cause a disruption in our ongoing business, distract our management and other resources and make it difficult to maintain the operations, organization and procedures of our company or the acquired business.

•	we may not be able to retain key employees of the acquired business or to maintain good relations with its customers or suppliers;

•	we may not be able to obtain financing to complete a transaction; and

•	we may not be able to identify and/or afford suitable acquisitions.

We may not be able to use some of our net operating losses for U.S. federal income tax purposes, which may increase our future tax liability.

Prior to our acquisition of NEON, changes in the ownership of NEON securities as a result of NEON’s 2002 plan of reorganization have caused there to be an annual limitation on the use of net operating loss carry forwards that arose prior to the effective date of NEON’s plan of reorganization. Similarly, changes in the ownership of Globix’s securities as a result of our 2002 plan of reorganization have caused there to be an annual limitation on the use of net operating loss carry forwards that arose prior to the effective date of Globix’s plan of reorganization. As a result of the merger with NEON and the open market divestiture of significant amounts of shares of Globix stock by former NEON shareholders, both Globix and NEON experienced ownership changes in March 2005 and April 2006, respectively. The availability of NOL carryforwards to reduce the Company’s future Federal income tax liability is subject to limitations under Section 382 of the Internal Revenue Code. Additional limitations on our ability to use net operating losses could increase our U.S. federal income tax liability.

We continue to have indemnification obligations and other possible post-closing liabilities relating to the hosting business we divested and the headquarters building we sold.

The agreements under which we sold our U.K. and U.S. hosting business and our 139 Centre Street sale provide for potential indemnification obligations and other possible post-closing liabilities. Funds have been escrowed under each of the hosting business transactions to cover remaining obligations and liabilities, but under limited circumstances we could be held liable for more than the escrowed amounts. Under the 139 Centre Street sale, we have a requirement to vacate the building by May 31, 2007 and would be subject to penalties if we failed to do so. We have not yet been released from all obligations related to real estate under lease with the US and UK hosting businesses, and there is the potential that full release will not be realized despite the buyers’ contractual obligations to obtain such releases.

Risks Related to Our Business Generally

Our revenues could decline significantly if we lose customers or if our existing customers reduce their level of spending on our services.

We may experience declines in revenues in the transport services business due to customers leaving us or staying with us but choosing to decrease their spending on our services.

Intense competition, overcapacity and a slow down in demand in the telecommunications market could also result in a decline in revenues in the fiber optic services business.

Continued declines in revenue could eventually result in an inability to meet our financial obligations.

Our largest five customers represent approximately 54.9% of our revenues from continuing operations in 2006.

While we expect to continue to provide service to these customers, if one or more of these customers were to discontinue service it could have a material effect on our revenues and results of operations.

If we are unable to maintain and upgrade our network and facilities, we could lose customers and revenues or be unable to offer competitive services.

A key element of our business strategy is the maintenance and upgrading of our facilities and network, which has required, and will continue to require, management time and the periodic expenditure of capital.

Our business could suffer from a loss of management personnel, which may reduce our efficiency and control over our operations and reduce our revenues or earnings.

Since our emergence from bankruptcy, we have undertaken a number of changes in management as well as reductions in staffing. As a result, our business has experienced a lack of continuity in management from time to time (and may continue to do so). Our ability to operate effectively depends largely on the experience, skills and performance of our senior management team. The loss or unavailability to us of any member of our senior management team may reduce our efficiency and control over operations and may reduce our revenues or earnings.

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

Our communications systems, network and infrastructure are vulnerable to physical damage, catastrophic outages, power loss, service limitations and other disruptions, which could result in immediate loss of revenues, payment of outage credits to our customers and, more importantly, the loss of customer confidence and business reputation.

Interruptions and service limitations in our fiber optic network services could result from natural disasters as well as power loss, our inability to acquire fuel for our backup generators, capacity limitations, software defects, breaches of security, telecommunications failure, terrorist attacks and similar events. We also lease telecommunications lines from local, regional and national carriers, whose service may be interrupted. Any damage, failure or limitation that interrupts or delays our operations or limits our ability to provide service could result in the loss of customers and revenues.

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

Our existing network relies on many third-party data communications and telecommunications providers. These carriers are subject to price constraints, including tariff controls, that in the future may be relaxed or lifted. Price increases or the lack of service availability and quality could increase the costs of maintaining our network and result in the loss of customers and revenues.

We may not be able to obtain hardware and software on the scale and at the times we need at an affordable cost, and failure to do so could cause us to lose customers or be unable to offer competitive service.

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

Approximately 31.3% of the cost of revenues of continuing operations for the year ended September 30, 2006 was derived from services provided by 3 major telecommunication carriers. While we believe that most of these services can be obtained from other alternative carriers, an interruption in service from one of these carriers or other suppliers could limit our ability to serve customers, which would adversely affect our results of operations.

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

The cost-effective expansion of our fiber optic network within the Northeast and mid-Atlantic regions is crucial to our business plan, and depends upon numerous factors beyond our control.

Our ability to achieve our strategic objectives depends in large part upon the expansion of our fiber optic network within the Northeast and mid-Atlantic regions. Significant changes in the competitive market in these regions could restrict our growth or ability to offer services in a cost-effective manner.

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

While we do not generally provide telecommunications directly to end-users and we are therefore generally exempt from contributing to the FCC’s Universal Service Fund, some of the customers of our fiber optic network are Internet service providers that are treated as end-users by the FCC. Our revenues from these customers are therefore currently subject to an assessment of 9.1%. Such assessments vary and may increase from quarter to quarter. If the annual contribution amount were less than $10,000, we would qualify for a de minimus exemption from contribution to the fund. NEON’s required contributions to the Universal Service Fund for the year ended December 31, 2005 and the nine months ended September 30, 2006 were approximately $264,000 and $233,000, respectively.

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

Risks Relating to Financial Accounting

Failure to hire and train sufficient finance and accounting resources could impact our ability to file timely financial reports.

During the fourth quarter of 2006 management identified a material weakness related to insufficient accounting and finance resources. As a result of the insufficient resources, we did not adequately address certain complex transactions and properly monitor internal controls. Management intends to hire additional accounting and finance employees to address this material weakness. In December 2006, we hired a new Vice President/Controller. We may not be able to hire and train sufficient finance and accounting personnel in a timely fashion, however. If we are unable to hire and train additional finance and accounting personnel, we may not be able to file timely financial reports. In such event, we would also continue to have ineffective internal controls over financial reporting and disclosure controls and procedures.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and disclosure controls and procedures and a report by our Independent Registered Public Accountants addressing these assessments. At September 30, 2006, management identified a material weakness resulting in ineffective internal controls over financial reporting and ineffective disclosure controls and procedures. Management concluded that additional resources were needed in the accounting and finance area to properly address complex accounting issues and properly monitor internal controls. Management also concluded that this material weakness contributed to an untimely and inadequate evaluation of general computer controls. Management intends to address this material weakness during fiscal year 2007. Until we adequately address this material weakness in internal control, we will be unable to conclude that we have effective internal controls over financial reporting and disclosure controls and procedures in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price and our ability to obtain financing if needed.

Risks Related to Our Common Stock

Because our common stock is thinly traded, prices are more likely to be volatile and it may be harder for our stockholders to sell any sizable number of shares.

Our common stock is currently traded on the American Stock Exchange but an active and liquid trading market has not fully developed and, if one does develop, it may not continue. The development of an active public trading market depends upon the existence of willing buyers and sellers and is not within our control. For these reasons, we cannot assure our stockholders that they will be able to resell shares of our common stock for a price that is equal to or greater than the price of our common stock on the date the stock is acquired.

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

ITEM 2. PROPERTIES

The NEON network and its component assets are the principal properties currently owned by NEON or with respect to which NEON has indefeasible rights of use and leases. NEON owns substantially all of the communications equipment currently utilized in its business and holds certain ownership interests in the cable comprising the NEON network. NEON’s installed fiber optic cable is laid along various rights-of-way and through the provisions of license agreements. Other fixed assets are located at various leased locations in geographic areas it serves.

NEON’s principal office is in Westborough, Massachusetts. NEON leases this space (approximately 23,500 square feet) pursuant to a lease that expires on October 31, 2007.

We believe that the facilities that we occupy are adequate for our current needs and that additional space will be available, either through leasing or purchasing, when needed.

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

On June 25, 2002, we entered into a Stipulation and Order with the lead plaintiffs in a class action lawsuit that had been brought against us and certain of our directors and officers. The Stipulation and Order provides that 229,452 shares of our common stock and $1,968,000 in aggregate principal amount of the 11% senior notes will be held in escrow pending the outcome of the class action lawsuit. If a judgment or settlement in the class action lawsuit had required us to pay an amount in excess of our liability insurance, we would have been required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of our common stock and the 11% senior notes being held in escrow. This lawsuit was settled in 2005 for less than our liability insurance. Accordingly, we expect to distribute the shares of common stock and 11% senior notes held in escrow to Globix security holders under the plan of reorganization.

In May 2006, we were served with a summons and complaint in an action entitled Media Express USA, Ltd. VS. Globix Corporation which is pending in the New York County Supreme Court. The complaint seeks $250,000 on each of two causes of action based on a claim that the Company failed to provide plaintiff with certain contracted-for services. We have filed an answer denying the material allegations of the complaint and asserting numerous defenses. We have significant strong legal defenses to the claims and no longer have direct liability since the claim was assigned as part of the sale of our US hosting business. The plaintiff has failed to appear for a properly noticed deposition.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

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

The following table sets forth the high and low closing sale prices for Globix common stock as reported on the American Stock Exchange or the OTC Bulletin Board, as applicable, for the periods indicated:

Fiscal 2005	High	Low

First Quarter	$3.71	$2.51
Second Quarter	$3.95	$3.15
Third Quarter	$3.60	$2.45
Fourth Quarter	$2.58	$1.96

Fiscal 2006	High	Low

First Quarter	$2.03	$1.23
Second Quarter	$2.75	$1.17
Third Quarter	$5.10	$2.70
Fourth Quarter	$4.97	$4.11

On December 1, 2006, there were 193 record holders of Globix common stock. In addition, the 2002 plan of reorganization provides that the 268 record holders of the common stock of Globix on the effective date of the plan will be entitled to receive, in exchange for claims in respect of such stock, their pro rata portion (which, under the terms of the Globix plan of reorganization, may be equal to zero) of 164,600 shares of the common stock following the effective date.

Other than payment of dividends on shares of our preferred stock that were cancelled pursuant to our plan of reorganization, we have not historically paid dividends, and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and expand our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board of directors deems relevant. It is not anticipated that cash dividends will be paid to the holders of our common stock in the foreseeable future.

Under our 6% series A cumulative convertible preferred stock issued in the NEON merger, dividends accrue (whether or not declared) on each June 15 and December 15 at a rate of 6% per annum on the liquidation value of $3.60 per share and when and if declared are payable either in cash or in shares of our common stock valued at $3.60 per share. As of June 15, 2006, a dividend of $838,000 had accrued on this preferred stock. To date no dividends have been paid.

In May 2005, the Company issued a warrant to Further Lane Asset Management, LLC to purchase 250,000 shares at a purchase price of $4.00 per share in a private transaction exempt from registration under Section 4(2) of the Securities Act of 1933, in exchange for financial advisory services to be provided to Globix by Further Lane. One twelfth of the warrants become exercisable in each month so that all warrants would become vested on May 1, 2006. All of the warrants, however, vested upon the early termination of the engagement of Further Lane Asset Management, LLC as of January 5, 2006. The warrants expire on May 1, 2008.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data as of and for the years ended September 30, 2006, September 30, 2005, September 30, 2004, September 30, 2003, five months ended September 30, 2002 and the seven months ended April 30, 2002 (Predecessor Company), have been derived from our audited consolidated financial statements and related notes. As a result of the decision to exit the hosting business, the results of the hosting operations have been reflected as discontinued operations.

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

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	SUCCESSOR COMPANY					PREDECESSOR COMPANY

	YEAR ENDED SEPTEMBER 30, 2006	YEAR ENDED SEPTEMBER 30, 2005*	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003	FIVE MONTHS ENDED SEPTEMBER 30, 2002	SEVEN MONTHS ENDED APRIL 30, 2002

Consolidated Statement of Operations Data:

Revenue	$66,429	$30,646	$—	$—	$—	$—
Operating costs and expenses:
Cost of revenues (excluding depreciation and amortization)	35,699	17,760	—	—	—	—
Selling, general and administrative	27,016	18,273	9,942	12,611	11,051	21,567
Loss on sale of corporate headquarters	3,803	—	—	—	—	—
Loss on impairment of assets	—	—	17,972	—	—	2,578
Restructuring and other charges (credits)	—	—	—	(1,020)	—	49,668
Depreciation and amortization	15,380	8,796	2,786	6,313	2,576	4,763

Total operating costs and expenses	81,898	44,829	30,700	17,904	13,627	78,576
Loss from operations	(15,469)	(14,183)	(30,700)	(17,904)	(13,627)	(78,576)
Interest and financing expense, net	(10,109)	(9,441)	(11,143)	(14,326)	(5,945)	(32,804)
Other income (expense)	1,074	(681)	2,011	1,891	(284)	42
Reorganization items	—	—	—	—	—	(7,762)
Fresh start accounting adjustments	—	—	—	—	—	(148,569)
Minority interest in subsidiary	—	—	—	—	—	5,778
(Loss) gain on debt discharge	—	(3,182)	1,747	6,023	—	427,066

(Loss) income from continuing operations before income taxes	(24,504)	(27,487)	(38,085)	(24,316)	(19,856)	165,175
Income tax expense	—	—	—	—	—	—

(Loss) income from continuing operations	(24,504)	(27,487)	(38,085)	(24,316)	(19,856)	165,175
Income (loss) from discontinued operations, net of income taxes of $0 (includes gain on disposal of discontinued operations of $46,213 in 2006)	48,937	(3,050)	(3,301)	(959)	(1,275)	(5,241)

Net income (loss)	24,433	(30,537)	(41,386)	(25,275)	(21,131)	159,934
Dividends and accretion on preferred stock	670	366	—	—	—	3,178

Net income (loss) attributable to common stockholders	$23,763	$(30,903)	$(41,386)	$(25,275)	$(21,131)	$156,756

Earnings (loss) per common share from continuing operations:
Basic	$(0.51)	$(0.80)	$(2.31)	$(1.48)	$(1.20)	$4.17

Diluted	$(0.51)	$(0.80)	$(2.31)	$(1.48)	$(1.20)	$3.41

Earnings (loss) per common share from discontinued operations:
Basic	$1.00	$(0.09)	$(0.20)	$(0.06)	$(0.08)	$(0.13)

Diluted	$1.00	$(0.09)	$(0.20)	$(0.06)	$(0.08)	$(0.11)

Earnings (loss) per common share attributable to common stockholders:
Basic	$0.49	$(0.89)	$(2.51)	$(1.54)	$(1.28)	$3.96

Diluted	$0.49	$(0.89)	$(2.51)	$(1.54)	$(1.28)	$3.30

Weighted average number of common and common equivalent shares outstanding:
Basic	48,702,886	34,734,506	16,460,000	16,460,000	16,460,000	39,618,856

Diluted	48,702,886	34,734,506	16,460,000	16,460,000	16,460,000	48,507,456

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA) (CONTINUED)

	SUCCESSOR COMPANY					PREDECESSOR COMPANY

	YEAR ENDED SEPTEMBER 30, 2006	YEAR ENDED SEPTEMBER 30, 2005*	YEAR ENDED SEPTEMBER 30, 2004	YEAR ENDED SEPTEMBER 30, 2003	FIVE MONTHS ENDED SEPTEMBER 30, 2002	SEVEN MONTHS ENDED APRIL 30, 2002

Other Consolidated Financial Data:
Net cash provided by (used in) operating activities	$10,923	$1,053	$(1,568)	$(12,188)	$3,679	$(59,684)
Net cash provided by (used in) investing activities	$82,848	$(3,480)	$42,177	$(858)	$(6,461)	$5,842
Net cash used in financing activities	$(14,754)	$(749)	$(53,423)	$(10,539)	$(2,279)	$(4,946)
Consolidated Balance Sheet Data:
Cash, cash equivalent, short-term investments and marketable securities	$88,127	$9,076	$20,158	$33,260	54,281
Restricted cash and investments	$10,637	$12,369	$4,737	$6,928	9,097
Working capital (deficiency)	$73,394	$(8,378)	$15,466	$28,449	42,421
Total assets	$259,220	$257,653	$138,542	$222,282	262,720
Current portion of long-term debt	$—	$564	$555	$1,510	1,520
Long-term debt, less current portion	$83,440	$90,039	$95,278	$140,389	151,274
Cumulative convertible preferred stock	$13,676	$13,006	$—	$—	—
Stockholders’ equity	$115,821	$94,303	$16,875	$53,351	72,547

* Includes the acquired assets and results of operations of NEON as of March 7, 2005.

ITEM 7. MANAGEMENT’S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the accompanying notes and “Item 6 - Selected Consolidated Financial Data” appearing elsewhere in this annual report. The following discussion contains forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our company and our industry. Our results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks and uncertainties discussed in “Item 1A - Risk Factors” and elsewhere in this annual report. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

OVERVIEW

For the majority of our fiscal year ending on September 30, 2006, our business was comprised of two business units. These units are referred to as our “hosting” and “transport” businesses. The transport business predominantly sells high capacity bandwidth over our fiber optic network to other companies within the telecommunications industry. The hosting business provided various Internet services to small to large businesses. The transport services are sold through our subsidiary NEON Communications, Inc. (‘NEON”) and the hosting services were sold through Globix Corporation and its subsidiaries Globix Hosting (UK) Limited and Globix Hosting LLC.

During 2006, Globix conducted a strategic review which led to the divestiture of our hosting business segment. The proceeds from the divestitures were used to pay down our outstanding debt, and leave us with sufficient funds to support the current operations of our remaining transport business. As a result of the actions taken during the year ended September 30, 2006 and the following two months, we now are a company without any substantial long-term indebtedness focused on one business; transport services through our NEON subsidiary. We contemplate growing this business organically and by taking advantage of possible synergistic acquisition opportunities.

Our employees are located in New York, New York and Westborough, Massachusetts. Our principal executive offices are located, at 2200 West Park Drive, Westborough, MA 01581 and the telephone number for this office if (508) 616-7800. Through May 31, 2007 we will also maintain offices at 139 Centre Street, New York, New York 10013.

NEON Transport Business

NEON’s business strategy is to provide highly reliable data transport services and infrastructure to carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions, such as Boston, New York, Philadelphia, Newark, Baltimore, Washington, DC, Portland, Manchester Albany, Providence, Hartford, and smaller communities along our network routes. NEON focuses on providing and developing unique network connectivity solutions to customer locations as well as targeting smaller metropolitan (Tier 2 and 3) markets such as Springfield, Worcester, White Plains, Hackensack, Vienna, Burlington and Portsmouth. This strategy has allowed NEON to avoid some of the competition and pricing pressures common in other segments of the telecommunications business.

Since its merger with Globix, NEON has experienced steady quarter over quarter revenue growth, increasing from $13.2 million in the third fiscal quarter of 2005, the first full quarter after the merger with Globix, to $17.8M in the fourth quarter of fiscal 2006, a 34.6% increase. Organic growth has come from and is expected to continue to come from the growing bandwidth needs of its existing customers and deeper penetration of existing markets, as well as expansion into new markets and adding new services and targeting new customers.

We will also seek to grow opportunistically through acquisition. In pursuing acquisitions, we will seek companies with similar business models where there are market and cost synergies. Our ability to complete transactions will be dependent on identifying appropriate parties and being able to put in place cost effective financing.

We offer the following services:

•

LIT FIBER TRANSPORT SERVICES – Over our fiber optic network, we deliver both electrical and optical transmission of signals on fiber optic telecommunications circuits that are dedicated to our customers. We install and maintain network equipment that powers, sends and receives the electrical and optical signals. Once network equipment is installed on a fiber, the network is considered to be “lit”. Specific service offerings include: SONET Private Line services at bandwidth levels including DS-3, OC-3, OC-12, OC-48, and OC-192; Wavelength (DWDM) services enabling flexible and scalable high capacity transport at 2.5 and 10 Gbps; and Ethernet services via dedicated, point-to-point connectivity offered as Fast Ethernet (FastE) at 50 or 100 Mbps and Gigabit Ethernet (GigE) at 600 or 1000 Gbps.

•

DARK FIBER SERVICES - In limited instances, we lease individual strands of fiber to customers. When leasing individual strands of fiber in this manner, we do not provide any of the network equipment that powers, sends and receives signals over the fibers. This service is referred to as a “dark” service as it does not yet have the ability to transmit electrical or optical signals. Our customers install and operate their own network equipment to create their own lit service.

•

CO-LOCATION SERVICES - We offer co-location solutions for customers who choose to own and maintain their own servers and or optronics, but require the physically secure, climate-controlled environment provided by our co-location facilities and connectivity to our network.

On March 7, 2005, Globix acquired NEON through the merger of a wholly owned subsidiary of Globix with and into NEON, resulting in NEON becoming a wholly owned subsidiary of Globix.

Globix Hosting Business

At the start of our fiscal year, we also operated our Globix hosting business which provided Internet services to small to large-sized businesses in a broad range of industries. These Internet services included Internet hosting and co-location, managed services, network services and Internet access. In September 2006, we sold all of our shares in Globix Hosting (UK) Limited, our London based hosting business and, in November 2006, we sold all of our shares in Globix Hosting LLC, our US hosting business. We no longer have a hosting business.

The hosting business operated Internet data centers in New York, New York; Santa Clara, California; and London England. This business offered co-location services for customers who owned and maintained their own computer servers but preferred the physically secure, climate-controlled environment provided by our Internet data centers and connectivity to our network. Through these divested businesses, we also offered hosting services in a dedicated server environment. The hosting services included providing integrated hardware usage, bandwidth, and managed computer services to meet customer-specific needs. The managed services included a wide-variety of maintenance administration, and problem resolution services for many popular operating systems, Internet network devices, software, security solutions, web-based applications, and streaming media services.

Strategic Transactions

In early 2006, we engaged The Bank Street Group, an investment banking firm, and GVA Williams, a real estate brokerage firm, to help our board of directors review strategic alternatives related to our businesses and properties. Over the course of a process conducted during the third and fourth quarters of fiscal 2006, we considered various proposals from numerous potential strategic partners. As a result of this process, we ultimately completed three separate transactions to sell our US hosting business, our UK hosting business, and the property where our New York City headquarters is located. We used a portion of the proceeds from these transactions to repay substantially all of our long term indebtedness.

On September 6, 2006, we closed the sale of our UK hosting business. The total sales price was $62 million, subject to various working capital adjustments. Of the total sales price, $3.1 million is being held in an escrow account until March 31, 2008 to cover potential indemnification claims. We also entered into a transition services agreement with the purchaser of the UK hosting business to provide certain services until mid-2007.

On September 29, 2006, we completed the sale of our building at 139 Centre Street, New York, New York. We received approximately $51.8 million in cash, after reducing the agreed $55 million fair market value of the property by $3.2 million in partial satisfaction of amounts owed to the former owner of the property on account of the sale. From this cash amount, we paid in full an existing mortgage, a remaining payment owed to the former owner of the property and other fees and expenses. The arrangements relating to the sale of this property include a lease permitting us to remain in the building until May 31, 2007 and to sublease a portion of the building to the acquirer of our US hosting business.

On October 20, 2006, we paid the entire $5 million principal amount of our 9% Senior Notes due 2008 as well as the accrued interest from October 1, 2006.

On November 1, 2006, we closed the sale of our US hosting business. The total sales price was $20 million, subject to various working capital adjustments. Of the total sales price, $2 million is being held in an escrow account until May 31, 2007 to cover potential indemnification obligations. We also entered into a transition services agreement with the purchaser of the US hosting business to receive and provide certain services until mid-2007. The buyer of our US hosting business agreed to assume responsibility for the transition services agreement entered into in connection with the sale of our UK hosting business.

Also on November 1, 2006, we discharged substantially all of our remaining obligations under our 11% Senior Notes due 2008 and associated interest payable under the terms of these Notes by depositing the sum of $ 76,165,002 with the Indenture Trustee, thereby redeeming the 11% Senior Notes in full. Globix continues to carry a liability of $3,158,437 which may become due under a reserve arrangement established in connection with our bankruptcy proceeding in 2002. Globix is working with the Indenture Trustee to determine how to dispose of any obligations under this escrow.

Company History

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

REVENUE RECOGNITION

Revenue in our NEON business consists primarily of lit fiber services, dark fiber services, and co-location. Revenue from our discontinued hosting operations consisted primarily of internet hosting, co-location, managed services, network services and Internet access.

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”), No. 104 “Revenue Recognition”.

The NEON business segment offers sales of lit fiber services (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by us) and longer term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by us) at fixed cost pricing over multi year terms. Revenues from fiber optic network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivables is reasonably assured. Amounts billed in advance of the service provided are recorded as deferred revenue. We also lease space to customers at our co-location facilities. Revenues from nonrecurring installation charges and design, engineering and construction services are recognized ratably over the multi-year network services terms to which the nonrecurring charges relate provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivables is reasonably assured.

The hosting business segment recognizes revenue when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectability is probable. SAB No. 104 expresses the view of the Securities and Exchange Commission’s staff in applying accounting principles generally accepted in the United States of America to certain revenue recognition issues. Under the provisions of SAB No. 104, set up and installation revenue are deferred and recognized over the estimated length of the customer relationship, which in the case of our Globix segment is approximately 36 months. Monthly service revenue under recurring agreements related to Internet hosting, co-location, network services, Internet access and managed services is recognized over the period that service is provided. Revenue derived from project or event type managed service engagements is recognized over the life of the engagement. Payments received in advance of providing services are deferred until the period that these services are provided.

COST OF REVENUE

Cost of revenue for fiber services consists primarily of right of way fees, dark fiber leases, real estate and co-location leases, purchase of last mile circuit services and network operations and maintenance costs. Right of way fees are paid primarily to utilities and public and private entities for the right to place fiber optic cable on their structures and property. Fiber leases are fees paid to other telecommunications providers for the use of their dark fiber over which we provide transport services. We lease real estate and co-location space to allow placement of network equipment to power our network. Last mile circuit services consist of services from other carriers and local phone companies to extend transport services beyond our network to a customer location. Network operations and maintenance consists primarily of labor, contractor services and utility costs.

Within our discontinued hosting operations, cost of revenue for Internet services consists primarily of telecommunications costs for Internet access and managed hosting, payroll and occupancy which we incur in support of our network operations, systems and customer services and the cost of purchased hardware and software. Payroll costs allocated to cost of revenue are based on the primary activity of the department such as maintaining the network, customer support and systems operations. Occupancy costs allocated to cost of revenue are based primarily on the square footage of our various facilities. Cost of revenue excludes depreciation and amortization. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to our network, leased line and associated costs related to connecting with our peering partners and costs associated with network services connecting our facilities to its network and aggregating network facilities.

INTANGIBLE ASSETS

Our intangible assets are as follows:

•	trademarks and trade name;

•	revenue backlog; and

•	customer contracts and relationships.

We amortize intangible assets by the straight-line method over their estimated useful lives. Trademarks and trade name are amortized over a period of 5 years, revenue backlog is amortized over 10 years and the customer contracts and relationships are amortized over 10 years.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are stated at depreciated historical cost adjusted for impairment and include fresh start adjustments. All identifiable assets recognized in accordance with fresh start accounting were recorded at the April 2002 effective date of the plan of reorganization based upon an independent appraisal. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:

YEARS

Buildings and buildings improvements	10	–	44
Computer hardware and software and network equipment	2	–	7
Fiber infrastructure	7	–	20
Office furniture and equipment	3	–	7

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

Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND CREDIT RESERVE

At each reporting period we evaluate on a specific basis the economic condition of our customers and their ability and intent to pay their debt. If such evaluation shows that it is probable that a customer will not settle his full obligation, a reserve against accounts receivable in general and administrative expense is recorded for the questionable amount. We also maintain a general bad debt reserve, which is based on the aging of our customers’ receivables. In addition, during each reporting period we must make estimates of potential future credits, which will be issued in respect of current revenues. We analyze historical credits and changes in customer demands regarding our current billings when evaluating credit reserves. If such analysis shows that it is probable that a credit will be issued, we reserve the estimated credit amount against revenues in the current period. As of September 30, 2006 and September 30, 2005 the balance of bad debt reserve amounted to approximately $0.9 million and $2.0 million, respectively.

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and reserves, for tax and accounting purposes. These differences result in deferred tax assets, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Management currently estimates that it is more likely than not that these assets will not be realized in the foreseeable future and, accordingly, a 100% valuation allowance is recorded against the deferred tax assets. Management estimates that no taxes will be due related to the gains recorded on the sale of the UK hosting business and the sale of the building at 139 Centre Street, New York, New York. As such no tax expense has been recorded on these transactions.

DISCONTINUED OPERATIONS

On September 6, 2006, we closed the sale of our UK hosting business. The total sales price was $62 million, subject to various working capital adjustments. Of the total sales price, $3.1 million is being held in an escrow account until March 31, 2008 to cover potential indemnification claims. We also entered into a transition services agreement with the purchaser of the UK hosting business to provide certain services until mid-2007. The pre-tax and after tax gain on the disposition of the UK hosting business was approximately $46.2 million. The results of operations of the UK hosting business are reflected as discontinued operations for all periods presented.

As of September 30, 2006, accounting criteria for the classification of our US hosting business had been met which resulted in the results of operations of the US hosting business being reported as discontinued operations for all periods presented and the assets and liabilities being reflected as held for sale at September 30, 2006. On November 1, 2006, we closed the sale of our US hosting business. The total sales price was $20 million, subject to various working capital adjustments. Of the total sales price, $2 million is being held in an escrow account until May 31, 2007 to cover potential indemnification claims. We also entered into a transition services agreement with the purchaser of the US hosting business to receive and provide certain services until mid-2007. The buyer of our US hosting business agreed to provide the services called for under the transition services agreement we had entered into in connection with the sale of our UK hosting business. The results of operations of the US hosting business are reflected as discontinued operations for all periods presented and the assets and liabilities are reflected as held for sale at September 30, 2006.

Revenue from discontinued operations, operating income from discontinued operations, and income/loss from discontinued operations for the years ended September 30, 2006, 2005, and 2004 are as follows:

(in thousands)	2006	2005	2004

Revenues from discontinued operations	$63,084	$65,037	$61,190
Operating income (loss) from discontinued operations	$2,609	$(3,215)	$(3,175)
Income (loss) from discontinued operations (includes gain on disposal of $46,213 in 2006)	$48,937	$(3,050)	$(3,301)

The results of discontinued operations are not included in the discussions below entitled “Results of Operations.”

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2006 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

REVENUE, NET. Revenue from continuing operations for the year ended September 30, 2006 increased 116.8% or approximately $35.8 million to $66.4 million from $30.6 million for the year ended September 30, 2005. This growth in revenue is primarily attributable to a full year of activity in our continuing NEON operations in 2006 versus seven months of activity in 2005.

Revenue breakdown for the major service lines are as follows.

Revenue from Lit Fiber Services for the year ended September 30, 2006 increased 123.8%, or approximately $33.0 million, to $59.6 million from $26.6 million for the year ended September 30, 2005. Revenue from Dark Fiber Services for the year ended September 30, 2006 increased 54.4%, or approximately $1.7 million, to $4.8 million from $3.1 million for the year ended September 30, 2005. Revenue from Co-Location increased by $1.1 million, or 122.2%, to $2.0 million in the year ended September 30, 2006 compared to $0.9 million in the same period in fiscal year 2005. The growth in these service lines is primarily attributable to a full year of activity in our continuing NEON operations in 2006 versus seven months of activity in 2005.

COST OF REVENUE. Cost of revenue for the year ended September 30, 2006 increased 101.0%, or $17.9 million, to $35.7 million from $17.8 million for the year ended September 30, 2005. This increase is the result of a full year of activity in the continuing

NEON operations in 2006 as compared to the seven months of activity included in the year ended September 30, 2005. Our gross margins from continuing operations for the years ended September 30, 2006 and 2005 were 46.3% and 42.0%, respectively. In 2006, incremental sales to existing customers exceeded the related incremental costs resulting in higher margins.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $27.0 million for the year ended September 30, 2006 as compared to $18.3 million for the year ended September 30, 2005. This increase included $4.3 million of selling, general and administrative expenses attributable to a full year of activity in our continuing NEON operations. The remaining increase of $4.4 million is primarily the result of the $2.6 million recognition of expense related to option vesting as required under SFAS 123(R) in the year ended September 30, 2006, an increase of $1.3 million in professional fees related to Sarbanes Oxley, Tax, Legal and Audit work, and an increase of $0.3 million in Director’s fees due to an increased number of meetings associated with our strategic alternative process.

LOSS ON THE SALE OF CORPORATE HEADQUARTERS BUILDING. During September 2006 we completed the sale of our building at 139 Centre Street, New York, New York. We received approximately $51.8 million in cash, after reducing the agreed $55 million fair market value of the property by $3.2 million in partial satisfaction of amounts owed to the former owner of the property on account of the sale. From this amount we paid in full an existing mortgage and other fees and expenses. The loss on the disposition of our headquarters building was $3.8 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the year ended September 30, 2006 were $15.4 million compared to $8.8 million for the year ended September 30, 2005. This increase of $6.6 million is primarily the result of the full year of activity in our continuing NEON operations in 2006 versus seven months of activity in 2005.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the year ended September 30, 2006 was $10.6 million, compared to $9.7 million for the year ended September 30, 2005. This increase is primarily the result of our higher average outstanding balance of the 11% senior notes compared to the same period in 2005 and our issuance of the 9% senior notes in December 2006.

INTEREST INCOME. Interest income for the year ended September 30, 2006 was $0.5 million, compared to $0.2 million for the year ended September 30, 2005.

OTHER INCOME/EXPENSE, NET. Other income for the year ended September 30, 2006 was $1.1 million, compared to other expense of $0.7 million for the year ended September 30, 2005. This difference is primarily related to an increase in rental income during the year ended September 30, 2006 and the recognition of a $0.9 million loss on the sale of marketable securities during the year ended September 30, 2005.

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above, we reported a net income attributable to common stockholders of $23.8 million, or $0.49 basic and diluted income per share attributable to common stockholders, for the year ended September 30, 2006, as compared to a net loss attributable to common stockholders of $30.9 million, or $0.89 basic and diluted loss per share attributable to common stockholders, for the year ended September 30, 2005.

FISCAL YEAR ENDED SEPTEMBER 30, 2005 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2004

On March 7, 2005, we completed our acquisition of NEON. As a result of the acquisition on March 7 2005, NEON results have been included in operating results since that date. As the results from our former Globix segment have been reclassified as discontinued operations, no meaningful comparison of revenue or cost of revenue is available for fiscal year comparisons between 2005 and 2004.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by approximately $8.3 million to $18.3 million as compared to $10.0 million for the year ended September 30, 2004. The increase included $7.5 million of selling, general and administrative expenses for NEON. The remaining increase of $0.8 million is primarily the result of a litigation settlement resulting in $0.8 million of expense in the year ended September 30, 2005.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $6.0 million to $8.8 million for the year ended September 30, 2005, as compared to $2.8 million in the year ended September 30, 2004. The increase is primarily the result of the acquisition of NEON.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the year ended September 30, 2005 was $9.7 million, compared to $11.4 million for the same period in 2004. The decrease was attributable to the lower average balance of the 11% senior notes during the year ended September 30, 2005 compared to the same period in 2004.

INTEREST INCOME. Interest income for the year ended September 30, 2005 was $0.2 million, compared to $0.3 million, for the same period in 2003.

OTHER INCOME/EXPENSE, NET. Other expense for the year ended September 30, 2005 was $0.7 million, compared to other income of $2.0 million, for the same period in 2004. The difference included the recognition of a loss of $0.9 million on the sale of marketable securities during the year ended September 30, 2005.

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

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above and including the results from our discontinued operations, we reported net loss attributable to common stockholders of $30.9 million, or $0.89 basic and diluted loss per share attributable to common stockholders, for the year ended September 30, 2005, as compared to a net loss attributable to common stockholders of $41.4 million, or $2.51 basic and diluted loss attributable to common stockholders per share, for the year ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, our working capital was $73,394,000 as compared to a working deficit of $8,378,000 as of September 30, 2005. The increase in working capital as of September 30, 2006 was primarily due to cash received from the disposition of our NY headquarters and UK hosting business.

As of September 30, 2006 our cash and cash equivalents amounted to approximately $88.1 million, or an increase of approximately $79.1 million from last year. As a result of the net cash proceeds from the sale of our UK hosting business of $62.6 million, our 139 Centre Street property of $22.0 million, and our US hosting business of $18.1 million, we paid down substantially all of our $83.4 million indebtedness related to our 11% and 9% senior notes. Therefore, we believe that the remaining cash balance is sufficient to meet our fiscal 2007 anticipated day to day operating expenses, commitments, working capital and capital expenditures.

We have commitments under standby letters of credit, issued primarily to secure certain leases, totaling approximately $7.1 million at September 30, 2006. In addition, $3.1 million is being held in an escrow account until March 31, 2008 to cover post-closing adjustments to the UK hosting business purchase price and indemnification claims. We have no financial guarantees or other arrangements securing the obligations of any third parties or related parties other than our subsidiaries.

FISCAL YEAR ENDED SEPTEMBER 30, 2006

As of September 30, 2006, we had cash and cash equivalents, short-term and long-term investments totaling approximately $88.1 million compared to approximately $9.1 million on September 30, 2005. This increase of $79.0 million was mainly attributable to operating activities, investing activities and financing activities as described below.

OPERATING ACTIVITIES. Net cash provided by operating activities during the year ended September 30, 2006 was approximately $10.9 million as compared to $1.1 million during the year ended September 30, 2005, or a $9.8 million increase. The increase in operating cash flow was due primarily to improved performance in our transport and hosting businesses.

We had non-cash depreciation and amortization expenses of $23.9 million, a non-cash loss on the sale of our corporate headquarters of $3.8 million, and a $46.2 million non-cash gain on the sale of our UK hosting business. In 2006, changes in assets and liabilities resulted in an increase to operating cash flow of approximately $2.4 million.

INVESTING ACTIVITIES. Net cash provided by investing activities during the year ended September 30, 2006 was $82.8 million. This was attributable primarily to $55.0 million in proceeds from the sale of our NY headquarters and the $64.2 million in proceeds from the sale of our UK hosting business partially offset by cash outlays of approximately $14.8 million for closing costs associated with the two deals and $23.1 million paid for capital expenditures.

FINANCING ACTIVITIES. Net cash used in financing activities during the year ended September 30, 2006 was $14.8 million, which was primarily attributable to the repayments of mortgage payable and capital lease obligations of $19.8 million and partially offset by the proceeds received from the issuance of our 9% senior notes in December 2005.

FISCAL YEAR ENDED SEPTEMBER 30, 2005

As of September 30, 2005, we had cash and cash equivalents, short-term and long-term investments totaling to approximately $9.1 million compared to approximately $21.7 million on September 30, 2004. This decrease of $12.6 million included a $3.1 million decrease in cash and cash equivalents to $9.0 million at September 30, 2005 from $12.1 million at September 30, 2004. This was mainly attributable to operating activities, investing activities and financing activities as described below.

OPERATING ACTIVITIES. Net cash provided by operating activities during the year ended September 30, 2005 was approximately $1.1 million in comparison to $1.6 million, which was used in operating activities during the year ended September 30, 2004. The improvement in our cash burn is due to the improvement in our operating results and our ongoing focus on cost control by adjusting our expenditure rate to our revenues.

INVESTING ACTIVITIES. Net cash used in investing activities during the year ended September 30, 2005 was $3.5 million. This was attributable primarily to $16.4 million paid for capital expenditures. This was partially offset by the proceeds from the sale of investments in short-term and long-term investments of $9.8 million and the net cash proceeds from the acquisition of NEON of $2.8 million.

FINANCING ACTIVITIES. Net cash used in financing activities during the year ended September 30, 2005 was $0.7 million, which was attributable to the repayments of mortgage payable and capital lease obligations.

SEGMENT INFORMATION

We have evaluated our results of operations based on one reportable segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. As a result of the acquisition of NEON on March 7, 2005 and the disposition of UK hosting and US hosting businesses, we now have one reportable segment to evaluate.

Although we operate in one reportable segment, there are 3 major service lines, as listed below. The breakdown of revenues for each service line is as follows:

	YEAR ENDED SEPTEMBER 30, 2006	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004

Lit fiber services	$59,597	$26,630	$—
Dark fiber services	4,809	3,115	—
Co-Location	2,023	901	—

Revenue, net	$66,429	$30,646	$—

INCOME TAXES

We are in an accumulated loss position for both financial and income tax reporting purposes. Globix has U.S. Federal income tax loss carryforwards of approximately $192.6 million and state income tax loss carryforwards of approximately $244.1 million at September 30, 2006. NEON has U.S. Federal income tax loss carryforwards of approximately $136.7 million and state income tax loss carryforwards of approximately $82.2 million at September 30, 2006. These Federal net operating loss (“NOL”) carryforwards expire beginning in 2020 and will be fully expired after 2025. The U.S. Federal income tax loss carryforwards were reduced upon emergence from bankruptcy due to the Internal Revenue Code’s rules and regulations related to the cancellation of indebtedness income that is excluded from taxable income. Changes in the ownership of NEON securities as a result of NEON’s plan of reorganization have caused there to be an annual limitation on the use of net operating loss carryforwards that arose prior to the effective date of NEON’s plan of reorganization. Changes in the ownership of the Globix securities as a result of its plan of reorganization have caused there to be an annual limitation on the use of NOL carryforwards that arose prior to the effective date of its plan of reorganization. As a result of the merger with NEON and the open market divestiture of significant amounts of shares of Globix stock by former NEON shareholders, both Globix and NEON experienced ownership changes in March 2005 and April 2006, respectively. The availability of NOL carryforwards to reduce our future Federal income tax liability is subject to limitations under Section 382 of the Internal Revenue Code. Due to these limitations, $139.2 million of the $329.3 million in Federal NOL carryforwards will be available for possible utilization for Federal income tax purposes. This amount is computed based upon the estimated NOL generated after the April 2006 ownership change of NEON plus the $6.5 million annual limitation resulting from that change of ownership. Subsequent ownership changes, if any, could impose additional limitations on our NOL carryforwards. The application of the Code in this area is subject to interpretation by the Internal Revenue Service (“IRS”). The NOL carryforwards are subject to examination by the IRS and are thus subject to adjustment of disallowance resulting from any such IRS examination Additional limitations would be imposed as a result of any such ownership change which may increase our U.S. federal income tax liability.

For financial reporting purposes, deferred tax assets at September 30, 2006 and 2005 are fully offset by a valuation allowance due to the uncertainty of our ability to realize income tax benefits by generating taxable income in the future. We estimate that the no taxes will be due related to the gains recorded on the sale of the UK hosting business and the sale of the building at 139 Centre Street, New York, New York. As such, no tax expense has been recorded on these transactions.

Our emergence from bankruptcy in fiscal 2002 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for our tax reporting and therefore, deferred tax items were recognized concurrently with the recognition of the respective fresh start accounting adjustments. In addition pursuant to SOP No. 90-7, reversals of the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce intangibles until exhausted and thereafter are reported as additional paid in capital as opposed to income tax expense. The balance of the valuation allowance for which this treatment is required was approximately $80.4 million at September 30, 2006 and 2005, respectively.

INDEBTEDNESS

Our indebtedness at September 30, 2006 consisted of approximately $74.9 million in aggregate principal amount of our 11% senior notes, approximately $5.0 million in aggregate amount of our 9% senior notes and approximately $3.5 million in related accrued interest. Total borrowings at September 30, 2006 were approximately $83.4 million.

On October 20, 2006 we prepaid $5.0 million in outstanding principal and accrued interest on our 9% senior notes due 2008, reflecting the full amount due noteholders. On November 1, 2006 we prepaid $76.2 million in outstanding principal and accrued interest on our 11% senior notes due 2008, reflecting substantially all of the amount due noteholders. We continue to carry a liability of $3.2 million which may be payable pursuant to an escrow arrangement established in 2002. We are working with the trustee under the indenture governing the 11% senior notes to determine how to dispose of any obligations under this escrow.

COMMITMENTS

As of September 30, 2006, we had fiber leases for various segments of its network under operating leases that expire at various dates through December 2034. Additionally, we have various agreements to lease facilities and equipment and are obligated to make future minimum lease payments of approximately $24.9 million on operating leases expiring in various years through 2017.

As of September 30, 2006 we had contractual obligations due in future periods as follows:

(in thousands)	TOTAL	LESS THAN 1 YEAR	2-3 YEARS	4-5 YEARS	AFTER 5 YEARS

Contractual Obligations
11% senior notes	$74,875	$—	$74,875	$—	$—
9% senior notes	5,000	—	5,000	—	—
Senior notes - Accrued Interest	3,565	3,565	—	—	—
Operating Leases	24,864	3,639	5,466	2,897	12,862
Fiber Leases	158,120	9,897	19,726	20,012	108,485
Telecommunications Commitments	33,912	2,380	4,961	5,243	21,328

Total Contractual Cash Obligations	$300,336	$19,481	$110,028	$28,152	$142,675

In addition to the commitments listed, we have commitments under standby letters of credit, issued primarily to secure certain leases, totaled approximately $7.1 million at September 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning October 1, 2007. The Company is currently evaluating the impact of SAB No. 108.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which for us would be our fiscal year beginning October 1, 2007, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the implementation of FIN 48 and whether it will have a material impact on our financial position, results of operations or cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At September 30, 2006, $10.6 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALS

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are ineffective as a result of the following material weakness in internal control over financial reporting. During the fourth quarter of 2006, we identified a material weakness in internal controls related to insufficient accounting and finance resources. Management has concluded that additional accounting and finance resources are required. As a result of the insufficient resources the Company did not adequately address the accounting and disclosures for complex transactions, properly monitor internal controls and did not perform a timely and adequate evaluation of general computer controls. As a result of the material weakness there were changes in our internal control over financial reporting during the quarter ended September 30, 2006 that may materially affect our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective for the year ended September 30, 2006. As indicated above, during the fourth quarter management identified a material weakness in internal control over financial reporting. This material weakness occurred due to deficiencies in both the design and operating effectiveness of the internal control environment.

Management identified and is strengthening the effectiveness and design of internal controls related to the material weakness. Recently a Vice President/Controller was hired. The new Vice President/Controller has substantial experience in financial reporting matters, internal controls and Sarbanes Oxley. He is a Certified Public Accountant, and a former partner in a national public accounting firm. Most recently, he was the Vice President, Controller and Chief Accounting Officer of a Fortune 500 company. In that role he was responsible for implementation and continued compliance of the requirements of the Sarbanes Oxley regulations. Management is in the process of hiring additional personnel in the accounting and finance areas. The hiring process is focused on hiring employees with expertise in Sarbanes Oxley compliance, financial reporting and internal auditing. This finance and accounting group will be responsible for ensuring compliance with all aspects of Sarbanes Oxley, ensuring all significant risks over financial reporting are identified and internal controls to address those risks are identified, evaluated, tested and remediated. An internal audit staff will be hired to perform testing of Sarbanes Oxley compliance and other customary internal control related functions. Management also will perform timely, adequate evaluation and testing of general computer controls during fiscal year 2007.

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

Globix’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of management, including our principal executive officer and our principal financial officer Globix conducted an evaluation of the effectiveness of internal controls over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) Based on this assessment, as a result of the material weakness identified below, management concluded that Globix did not maintain an effective internal control over financial reporting as of September 30, 2006.

During the fourth quarter of 2006, management identified a material weakness in internal controls related to insufficient accounting and financial resources. Management has concluded that additional accounting and finance resources are required. As a result of the insufficient resources the Company did not adequately address the accounting and disclosures for complex transactions, properly monitor internal controls and did not perform a timely and adequate evaluation of general computer controls.

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

/s/ Peter K. Stevenson	/s/ Eric J. Sandman

Peter K. Stevenson	Eric J. Sandman
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Globix Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over financial reporting, that Globix and Subsidiaries (the Company) did not maintain effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated December 28, 2006, on those financial statements.

The Company had inadequate resources in the accounting/finance function. Significant turnover of personnel caused the Company to not adequately address accounting and disclosure requirements for complex and unusual transactions, monitoring of internal controls required by COSO and did not perform a timely and adequate evaluation of general computer controls.

In our opinion, management’s assessment that Globix Corporation did not maintain effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objective of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Trading Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements relating to new controls being implemented and tested.

/s/ Amper, Politziner & Mattia, P.C.

December 28, 2006
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

PART IV

ITEM 15. EXHIBITS AND FINANCIALS SCHEDULES

Financial Statements and Financial Statement Schedules

See the financial statements beginning on page F-1. See Schedule II - Valuation and Qualifying Accounts on page F-35.

(c) Exhibits

EXHIBIT NO.	EXHIBIT DESCRIPTION

2.1	Form of Securities Exchange Agreement, dated September 15, 2004 (1)

3.1	Amended and Restated Certificate of Incorporation of Globix (2)

3.2

Certificate of Designation of Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of 6% Series A Cumulative Convertible Preferred Stock of Globix Corporation (3)

3.3	Amended and Restated Bylaws of Globix (2)

4.1	Form of Warrant issued to affiliates of Communication Technology Advisors (3)

4.2	Form of Globix Corporation Warrant to Purchase Shares of Common Stock (3)

10.1	Registration Rights Agreement between Globix and the holders of Globix’s securities party thereto, dated as of April 23, 2002 (3)

10.2	Form of Employment Agreement, dated October 31, 2005, between Globix and Ted S. Lodge (4)

10.3	Letter agreement, dated October 18, 2006, between Globix and Ted S. Lodge (5)

10.3	Employment Agreement, dated September 15, 2005, between Globix and Peter K. Stevenson (6)

10.4	Amendment to Employment Agreement, dated January 4, 2006, between Globix and Peter K. Stevenson (7)

10.5	Letter agreement, dated September 20, 2005, between Globix and Gene M. Bauer (6)

10.6	Globix Corporation 2003 Stock Option Plan, as amended (8)

10.7	Neon Communications, Inc. Stock Incentive Plan (3)

10.8	First Amendment to Neon Communications, Inc. Stock Incentive Plan (3)

10.9	Neon Communications, Inc. 2003 Directors’ Stock Option Plan (3)

10.10	First Amendment to Neon Communications, Inc. 2003 Directors’ Stock Option Plan (3)

10.11	2005 cash incentive plan (9)

10.12

Purchase Agreement, dated as of September 30, 2006 among Globix Hosting, LLC, Globix Corporation, Quality Technology Services Holding, L.L.C. and Quality Investment Properties Tech Centre Holding, LLC (10)

10.13	Form of Purchase and Sale Agreement, dated September 11, 2006 between Globix Corporation and Angelo Gordon Real Estate Inc. (11)

10.14	Purchase Agreement, dated as of 20 August, 2006 between Globix Corporation and Inhoco 3236 plc (12)

10.15

Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC as of December 23, 2002 - Phase One (3)

10.16

Form of Second Amended and Restated Agreement for the Provision of Fiber Optic Facilities and Services between Northeast Utilities Service Company, The Connecticut Light & Power Company, Western Massachusetts Electric Company, Public Service Company of New Hampshire, and Neon Optica, Inc. as Successor in Interest to Necom LLC as of December 23, 2002 - Phase Two (3)

10.17

Form of Agreement Concerning the Reimbursement of Fees Among The Connecticut Light & Power Company Western Massachusetts Electric Company, Public Service Company of New Hampshire and Mode 1 Communications, Inc. and Neon Optica, Inc. dated as of November 5, 2004 (3)

14	Code of Business Conduct and Ethics (8)

21	List of Subsidiaries

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

** Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on October 13, 2004.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 15, 2002.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 13, 2005.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on November 3, 2005.

(5)	Incorporated by reference to our Current Report on Form 8-K filed on October 23, 2006.

(6)	Incorporated by reference to our Annual Report on Form 10-K filed on December 27, 2005.

(7)	Incorporated by reference to our Current Report on Form 8-K filed on January 9, 2006.

(8)	Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on January 27, 2006.

(9)	Incorporated by reference to the description in Item 1.01 of the Company’s Report on Form 8-K filed on September 19, 2005.

(10)	Incorporated by reference to our Current Report on Form 8-K filed on October 6, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K filed on September 15, 2006.

(12)	Incorporated by reference to our Current Report on Form 8-K filed on August 24, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBIX CORPORATION

By:	/S/ PETER K. STEVENSON

Peter K. Stevenson
President, Chief Executive Officer
Date: December 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/S/ PETER K. STEVENSON

Peter K. Stevenson
President, Chief Executive Officer and
Director
(principal executive officer)
Date: December 28, 2006

/S/ ERIC J. SANDMAN

Eric J. Sandman
Chief Financial Officer
(principal financial and accounting officer)
Date: December 28, 2006

/S/ TED S. LODGE

Ted S. Lodge
Chairman of the Board of Directors and Executive Chairman
Date: December 28, 2006

/S/ JOSE A. CECIN JR.

Jose A. Cecin Jr.
Director
Date: December 28, 2006

/S/ JOHN FORSGREN

John Forsgren
Director
Date: December 28, 2006

/S/ PETER L. HERZIG

Peter L. Herzig
Director
Date: December 28, 2006

/S/ STEVEN LAMPE

Steven Lampe
Director
Date: December 28, 2006

/S/ STEVEN G. SINGER

Steven G. Singer
Director
Date: December 28, 2006

/S/ RAYMOND L. STEELE

Raymond L. Steele
Director
Date: December 28, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Globix Corporation

We have audited the consolidated balance sheets of Globix Corporation (a Delaware Corporation) and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Globix Corporation and their Subsidiaries as of September 30, 2006 and 2005, and their consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Globix Corporation’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 28, 2006, expressed an adverse opinion thereon.

In connection with our audits of the financial statements referred to above, we audited Schedule II - Valuation and Qualifying Accounts. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia, P.C.

December 28, 2006
Edison, New Jersey

GLOBIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	SEPTEMBER 30,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$88,127	$9,011
Short-term investments	—	65
Accounts receivable, net of allowance for doubtful accounts of $865 and $1,950, respectively	3,441	11,174
Prepaid expenses and other current assets	1,721	4,007
Restricted cash	447	2,559
Current portion of assets held for sale	6,763	—

Total current assets	100,499	26,816
Restricted cash	10,190	9,810
Property, plant and equipment, net	125,455	206,230
Intangible assets, net of accumulated amortization of $884 and $5,598, respectively	3,616	10,257
Assets held for sale, net of current portion	16,364	—
Other assets	3,096	4,540

Total assets	$259,220	$257,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligation and mortgage payable	$—	$564
Accounts payable	5,113	11,769
Accrued liabilities	12,525	17,418
Current portion of deferred revenue	2,544	5,443
Current portion of liabilities held for sale	6,923	—

Total current liabilities	27,105	35,194
Capital lease obligations, net of current portion	—	204
Mortgage payable	—	19,270
11% Senior Notes	74,875	67,455
9% Senior Notes	5,000	—

Accrued interest - Senior Notes	3,565	3,110
Deferred revenue	13,791	15,903
Other long term liabilities	2,191	9,208
Liabilities held for sale, net of current portion	3,196	—

Total liabilities	129,723	150,344

Cumulative Convertible Preferred Stock	13,676	13,006

Commitments and contingencies:
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 500,000,000 shares authorized; 48,725,246 and 48,697,465 issued and outstanding, for September 30, 2006 and 2005, respectively	487	487
Additional paid-in capital	210,161	207,314
Accumulated other comprehensive income	105	5,197
Accumulated deficit	(94,932)	(118,695)

Total stockholders’ equity	115,821	94,303

Total liabilities and stockholders’ equity	$259,220	$257,653

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	YEAR ENDED SEPTEMBER 30, 2006	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004

Revenue, net	$66,429	$30,646	$—
Operating costs and expenses:
Cost of revenue (excluding depreciation, amortization, occupancy and certain payroll)	35,699	17,760	—
Selling, general and administrative	27,016	18,273	9,942
Loss on sale of corporate headquarters	3,803	—	—
Loss on impairment of assets	—	—	17,972
Depreciation and amortization	15,380	8,796	2,786

Total operating costs and expenses	81,898	44,829	30,700

Loss from operations	(15,469)	(14,183)	(30,700)
Interest and financing expense	(10,602)	(9,682)	(11,419)
Interest income	493	241	276
Other income (expense), net	1,074	(681)	2,011
Gain (loss) on discharge of debt	—	(3,182)	1,747

Loss from continuing operations before income taxes	(24,504)	(27,487)	(38,085)
Income tax expense	—	—	—

Loss from continuing operations	(24,504)	(27,487)	(38,085)
Income (loss) from discontinued operations, net of income taxes (includes gain on disposal of discontinued operations of $46,213 in 2006)	48,937	(3,050)	(3,301)

Net income (loss)	24,433	(30,537)	(41,386)
Dividends and accretion on preferred stock	670	366	—

Net loss attributable to common stockholders	$23,763	$(30,903)	$(41,386)

Earnings (loss) per common share, from continuing operations:
Basic	$(0.51)	$(0.80)	$(2.31)

Diluted	$(0.51)	$(0.80)	$(2.31)

Earnings (loss) per common share, from discontinued operations:
Basic	$1.00	$(0.09)	$(0.20)

Diluted	$1.00	$(0.09)	$(0.20)

Earnings (loss) per common share, attributable to common stockholders:
Basic	$0.49	$(0.89)	$(2.51)

Diluted	$0.49	$(0.89)	$(2.51)

Weighted average number of common and common equivalent shares:
Basic	48,702,886	34,734,506	16,460,000

Diluted	48,702,886	34,734,506	16,460,000

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

			ADDITIONAL PAID-IN CAPITAL	DEFERRED COMPENSATION	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)		TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)

	COMMON STOCK					ACCUMULATED DEFICIT
	SHARES	AMOUNT

Balance, September 30, 2003	16,460,000	$165	$97,191	$—	$2,401	$(46,406)	$53,351
Capital distribution in minority-owned subsidiary, net	—	—	(202)	—	—	—	(202)
Deferred stock-based compensation	—	—	30	(30)	—	—	—
Amortization of deferred compensation	—	—	—	22	—	—	22
Purchase of warrants by a consultant	—	—	25	—	—	—	25
Put-option cancellation	—	—	2,968	—	—	—	2,968
Comprehensive Loss:
Net loss	—	—	—	—	—	(41,386)
Unrealized holding losses	—	—	—	—	(168)	—
Reclassification of unrealized holding losses to net realized losses	—	—	—	—	259	—
Foreign currency translation adjustments	—	—	—	—	2,006	—
Total Comprehensive Loss	—	—	—	—	—	—	(39,289)

Balance, September 30, 2004	16,460,000	165	100,012	(8)	4,498	(87,792)	16,875
Deferred stock-based compensation	—	—	(17)	(25)	—	—	(42)
Amortization of deferred compensation	—	—	—	33	—	—	33
Stock options exercised	19,004	—	4	—	—	—	4
Common stock issued: NEON acquistion	27,573,006	276	83,231	—	—	—	83,507
Common stock issued: Debt for equity swap	4,545,455	45	15,636	—	—	—	15,681
Common stock issued: Binford settlement	100,000	1	360	—	—	—	361
Issuance of stock warrants – Furtherlane settlement	—	—	160	—	—	—	160
Issuance of stock options and warrants-NEON acquisition	—	—	7,928	—	—	—	7,928
Accretion on preferred stock	—	—	—	—	—	(366)	(366)
Comprehensive Loss:
Net loss	—	—	—	—	—	(30,537)
Reclassification of unrealized holding losses to net realized losses	—	—	—	—	1,062	—
Foreign currency translation adjustments	—	—	—	—	(363)	—
Total Comprehensive Loss	—	—	—	—	—	—	(29,838)

Balance, September 30, 2005	48,697,465	487	207,314	—	5,197	(118,695)	94,303
Stock-based compensation	—	—	2,551	—	—	—	2,551
Amortization of deferred compensation	—	—	224	—	—	—	224
Stock options exercised	27,781	—	72	—	—	—	72
Accretion on preferred stock	—	—	—	—	—	(670)	(670)
Comprehensive Loss:
Net income	—	—	—	—	—	24,433
Reclassification of unrealized foreign currency translation adjustments to realized	—	—	—	—	(6,467)	—
Foreign currency translation adjustments	—	—	—	—	1,375	—
Total Comprehensive Income	—	—	—	—	—	—	19,341

Balance, September 30, 2006	48,725,246	$487	$210,161	$—	$105	$(94,932)	$115,821

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	YEAR ENDED SEPTEMBER 30, 2006	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004

Cash Flows From Operating Activities
Net income (loss)	$24,433	$(30,537)	$(41,386)
Operating activities:
Depreciation and amortization	23,883	19,973	13,828
(Benefit) provision for uncollectible receivables	(136)	433	780
Loss (gain) on debt discharge		3,182	(1,747)
Loss on disposal of equipment	42	—	—
Gain on sale of UK Hosting	(46,213)	—	—
Loss on sale of NY Headquarters	3,803	—	—
Unrealized loss (gain) on short-term investment	—	625	(784)
Loss on impairment of assets	—	—	17,972
Loss on sale of marketable securities	—	913	249
Amortization of deferred compensation and stock warrants and other stock based compensation expense	2,686	511	22
Changes in assets and liabilities:
Increase in accounts receivable	(4,406)	(3,544)	(100)
(Increase) decrease in prepaid expenses and other current assets	(294)	1,492	229
Decrease (increase) in other assets	1,174	(548)	(357)
Increase (decrease) in accounts payable	(3,482)	1,804	427
Increase (decrease) in accrued liabilities	4,026	(1,096)	324
Increase in accrued interest	7,875	7,514	9,367
Other	(2,468)	331	(392)

Net Cash Provided by (Used in) Operating Activities	10,923	1,053	(1,568)

Cash Flows From Investing Activities
Proceeds from (investments in) short-term and long-term investments	65	9,782	(1,436)
Proceeds from (investments in) restricted cash	(499)	(178)	2,366
Proceeds from sale of marketable securities	—	594	1,000
Proceeds from sale of property plant and equipment	—	—	48,694
Proceeds from exchange of fiber	1,960	—	—
Proceeds from sale of NY Headquarters	55,000	—	—
Cash outlay for NY Headquarters closing costs	(13,170)	—	—
Proceeds from sale of UK Hosting	64,193	—	—
Cash outlay for UK Hosting closing costs	(1,584)	—	—
Payment for business acquired from Aptegrity (Appendix A)	—	—	(2,287)
Deferred acquisition cost	—	(42)	(1,465)
Proceeds from NEON acquisition, net of cash paid	—	2,768	—
Purchase of property, plant and equipment	(23,117)	(16,404)	(4,695)

Net Cash Provided by (Used in) Investing Activities	82,848	(3,480)	42,177

Cash Flows From Financing Activities
Repurchase of 11% Senior Notes	—	—	(49,573)
Proceeds from the Issuance of 9% Senior Notes	5,000	—
Proceeds from exercise of stock options and warrants, net	72	4	25
Capital contribution (distribution) in minority-owned subsidiary, net		—	(202)
(Settlement) capital lease obligations	—	—	(439)
Repayment of long-term note payable	—	—	(2,666)
Repayment of mortgage payable and capital lease obligation	(19,826)	(753)	(568)

Net Cash Provided by (Used in) Financing Activities	(14,754)	(749)	(53,423)
Effect of Exchange Rates Changes on Cash and Cash Equivalents	99	112	386

Increase (decrease) in Cash and Cash Equivalents	79,116	(3,064)	(12,428)
Cash and Cash Equivalents, Beginning of year	9,011	12,075	24,503

Cash and Cash Equivalents, End of year	$88,127	$9,011	$12,075

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

	YEAR ENDED SEPTEMBER 30, 2006	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,446	$2,056	$5,797
Cash paid for income taxes	$—	$—	$179
Non-cash investing and financing activities:
11% Senior Notes issued in payment of accrued interest	$7,420	$6,685	$7,155
Cumulative dividends and accretion on preferred stock	$1,036	$366	$—
Mandatorily redeemable convertible preferred stock	$—	$12,639	$—
Accreted dividend on preferred stock	$670	$366	$—
Issuance of common stock for Neon acquistion	$—	$83,507	$—
Put-option	$—	$—	$(2,968)

APPENDIX A - PAYMENT FOR BUSINESS ACQUIRED FROM APTEGRITY:

	YEAR ENDED SEPTEMBER 30, 2006	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004

Current assets	$—	$—	$(696)
Property, plant and equipment	—	—	(738)
Current liabilities	—	—	347
Other intangible assets	—	—	(1,200)

	$—	$—	$(2,287)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

Globix Corporation and its subsidiaries (“Globix” or the “Company”), through its subsidiary NEON Communications, Inc. (“NEON”), owns and operates a high bandwidth fiber optic network that supplies transport services to carriers and enterprise customers in the twelve-state Northeast and mid-Atlantic market. The Company currently offers services from facilities in New York City, New York and Westborough, Massachusetts.

Approximately 31.4% of the Company’s revenue from continuing operations for the year ended September 30, 2006 comes from its two largest customers, and approximately 54.9% of the Company’s revenue from continuing operations for the year comes from its five largest customers. The Company’s five largest customers are Cingular Wireless, Verizon Wireless, Verizon, T-Mobile, and Qwest. The Company expects to continue to provide service to these customers. However, if one or more of these customers were to discontinue service it could have a material effect on the Company’s revenues and results of operations.

Approximately 31.3% of the Company’s cost of revenue from continuing operations for the year ended September 30, 2006 is derived from services provided by 3 major telecommunication carriers. While the Company believes that most of these services can be obtained from other alternative carriers, an interruption in services from one of these carriers or other suppliers could limit the Company’s ability to serve its customers, which would adversely affect the Company’s results of operations.

As a result of the decision to exit the hosting business, the results of the hosting operations have been reflected as discontinued operations for all periods presented.

2. DISCONTINUED OPERATIONS

On September 6, 2006, the Company closed the sale of its UK hosting business. The total sales price was $62 million, subject to various working capital adjustments. Of the total sales price, $3.1 million is being held in an escrow account until March 31, 2008 to cover indemnification claims. The Company also entered into a transition services agreement with the purchaser of the UK hosting business to provide certain services until mid-2007. Included in the results from discontinued operations for the year ended September 30, 2006 is the pre-tax gain on the disposition of the UK hosting business of approximately $46.2 million.

As of September 30, 2006, accounting criteria for the classification of the Company’s US hosting business had been met which resulted in the results of operations of the US hosting business being reported as discontinued operations for all periods presented and the assets and liabilities being reflected as held for sale at September 30, 2006. (see Note 24. SUBSEQUENT EVENTS for further description).

The UK and the US hosting businesses are both components of the discontinued operations.

The table below presents the significant components of operating results included in income from discontinued operations for the years ended September 30, 2006, 2005 and 2004, respectively.

	Years Ended

(in thousands)	September 30, 2006	September 30, 2005	September 30, 2004

Revenues	$63,084	$65,037	$61,190

Income (loss) from discontinued operations before income taxes (includes gain on disposal of discontinued operations of $46,213 in 2006)	48,937	(3,050)	(3,301)
Income tax expense	—	—	—

Income (loss) from discontinued operations, net of tax	$48,937	$(3,050)	$(3,301)

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the US Hosting business reflected as held for sale in the consolidated balance sheet as of September 30, 2006 are shown below.

(in thousands)	September 30, 2006

Accounts receivable, net	$5,656
Prepaid expenses and other current assets	1,107

Total current assets	$6,763

Property and equipment, net	$11,448
Intangible assets, net	4,916

Total long-term assets	$16,364

Current portion of capital lease obligation and mortgage payable	$156
Accounts payable	1,870
Accrued liabilities	4,456
Current portion of deferred revenue	440

Total current liabilities	$6,922

Capital lease obligations, net of current portion	$54
Deferred revenue	368
Other long term liabilities	2,774

Total non current liabilities	$3,196

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

Revenue in the Company’s NEON business consists primarily of lit fiber services, dark fiber services and co-location. Revenue from its discontinued hosting operations consisted primarily of Internet hosting, co-location, managed services, network services and Internet access.

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”), No. 104 “Revenue Recognition”.

The NEON business segment offers leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by the Company) and longer term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) at fixed cost pricing over multi year terms. Revenues from fiber optic network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years, provided

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivables is reasonably assured. Amounts billed in advance of the service provided are recorded as deferred revenue. The Company also leases space to customers at its co-location facilities. Revenues from nonrecurring installation charges and design, engineering and construction services are recognized ratably over the multi-year network services terms to which the nonrecurring charges relate provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivables is reasonably assured.

The hosting business segment recognizes revenue when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable and collectability is probable. SAB No. 104 expresses the view of the Securities and Exchange Commission’s staff in applying accounting principles generally accepted in the United States of America to certain revenue recognition issues. Under the provisions of SAB No. 104, set up and installation revenue are deferred and recognized over the estimated length of the customer relationship, which in the case of our Globix segment is approximately 36 months. Monthly service revenue under recurring agreements related to Internet hosting, co-location, network services, Internet access and managed services is recognized over the period that service is provided. Revenue derived from project or event type managed service engagements is recognized over the life of the engagement. Payments received in advance of providing services are deferred until the period that these services are provided.

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

Within the Company’s discontinued hosting operations, cost of revenue for Internet services consists primarily of telecommunications costs for Internet access and managed hosting, payroll and occupancy which it incurs in support of its network operations, systems and customer services and the cost of hardware and software purchased for resale to customers. Payroll costs allocated to cost of revenue are based on the primary activity of the department such as maintaining the network, customer support and systems operations. Occupancy costs allocated to cost of revenue are based primarily on the square footage of our various facilities. Cost of revenue excludes depreciation and amortization. Telecommunications costs include the cost of providing local loop for connecting dedicated access customers to the Company’s network, leased line and associated costs related to connecting with its peering partners and costs associated with leased lines connecting its facilities to its backbone and aggregation points of presence.

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

The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the credit quality of the Company’s largest customers. The Company performs ongoing credit evaluations of these and other customers and maintains reserves for potential losses. Approximately 31.4% of the Company’s revenue for the year ended September 30, 2006 comes from its two largest customers and approximately 54.9% of the Company’s revenue for the year comes from its five largest transport customers.

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

Included in long-term restricted cash as of September 30, 2006 are approximately $3,100,000 held in escrow related to the sale of the Company’s UK hosting business and $7,090,000 related to the Company’s letters of credit.

Included in long-term restricted cash as of September 30, 2005 are amounts held in escrow related to the lease of the Company’s facility located at Prospect House, 80 New Oxford Street, London, United Kingdom of approximately $2,000,000 and $7,090,000 related to the Company’s letters of credit.

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

YEARS

Buildings and buildings improvements	10	–	44
Computer hardware and software and network equipment	2	–	7
Fiber infrastructure	7	–	20
Office furniture and equipment	3	–	7

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

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS

The Company’s intangible assets are as follows:

•	trademarks and trade name;

•	revenue backlog; and

•	customer contracts and relationships.

The Company amortizes intangible assets by the straight line method over their estimated useful lives. Trademarks and trade name are amortized over a period of 5 years, revenue backlog is being amortized over 10 years and the customer contracts and relationships are amortized over 10 years.

Intangible assets were reviewed for impairment as of September 30, 2006 and 2005. No impairment of intangible assets was recognized during the years ended September 30, 2006 and 2005.

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

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company’s foreign subsidiaries have been translated as follows: assets and liabilities are translated into U.S. Dollars at the year-end rate of exchange. Income and expense items are translated at the average exchange rate during the year. The resulting foreign currency translation adjustment is included in stockholders’ equity as a component of accumulated other comprehensive loss. Transaction gains and losses are recorded in the consolidated statement of operations.

STOCK-BASED COMPENSATION

Effective October 1, 2005, Globix adopted SFAS 123(R) “Share-based Payment”, which requires, among other things, that the estimated fair value of stock options be charged to earnings. Significant management judgment is required to determine the appropriate assumptions for inputs such as volatility and expected term necessary to estimate the fair value of options at the date of grant. In addition, management judgment is required to analyze the terms of the plans and awards granted thereunder to determine if awards will be treated as equity awards or liability awards, as defined by SFAS 123(R). SFAS 123(R) requires that cost resulting from all share-based transactions be recognized in the financial statements. Globix adopted SFAS 123(R) using the modified prospective method of adoption, as permitted. Accordingly, prior period amounts have not been restated. Under this method, Globix is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The compensation cost recognized for awards granted prior to October 1, 2005 is based on the estimated grant date fair value and expense attribution methodology originally determined under SFAS 123. Prior to the adoption of SFAS 123(R), Globix applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to account for its stock-based awards. Under APB 25 compensation cost for stock options was generally not recognized as long as the stock options granted had an exercise price equal to or greater than the market price of Globix’s common stock on the date of grant. With the adoption of SFAS 123(R), Globix recorded stock-based compensation expense for the cost of stock options. In 2006 Globix incurred compensation costs of $2,551,000 related to stock options as a result of the adoption of SFAS 123(R) effective October 1, 2005. As of September 30, 2006, there was $132,000 of

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrecognized compensation cost related to Globix’s option awards. The weighted-average periods over which the costs are expected to be recognized are .27 years.

EARNINGS (LOSS) PER SHARE

Basic earnings or loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share is computed on the basis of the weighted average number of common shares outstanding, adjusted for potentially dilutive securities calculated using the treasury stock method. The following table summarizes the equivalent number of common shares attributable to the related securities that were outstanding for each of the periods presented:

	YEAR ENDED SEPTEMBER 30, 2006	YEAR ENDED SEPTEMBER 30, 2005	ENDED SEPTEMBER 30, 2004

Employee Stock Options	4,415,349	4,457,471	1,184,853
Cumulative Convertible Preferred Stock	2,971,753	2,971,753	—
Warrants	1,578,620	1,578,620	500,000

	8,965,722	9,007,844	1,684,853

For the year ended September 30, 2006, 2005 and 2004 all equivalent shares were not included in the calculation of diluted loss per share because the Company had loss from continuing operations for all years presented and therefore eqivalent shares are antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion is that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning October 1, 2007. The Company is currently evaluating the impact of SAB No. 108.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which for us would be our fiscal year beginning October 1, 2007, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact of its adoption.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to current year presentations.

4. MERGERS AND ACQUISITIONS

On March 7, 2005, Globix completed its acquisition of NEON purchasing all of the capital stock of NEON. The purchase price of $112,862,000 consisted of $5,349,000 in cash, the issuance of 27,573,000 shares of common stock with a fair value of $83,507,000 (based on the average share price during the three day period before and after the announcement of the merger), the issuance of 2,972,000 shares of cumulative convertible preferred stock with a fair market value of $12,639,000, the issuance of 3,381,000 shares of stock options and warrants with a fair value of $7,928,000 and approximately $3,439,000 of other direct acquisition costs. NEON owns and operates a high bandwidth fiber optic network, extending from Portland, ME to Washington, DC. Through this network NEON provides metro and intercity communications coverage, as well as co-location space, to local and long distance telecommunications carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions, including Boston, New York, Philadelphia, Newark, Baltimore, Washington, DC, Portland, Portsmouth, Springfield, Worcester, Albany, White Plains, Providence, Hartford, Hackensack, Vienna, Virginia and smaller communities along our network routes. The final allocation of the purchase price is summarized below:

(amounts in thousands)
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

$112,862

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the details of the intangible assets acquired in the NEON purchase:

(amounts in thousands)	Asset Value	Amortizable Life

Trademarks and trade names	$1,076	5 years
Customer contracts and relationships	2,250	10 years
Backlog	1,174	10 years

	$4,500

The following pro forma combined results of operations assume that the acquisition occurred on October 1, 2003.

	Unaudited
(amounts in thousands, except share and per share amounts)	September 30, 2005	September 30, 2004

Revenue	$51,990	$46,550
Loss from continuing operations	(27,179)	(41,743)

Basic and diluted loss from continuing operations per common share
Pro-forma	$(0.56)	$(0.86)

Weighted average common shares outstanding - basic and diluted	48,669,477	48,578,461

 On October 31, 2003, Globix acquired for cash the business, substantially all of the assets and assumed certain liabilities of Aptegrity, Inc. (“Aptegrity”), a provider of web application and operations management services for a total net cash consideration of approximately $2,300,000. The acquisition was accounted for as a purchase; accordingly, the purchase price has been allocated to the assets acquired. The allocation of the purchase price among the identifiable intangible assets was based upon the Company’s estimates of fair value of those assets. The Company has recorded $800,000 in respect of acquired trademarks and trade names which are being amortized on a straight-line basis over 7 years and $400,000 was recorded in respect of customer contracts which are being amortized on a straight-line basis over 2 years. The operations of Aptegrity are included in discontinued operations in the consolidated statements from November 1, 2003.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	SEPTEMBER 30,

(amounts in thousands)	2006	2005

Prepaid expenses	$1,102	$1,275
Prepaid insurance	304	316
Prepaid taxes	—	415
Prepaid fiber leases	57	937
Notes receivables	71	101
Other	187	963

	$1,721	$4,007

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	SEPTEMBER 30,

(amounts in thousands)	2006	2005

Land	$21	$1,192
Building and building improvements	—	49,428
Leasehold improvements	2,153	46,246
Computer hardware and software and network equipment	21,963	43,761
Fiber infrastructure	114,660	98,276
Furniture and equipment	197	5,503

	138,994	244,406
Less: Accumulated depreciation and amortization	(18,521)	(44,960)
Add: Construction in progress	4,982	6,784

Property, plant and equipment, net	$125,455	$206,230

In September 2006, the Company completed the sale of its building located at 139 Centre Street, New York, New York which resulted in the reduction of the value of the land, building and building improvements, and leasehold improvements, net of accumulated depreciation of $45,306,000. The Company received approximately $51.8 million in cash, after reducing the agreed $55 million fair market value of the property by $3.2 million in partial satisfaction of amounts owed to the former owner of the property on account of the sale. From this cash amount, the Company paid in full an existing mortgage, a remaining payment owed to the former owner of the property and other fees and expenses. The Company realized a loss on this transaction of $3,803,000.

As a result of the sale of the Company’s UK hosting business in September 2006, property, plant and equipment, net of accumulated depreciation decreased by $24,580,000.

During October 2003 the Company reached an agreement, which was subject to various closing conditions, to sell the property located at 415 Greenwich Street, New York, NY (“the Property”) for total cash consideration of approximately $60,000,000. The sale of the Property was completed on January 22, 2004. In connection with the sale the Company recorded during the year ended September 30, 2004, an impairment charge of $17,972,000 to write-down the Property to its market value.

Depreciation and amortization expense from continuing operations was $14,822,000, $8,471,000, and $2,786,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

7. INTANGIBLE ASSETS

	SEPTEMBER 30, 2006		SEPTEMBER 30, 2005

(amounts in thousands)	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION	GROSS CARRYING AMOUNT	ACCUMULATED AMORTIZATION

Trademarks and trade names	$1,076	$342	$3,448	$702
Network build-out know-how	—	—	7,453	3,183
Customer contracts and relationships	2,250	356	3,780	1,644
Backlog	1,174	186	1,174	69

	$4,500	$884	$15,855	$5,598

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Identifiable intangible assets amortization expense from continuing operations was $558,000 and $325,000 for the years ended September 30, 2006 and September 30, 2005, respectively. There was no amortization expense from continuing operations for the year ended September 30, 2004.

Estimated future annual amortization expense as of September 30, 2006 is as follows:

YEAR ENDING SEPTEMBER 30,
(amounts in thousands)

2007	$558
2008	558
2009	558
2010	432
2011	343
Thereafter	1,167

Total	$3,616

8. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	SEPTEMBER 30,

(amounts in thousands)	2006	2005

Franchise tax and sales tax	$1,338	$2,152
Property taxes	3,236	3,030
Salaries, benefits and commissions	1,545	2,430
Telecommunications	4,050	5,530
Negative leasehold obligation	—	701
Accrued merger expenses	—	774
Professional fees	1,064	667
Accrued utilities	—	507
Other	1,292	1,627

	$12,525	$17,418

9. OTHER LONG TERM LIABILITIES

Other long-term liabilities consist of the following:

	SEPTEMBER 30

(amounts in thousands)	2006	2005

Negative leasehold obligation	$—	$6,111
Asset retirement obligation	2,159	2,043
Deferred rent	—	980
Other	32	74

	$2,191	$9,208

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with fresh start accounting at the April 2002 effective date, the Company recorded a Negative Leasehold Liability associated with three of its Internet data centers. The Negative Leasehold Liability amount was determined by independent appraisal and based upon research of the local market condition in each market and estimation of the net effective market rental rates in comparison to the Company’s contractual lease rates through expiration of the lease. Such liability was to be amortized to reduce lease expense through 2013. At September 30, 2006 the remaining obligation has been reclassified to liabilities held for sale.

Upon acquiring NEON, the Company assumed an asset retirement obligation (“ARO”). This ARO relates to underground fiber network assets and the associated obligation to return the areas where the fiber lays to its natural state upon retiring the assets. In accordance with FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, the Company will accrete the asset retirement obligation over the useful life of the related asset.

10. 11% SENIOR NOTES

The Company is deemed to have issued the 11% Senior Notes on April 25, 2002, the date the Company’s plan of reorganization became effective (“Effective Date”), in one series that is initially limited to $120,000,000 aggregate principal amount of 11% Senior Notes. However, none of the 11% Senior Notes had been distributed as of September 30, 2002. In October 2002, the Company distributed $120,000,000 in aggregate principal amount of the 11% Senior Notes, which included $1,968,000 in aggregate principal amount of Senior Notes placed in reserve in escrow pursuant to a Stipulation and Order entered into with the lead plaintiffs in the class action lawsuit.

The 11% Senior Notes were expected to mature on May 1, 2008. The 11% Senior Notes bear interest at 11% per annum, payable annually in May of each year, commencing on May 1, 2003. Interest on the 11% Senior Notes for the first two year period following the initial date of issuance is payable in kind by the issuance of additional notes with terms identical to the 11% Senior Notes (other than the date of issuance) in a principal amount equal to the interest payment then due. For the two year period thereafter, interest is payable in cash or, at the Company’s option when authorized by its board of directors, in additional notes with terms identical to the 11% Senior Notes (other than the date of issuance), or in any combination of cash and additional notes. For the remaining two years until maturity, interest is payable in cash.

During the year ended September 30, 2006, the Company issued approximately an additional $7,420,000 in 11% senior notes in payment of accrued interest on the 11% senior notes. During the year ended September 30, 2005, the Company had issued approximately an additional $6,685,000 in 11% senior notes in payment of accrued interest on the 11% senior notes. Also, in connection with the NEON merger, the Company exchanged 4,545,455 shares of its common stock for $11,432,000 in principal and $1,068,000 in accrued interest on the 11% senior notes.

On October 3, 2003, the Company repurchased in the open market for $5,583,000 a portion of its outstanding 11% Senior Notes, which had a principal value of $7,000,000 and associated accrued interest of $330,000. As a result of the repurchase, the Company recorded a gain on discharge of debt in the amount of $1,747,000.

See Note 24. “SUBSEQUENT EVENTS” for information pertaining to the Company’s settlement of its 11% senior notes.

11. 9% SENIOR NOTES

In order to obtain additional financing to meet the Company’s needs for working capital, on December 13, 2005, the Company issued and sold $5 million in principal amount of its 9% senior notes to a group of investors. The notes were expected to mature on May 1, 2008. Interest on the notes is payable quarterly in arrears, beginning January 1, 2006. One percent of the proceeds of the notes was used to pay a one time origination fee to the note purchasers at closing. The notes are secured by a first priority security interest in domestic accounts receivable in the amount of 150% of the principal amount of the notes. Covenants and events of default under the notes are generally no more onerous than those contained in the indenture relating to the Company’s outstanding

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11% senior notes, except that the new notes limit the incurrence of additional senior debt that otherwise might be permitted under the 11% senior notes. The new notes can be prepaid without penalty or premium at any time following 30 days notice.

Purchasers of the notes include: LC Capital Master Fund Ltd., an investment fund managed by an investment advisor with which one member of the Company’s Board of Directors, Steven Lampe, is affiliated; Karen Singer, the sister-in-law of another Board member, Steven Singer; and Metronome LPC 1, Inc., an affiliate of Loeb Partners Corp., which (together with its affiliates) was then the beneficial owner of approximately 7.9% of our common stock. LC Capital Corp. Ltd. was then the beneficial owner of approximately 10.9% of the Company’s common stock (including 462,462 shares that may be acquired upon conversion of our convertible preferred stock). Karen Singer is the sole trustee of the Singer Children’s Management Trust, which was then the beneficial owner of approximately 8.8% of the Company’s common stock (including 699,099 shares that may be acquired on conversion of the preferred stock). The principal amounts purchased by these holders are $1 million for LC Capital Master Fund Ltd., $1 million for Karen Singer and $1 million for Metronome. Steven Singer disclaims any beneficial ownership interest in the 9% notes. The transaction was approved by all of the disinterested members of the board of directors.

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

See Note 24. “SUBSEQUENT EVENTS” for information pertaining to the Company’s settlement of its 9% senior notes.

12. MORTGAGE PAYABLE

On January 25, 2000, the Company borrowed $21,000,000 from a financial institution pursuant to a mortgage note secured by the Company’s property at 139 Centre Street, New York. Interest was payable at 9.16% (subject to adjustment on February 11, 2010) based on a 25 year amortization schedule. Principal and interest payments of $178,500 were payable monthly and any balance of the principal and all accrued and unpaid interest was due and payable in February 2025.

On September 29, 2006, the Company completed the sale of its 139 Centre Street, New York, New York headquarters building. As part of this transaction, the Company defeased its mortgage for a payment of approximately $22,278,000.

13. CUMULATIVE CONVERTIBLE PREFERRED STOCK

Globix has designated 4,500,000 shares of 6% Series A Cumulative Convertible Preferred Stock (“preferred stock”), of which 2,971,753 shares were issued in the acquisition of NEON. Each share of preferred stock is convertible into one share of common stock at the option of the holder, is entitled to one vote, has a liquidation preference of $3.60 per share plus accrued dividends, and is senior to the common stock of Globix. Dividends are payable semi-annually at a rate of $0.11 per share when and if declared by the Board of Directors. At the option of Globix, dividends are payable in cash or additional shares of preferred stock. At the option of Globix, shares of preferred stock can be redeemed in whole or in part at $3.82 per share, plus accrued dividends, in 2006, $3.71 per share, plus accrued dividends, in 2007 and $3.60 per share, plus accrued dividends, thereafter. In the event of a change of control, as defined, each holder of preferred stock can require Globix to purchase such holder’s shares of preferred stock for a price equal to $3.64 plus accrued and unpaid dividends to the purchase date. As of September 30, 2006, a dividend of $1,036,000 in the aggregate, payable in either cash or additional shares of preferred stock at $3.60 per share, had accrued on the outstanding shares of preferred stock.

14. STOCKHOLDERS’ EQUITY

Stock Options

Globix maintains multiple share-based payment arrangements under which employees and Directors are awarded grants of stock options. Prior to October 1, 2005, Globix accounted for these awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and in accordance with FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of APB Opinions No. 15 and 25” for options which are subject to meeting certain financial conditions. Compensation cost for stock options was generally not recognized as long as the stock options granted had an exercise price equal to or greater than the market price of Globix’s common stock on the date of grant. Effective October 1, 2005, Globix adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based Payment,” (“SFAS 123 (R)”) using the modified-prospective transition method. Under this transition method, compensation cost recognized beginning October 1, 2005 includes compensation cost for all share-based payment arrangements granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value and expense attribution methodology determined in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payment arrangements granted subsequent to September 30, 2005, based on the grant-date fair value and expense attribution methodology determined in accordance with the provisions of SFAS 123 (R).

As a result of adopting SFAS 123 (R) on October 1, 2005, income before income taxes is $2.6 million lower than if it had continued to account for share-based payment arrangements under APB 25. Basic and diluted earnings per share in 2006 would have been $0.54 if Globix had not adopted SFAS 123 (R), compared to reported basic and diluted earnings per share of $0.49.

If compensation cost for all share-based payment arrangements had been recognized based on the fair value method prescribed by SFAS 123 for the periods prior to the adoption of SFAS 123 (R), Globix’s net loss and net loss per share in 2005 and 2004 would have been reduced to the pro forma amounts indicated in the table below.

	YEAR ENDED	YEAR ENDED
(amounts in thousands, except per share results)	SEPTEMBER 30, 2005	SEPTEMBER 30, 2004
Net loss attributable to Common stockholders, as reported	$(30,903)	$(41,386)
Deduct:
Stock-based employee compensation expense determined under fair value based method for all awards, net of tax effect	521	515

Pro-forma net loss attributable to common stockholders	$(31,424)	$(41,901)

Loss per share attributable to common stockholders
Basic - as reported	$(0.89)	$(2.51)

Basic - Pro-forma	$(0.90)	$(2.55)

Diluted - as reported	$(0.89)	$(2.51)

Diluted - Pro-forma	$(0.90)	$(2.55)

Stock Option Plans

On March 14, 2003, the Company’s board of directors approved the 2003 Stock Option Plan (the “2003 Plan”). The 2003 Plan provides for the grant of stock options to purchase up to 1,828,889 shares of the Company’s common stock to any employee, officer, director, or consultant of the Company at an exercise price equal to at least the fair market value at the date of grant. All options granted under the 2003 Plan will terminate no later than ten years from the date of grant. Generally 50% of options granted under the 2003 Plan vest ratably over a period of up to 3 years with certain acceleration clauses while the remainder of the 50% vest upon meeting certain financial conditions. The 2003 Stock Incentive Plan was amended at the annual meeting of the Company’s shareholders on February 28, 2006 to increase the total number of options available for issuance to 3,500,000 and to allow for up to 1,000,000 options to be granted to a single individual per year effective for grants made in September 2005 and thereafter.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2003 and 2004, NEON granted options to purchase an aggregate of 43,658 shares of NEON common stock at exercise prices of $0.27 and $0.30 per share to members of its board of directors, pursuant to a Directors Stock Option Plan, and options to purchase an aggregate of 2,193,000 shares of NEON common stock at exercise prices between $5.30 and $6.06 per share to certain of its employees, pursuant to a 2003 Stock Incentive Plan. Immediately prior to the merger with a subsidiary of Globix, in March 2005, NEON amended the Directors Stock Option Plan and the 2003 Stock Incentive Plan to modify the options to provide for the issuance of shares of Globix common stock in lieu of NEON common stock in accordance with the merger agreement, and to eliminate the ability to grant further options under these plans. In the merger, the options were converted into options to purchase an aggregate of 50,578 shares of Globix common stock at $0.21 and $0.24 per share under the Directors Stock Option Plan and 2,552,319 shares of Globix common stock at prices ranging from $4.16 to $4.75 per share under the 2003 Stock Incentive Plan. All of the options under the Directors Stock Option Plan were vested prior to or upon occurrence of the merger. Options to purchase an aggregate of 2,374,337 shares of common stock under the 2003 Stock Incentive Plan were vested prior to or upon occurrence of the merger, and the remainder vest over a remaining period of 2 years. The 2003 Stock Option Plan is now the exclusive plan used to grant stock options.

Options granted under the 2003 Plans may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are generally granted with an exercise price equal to or greater than the market value of Globix’s stock at the date of grant. On September 13, 2005, Globix began granting stock option awards that provide for performance-based triggering events before a vested option can be exercised. For awards with performance triggering events each vesting tranche is accounted for as a separate award with its own grant date fair value and requisite service period.

The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected life (estimated period of time outstanding) is estimated using the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior. Expected volatility was calculated based on the historical daily market price of the Company’s stock since emerging from bankruptcy to the date of grant. The expected dividend yield is based on expected dividends for the expected term of the stock options.

The assumptions used in the Black-Scholes option pricing valuation model for options granted in 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Expected life in years	3.0	3.0	5.0
Risk-free interest rate	4.5%	2.8%	3.2%
Expected volatility	163%	162%	120%
Expected dividend yield	0.0%	0.0%	0.0%

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of stock option awards as of September 30, 2006 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at September 30, 2005	4,123,618	3.63
Granted	1,040,000	2.75
Exercised	(27,781)	2.86
Canceled	(301,040)	2.75
Forfeited or expired	(419,448)	2.97

Outstanding at September 30, 2006	4,415,349	3.55	8.3years	4,907,583

Options vested or expected to vest at September 30, 2006	4,415,349	3.55	8.3years	4,907,583

Options exercisable at September 30, 2006	3,988,304	3.63	7.4years	4,096,197

The weighted-average grant-date fair value of option awards granted during the years ended September 30, 2006, 2005 and 2004 was $1.59, $2.71 and $3.41, respectively. The total intrinsic value of options exercised during the same periods was $36,000 and $43,000 for 2006 and 2005. There were no options exercised in 2004.

As of September 30, 2006, there was $ 132,000 of unrecognized compensation cost related to Globix’s option awards. The weighted-average period over which that cost is expected to be recognized is .27 years. Cash received from the exercise of stock options for the years ended September 30, 2006 and 2005 was $72,039 and $4,256, respectively. Globix’s policy is to issue new shares upon the exercise of options.

On March 14, 2003, the Company’s board of directors approved the sale to Communication Technology Advisors, LLC (“CTA”) of a fully vested warrant exercisable for 500,000 shares of the Company’s common stock at an exercise price of $3.00 per share. CTA provided consulting services to the Company and was a related party until June 24, 2003. During January 2004, CTA purchased the warrants for $25,000. The warrant is immediately exercisable for a period of 10 years from the date of issuance. Since CTA is a provider of services to the Company the value of the warrant is expensed as determined by using the Black-Scholes valuation model. The assumptions used in the Black-Scholes model include the risk free rate of 2.92%, volatility of 133%, no dividend yield, a contractual life of 10 years and an expected life of five years with a fair market value of $2.50. The fair value of the warrant of $ 1,050,000 was expensed as part of SG&A during the year ended September 30, 2003. The CTA warrant is not included in the aforementioned table.

During 2003, NEON issued two warrants to CTA in exchange for services to purchase a total of 650,000 shares of the Company’s common stock at exercise prices ranging from $5.30 to $6.06. The fair value of these warrants was approximately $712,000. Approximately $360,000 of this value related to amounts owed at December 31, 2002, that were included in reorganization items in the 2002 consolidated statement of operations. The remaining $352,000 was included as a direct acquisition cost in the purchase price for Transcom. Upon acquisition of NEON, the warrants granted to CTA were exchanged for warrants to purchase 828,620 shares of Globix common stock at exercise prices ranging from $4.16 to $4.75.

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

15. 401(K) PLAN

The Company offers its eligible U.S. employees the opportunity to participate in a defined contribution retirement plan qualifying under the provisions of Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). Each employee is eligible to contribute, on a tax-deferred basis, a portion of annual earnings not to exceed certain federal income tax limitations. The Company did not make any discretionary matching contributions to the 401(k) Plan in the years ended September 30, 2006, 2005, and 2004.

16. INCOME TAXES

The provision for income taxes for the periods below differs from the amount computed by applying the federal statutory rate due to the following:

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED SEPTEMBER 30, 2006	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004

Statutory Federal income tax rate - US (UK rate 30%)	35.0%	(35.0)%	(35.0)%
State and local taxes, net of Federal benefit	7.3%	(7.0)%	(10.0)%
Valuation Allowance Adjustment	(42.3)%	42.0%	45.0%
Effective income tax rate	—%	—%	—%

Significant components of the deferred tax assets and liabilities are as follows:

	SEPTEMBER 30,

(amounts in thousands)	2006	2005

Deferred tax assets:
Net operating loss carryforwards:
Globix	$88,248	$99,255
NEON	51,898	40,015
Allowance for doubtful accounts	823	1,286
Depreciation and amortization	—	57,939
Stock-based compensation	1,052	—
Deferred rent	769	273
Capital loss carryover	15,886	—
Deferred revenue	7,069	7,555
Asset retirement obligation	886	—
Other	129	2,743

Total deferred tax assets	166,760	209,066
Deferred tax liabilities:
Depreciation and amortization	(7,587)	—

Less: valuation allowance	(159,173)	(209,066)

Total net deferred tax assets	$—	$—

The Company is in an accumulated loss position for both financial and income tax reporting purposes. Globix has U.S. Federal income tax loss carryforwards of approximately $192,615,000 and state income tax loss carryforwards of approximately $244,054,000 at September 30, 2006. NEON has U.S. Federal income tax loss carryforwards of approximately $136,713,000 and state income tax loss carryforwards of approximately $82,238,000 at September 30, 2006. These Federal net operating loss (“NOL”) carryforwards expire beginning in 2020 and will be fully expired after 2025. The U.S. Federal income tax loss carryforwards were reduced upon emergence from bankruptcy due to the Internal Revenue Code’s rules and regulations related to the cancellation of indebtedness income that is excluded from taxable income. Changes in the ownership of NEON securities as a result of NEON’s plan of reorganization have caused there to be an annual limitation on the use of net operating loss carryforwards that arose prior to the effective date of NEON’s plan of reorganization. Changes in the ownership of the Company’s securities as a result of its plan of reorganization have caused there to be an annual limitation on the use of NOL carryforwards that arose prior to the effective date of its plan of reorganization. As a result of the merger with NEON and the open market divestiture of significant amounts of shares of Globix stock by former NEON shareholders, both Globix and NEON experienced ownership changes in March 2005 and April 2006, respectively. The availability of NOL carryforwards to reduce the Company’s future Federal income tax liability is subject to

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limitations under Section 382 of the Internal Revenue Code. Due to these limitations, $139.2 million of the $329.3 million in Federal NOL carryforwards will be available for possible utilization for Federal income tax purposes. This amount is computed based upon the estimated NOL generated after the April 2006 ownership change of NEON plus the $6.5 million annual limitation resulting from that change of ownership. Subsequent ownership changes, if any, could impose additional limitations on the Company’s NOL carryforwards. The application of the Code in this area is subject to interpretation by the Internal Revenue Service (“IRS”). The NOL carryforwards are subject to examination by the IRS and are thus subject to adjustment of disallowance resulting from any such IRS examination Additional limitations would be imposed as a result of any such ownership change which may increase the Company’s U.S. federal income tax liability.

For financial reporting purposes, deferred tax assets at September 30, 2006 and 2005 are fully offset by a valuation allowance due to the uncertainty of the Company’s ability to realize income tax benefits by generating taxable income in the future. Management also estimates that the no taxes will be due related to the gains recorded on the sale of the UK hosting business and the sale of the building at 139 Centre Street New York, New York. As such no tax expense has been recorded on these transactions.

The Company’s emergence from bankruptcy in fiscal 2002 did not create a new tax reporting entity. Accordingly, the adjustments required to adopt fresh start accounting are not applicable for the Company’s tax reporting and therefore, deferred tax items were recognized concurrently with the recognition of the respective fresh start accounting adjustments. In addition pursuant to SOP No. 90-7, reversals of the valuation allowance recorded against deferred tax assets that existed as of the emergence date will first reduce intangibles until exhausted and thereafter are reported as additional paid in capital as opposed to income tax expense. The balance of the valuation allowance for which this treatment is required was approximately $80,400,000 at September 30, 2006 and 2005, respectively.

17. DEFERRED REVENUES

Deferred revenue represents leases of lit fiber (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by NEON) and longer term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by NEON) at fixed cost pricing over multi year terms. Revenues from fiber optic network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years. Amounts billed in advance of the service provided are recorded as deferred revenue and recognized over the life of the contract. The Company also leases space to customers at its co-location facilities. Revenues from nonrecurring installation charges and design, engineering and construction services are recognized ratably over the multi-year network services terms to which the nonrecurring charges relate. As part of the purchase price allocation associated with the NEON acquisition, the Company assessed the fair market value of NEON’s deferred revenue and determined that historical costs were the best estimate for the fair value based on current prices for services and the risk profile of the associated customers.

The components of deferred revenue are as follows:

	SEPTEMBER 30,

(amounts in thousands)	2006	2005

Current portion of Globix segment deferred revenue	$—	$2,858
Current portion of NEON segment deferred revenue	2,544	2,585

Total current portion of deferred revenues	$2,544	$5,443

Long-term portion of Globix segment deferred revenue	$—	$343
Long-term portion of NEON segment deferred revenue	13,791	15,560

Total long-term portion of deferred revenues	$13,791	$15,903

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. COMMITMENTS AND CONTINGENCIES

Leases

The Company has minimum monthly usage/maintenance levels with certain of its telecommunications carriers expiring in various years through 2009. The Company also leases certain of its facilities and various equipment under non-cancelable operating leases expiring in various years through 2017. Total lease expense under operating leases for continuing operations for the year ended September 30, 2006 and the year ended September 30, 2005 was $7,733,000 and $4,538,000, respectively. There was no lease expense for continuing operations for the year ended September 30, 2004.

Future minimum payments due under these operating leases and telecommunications carrier usage commitments as of September 30, 2006 are as follows:

(amounts in thousands) YEAR ENDING SEPTEMBER 30,	TELECOM	LEASES	TOTAL

2007	2,380	3,639	6,019
2008	2,446	3,205	5,651
2009	2,515	2,261	4,776
2010	2,585	1,464	4,049
2011	2,658	1,433	4,091
Thereafter	21,328	12,862	34,190

Total	$33,912	$24,864	$58,776

The Company leases fibers for various segments of its network under operating leases that expire at various dates through December 2034. Future minimum lease payments required under these fiber optic leases at September 30, 2006 were approximately as follows:

(amounts in thousands) YEAR ENDING SEPTEMBER 30,

2007	$9,897
2008	9,806
2009	9,920
2010	10,070
2011	9,942
Thereafter	108,485

Total	$158,120

Fiber lease expense charged to operations under the above agreements was approximately $9,322,000 and $4,625,000 in the years ended September 30, 2006 and 2005, respectively.

Rentals Due From Third Parties

As of September 30, 2006, we subleased to third parties office space in our New York building for periods of less than one year. Lease income for the year ended September 30, 2006, 2005, and 2004 was approximately $2,047,000, $2,010,000, and $1,640,000, respectively.

As of September 30, 2006, future minimum sublease income is $402,000.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

In addition, the Company has commitments under standby letters of credit, issued primarily to secure certain leases, which totaled approximately $7,090,000 at September 30, 2006.

Contingencies Related to Strategic Transactions

The Company has contractual contingencies in connection with the strategic transactions that resulted in the sale of its US and UK hosting businesses and New York City headquarters building. The contracts for the sale of the US and UK hosting businesses provided for escrows of $2.0 million and $3.1 million, respectively, which may be used to offset certain claims by the purchasers; although the contracts for the sales of these businesses provide that the escrows are the sole source of funds for these claims, there is no assurance that the purchasers might not seek additional compensation.  In addition, in connection with the sales of these businesses, the Company agreed to provide transition services and could face liability if these transition services are not properly provided.  The contract for the sale of the Company’s headquarters building requires the Company to deliver a vacated building on May 31, 2007 and if the Company fails to do so, the sales contract provides penalties that can be assessed against the Company.

Employment and Other Contractual Agreements

Peter K. Stevenson

Effective April 15, 2002, the Company entered into an employment agreement with Peter K. Stevenson for his services as the Company’s President and Chief Executive Officer. Mr. Stevenson’s employment agreement expired in July 2003, and was extended until July 31, 2004 subject to extension for successive six month periods with the mutual consent of Globix and Mr. Stevenson. Mr. Stevenson’s base salary was $308,000 per year. Mr. Stevenson was also eligible for an annual bonus equal to up to 50% of his base salary, contingent upon the Company meeting certain performance targets and a bonus contingent on the success the Company may have in the purchase or sale of certain assets or disposition or acquisition of certain business in sums to be determined by the Company’s compensation committee. In addition, under the terms of Mr. Stevenson’s employment agreement, Mr. Stevenson was granted options to acquire 548,700 shares of the Company’s common stock. As of September 30, 2005, all of Mr. Stevenson’s options were fully vested.

On September 15, 2005, the Company approved a new employment agreement with Mr. Stevenson providing for a base salary of $350,000 per annum and an employment term extending through December 31, 2006. Mr. Stevenson is also eligible to receive an annual bonus up to 50% of his base salary, contingent upon the Company meeting certain performance targets. In addition, Mr. Stevenson received options to purchase 320,888 shares of the Company’s common stock at an exercise price of $2.75 per share, which will vest in December 2005 and 2006, subject to the achievement by the Company of certain performance targets. In December 2005, 49,096 of the 2005 options vested based on the Company meeting certain of the performance targets. The agreement provides for the continuation of salary payments through the end of his employment term in the event that he is terminated from his employment with the company without cause or resigns from the company for good reason before the end of his employment term. In addition, if Mr. Stevenson’s employment is terminated without cause or he resigns for good reason, all theretofore unvested stock options held by Mr. Stevenson will immediately vest.

Ted S. Lodge

In connection with the election of Ted. S. Lodge as Chairman of the Company’s Board of Directors and Executive Chairman of the Company, the Company entered into an employment agreement with Mr. Lodge. Pursuant to the provisions of this employment agreement, the term of his employment will be one year from the date of the execution of the agreement on October 31, 2005, during which he will be required to devote at least two days per work week to the business and affairs of the company. Mr. Lodge will receive a base salary of $275,000 per annum, subject to increases at the discretion of the board of directors and will be eligible to receive bonuses at the discretion of the board of directors. In addition, Mr. Lodge will receive fully vested options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $2.75 per share. The company will reimburse Mr. Lodge for reasonable out-of-pocket expenses incurred in connection with his employment including lodging within the New York metropolitan area during the work week, expenses incurred in maintaining an office in Pennsylvania and roundtrip transportation between New York and Pennsylvania. In the event that Mr. Lodge is required to relocate his primary place of business to a location farther than 60 miles from its current location in Pennsylvania or if he is actually or constructively terminated without cause following a change in control (as defined in the indenture governing the company’s 11% senior secured notes), he will receive severance in the amount equal to his base salary due through the end of the period ending October 31, 2006 plus one year of his base salary. In addition, for a period of 360 days after such termination, Mr. Lodge will be able to exercise any stock options previously granted to him by the company, which will all be considered fully vested upon such termination of employment with the company.

On October 18, 2006, Mr. Lodge’s employment was extended for one year, until October 31, 2007, on the same terms as described above.

Gene M. Bauer

On September 16, 2005, the Company’s Compensation Committee unanimously approved the hiring of Gene M. Bauer to serve as the Company’s Vice President, General Counsel and Secretary. Mr. Bauer will receive a base salary of $200,000 per annum, subject to increases at the discretion of the Compensation Committee and will be eligible to receive a cash bonus of up to 30% of his annual base salary pursuant to the company’s annual incentive compensation plan. The eligibility for and payout of Mr. Bauer’s bonus will be subject to the policies for cash incentive compensation for the performance period extending from July 1, 2005 through

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 adopted by the Compensation Committee on September 13, 2005. Mr. Bauer will receive $200 per month in lieu of medical coverage, subject to compliance with any legal restrictions of the company’s benefit plans, will have access to use the company’s apartment free of charge and will be entitled to four weeks’ vacation per year. In the event that Mr. Bauer is required to relocate his primary place of business to a location farther than 60 miles outside of New York City (other than the greater Boston area) or if he is actually or constructively terminated without cause within one year following a change in control (as defined by the company’s 2003 Stock Option Plan), he will receive severance in the amount equal to one year of his base salary.

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

On June 25, 2002, Globix entered into a Stipulation and Order with the lead plaintiffs in a class action lawsuit that had been brought against the Company and certain of its directors and officers. The Stipulation and Order provides that 229,452 shares of the Company’s common stock and $1,968,000 in aggregate principal amount of the 11% senior notes will be held in escrow pending the outcome of the class action lawsuit. If a judgment or settlement in the class action lawsuit had required the Company to pay an amount in excess of its liability insurance, the Company would have been required to issue to the class action litigants and their attorneys all (in the event that this excess is $10 million or greater) or a portion of (in the event that this excess is less than $10 million) the shares of its common stock and the 11% senior notes being held in escrow. This lawsuit was settled in 2005 for less than the Company’s liability insurance. Accordingly, Globix expects to distribute the shares of common stock and 11% senior notes held in escrow to Globix security holders under the plan of reorganization.

In May 2006, the Company was served with a summons and complaint in an action entitled Media Express USA, Ltd. VS. Globix Corporation which is pending in the New York County Supreme Court. The complaint seeks $250,000 on each of two causes of action based on a claim that the Company failed to provide plaintiff with certain contracted-for services. The Company has filed an answer denying the material allegations of the complaint and asserting numerous defenses. The Company has significant strong legal defenses to the claims and no longer has direct liability since the claim was assigned as part of the sale of the Company’s US hosting business. The plaintiff has failed to appear for a properly noticed deposition.

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

19. SEGMENT INFORMATION

For the fiscal year ended September 30, 2006, the Company evaluated its results of operations based on one reportable segment. Previously the Company reported under two reportable segments.

Although the Company operates in one reportable segment, there are 3 major service lines as listed. The breakdown of revenues for each service line is as follows:

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands)	YEAR ENDED SEPTEMBER 30, 2006	YEAR ENDED SEPTEMBER 30, 2005	YEAR ENDED SEPTEMBER 30, 2004

Lit fiber services	$59,597	$26,630	$—
Dark fiber services	4,809	3,115	—
Co-Location	2,023	901	—

Revenue, net	$66,429	$30,646	$—

20. RELATED PARTY TRANSACTIONS

CONSULTING AGREEMENT WITH COMMUNICATION TECHNOLOGY ADVISORS

Effective May 15, 2005, Globix entered into an Agreement with Communications Technology Advisors (“CTA”), pursuant to which CTA has agreed to provide certain advisory services to Globix, including assistance with the integration of the NEON acquisition, financing and acquisitions. As consideration for the services provided by CTA, the Company paid CTA a monthly fee of $120,000, which was reduced to $60,000 on February 15, 2006. The Company also agreed to reimburse CTA for its out-of-pocket expenses incurred in connection with rendering services to the Company during the term of the agreement. The out-of-pocket expenses paid to CTA for the year ended September 30, 2006 totaled approximately $139,000. In addition to the monthly fee and expense reimbursement, CTA and the Company have agreed to negotiate in good faith to determine a success fee based on merger and acquisition advice and opportunities provided by CTA to the Company. The agreement expired on May 14, 2006 and was not renewed by the Company. Wayne Barr, Jr., the President of CTA, joined the Board of Directors of Globix on March 7, 2005 and was previously a member of the Board of Directors of NEON. Mr. Barr did not stand for re-election and left the Company’s Board on February 28, 2006. CTA previously provided advisory services to Globix and NEON in exchange for a monthly fee of $65,000 and $35,000, respectively.

The consulting services described above were approved by a majority of the Company’s disinterested directors.

For the years ended September 30, 2006, 2005 and 2004, the Company recorded in respect of CTA, consulting fees and reimbursement of expenses of $949,000, $1,272,000 and $827,000, respectively.

AGREEMENT WITH MODE 1 COMMUNICATIONS, INC.

Neon Optica, Inc., a wholly owned subsidiary of NEON, is a party to two agreements for the Provision of Fiber Optic Facilities and Services (Phases I and II), pursuant to which certain subsidiaries of Northeast Utilities have agreed to grant to NEON the right to use transmission structures, other facilities and fiber filaments in the their fiber optic cable network in exchange for annual payments and other fees. Payment under these agreements and a fee reimbursement agreement are expected to amount to approximately $2,500,000 per year. Due to timing of disbursements, payments under these agreements made in the year ended September 30, 2006 were 3,096,000, which reflects five quarterly payments. In calendar years 2003 and 2004, NEON made certain payments under these agreements by issuing shares of its common stock to Mode 1 Communications, Inc. (“Mode 1”), a wholly owned subsidiary of Northeast Utilities. Mode 1 held approximately 13.2% of the common stock of NEON prior to the merger and as a result of the merger became the holder of approximately 5.6% of the Globix common stock. In connection with the merger, Globix agreed to guarantee the obligations of Neon Optica, Inc. under these agreements. John H. Forsgren, who was a director of NEON prior to the merger and became a director of Globix in connection with the merger, was the Vice Chairman and Chief Financial Officer of Northeast Utilities until his retirement as of December 31, 2004. In April 2006, Mode 1 disposed of substantially all of its Globix common stock.

BONUSES PAYMENT AS PART OF THE SALE OF THE PROPERTY

As part of the sale of the 415 Greenwich Property in 2004, the Company paid bonuses of $450,000 to certain of the Company’s Executive Officers and employees, which included a $169,000 payment to the Chairman of the Board of Directors for his contributions in connection with the sale and $169,000 payment to the Company’s Chief Executive Officer.

LIFE INSURANCE AND DISABILITY FOR PETER K. STEVENSON

Peter K. Stevenson, the Company’s President and Chief Executive Officer, receives life insurance and disability insurance benefits in excess of the benefits that are offered to the Company’s other employees. These benefits are payable directly to Mr. Stevenson. The premiums for these benefits totaled $6,300 for the five month period ended September 30, 2002. No further

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amounts were paid during fiscal years 2006, 2005, and 2004. These benefits were approved by a majority of the Company’s disinterested directors.

21. GUARANTEES

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

In connection with the acquisition of NEON, NEON and its subsidiaries became subsidiary guarantors under the indenture governing the 11% Senior Notes.

Neon and its subsidiaries are also subsidiary guarantors under the terms of the indenture governing the 9% Senior Notes.

22. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, cash equivalents, restricted cash, receivables, payables, and current portion of capital lease obligation included in the consolidated balance sheets approximate their fair value due to the their short-term maturity.

The fair value of marketable securities and investments are based on quoted market prices.

The fair market value of the 11% Senior Notes as of September 30, 2006 is approximately $74,938,000 based on the average market price paid in transactions by third parties between September 20, 2006 and October 31, 2006.

The 9% Senior Notes are closely held and not actively traded in the open market and were retired subsequent to year end at face value.

23. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

As a result of the decision to exit the hosting business, the results of the hosting operations have been reflected as discontinued operations for all periods presented.

	QUARTER ENDED

(amounts in thousands)	DECEMBER 31, 2005	MARCH 31, 2006	JUNE 30, 2006	SEPTEMBER 30, 2006

Net revenues	$15,314	$16,166	$17,122	$17,827
Operating costs and expenses:
Cost of revenues (excluding depreciation, amortization, payroll and occupancy shown below)	8,355	8,277	9,788	9,279
Selling, general and administrative	8,066	6,685	5,317	6,948
Loss on sale of corporate headquarters	—	—	—	3,803
Depreciation and amortization	3,486	3,443	4,114	4,337

Total operating costs and expenses	19,907	18,405	19,219	24,367
Loss from operations	(4,593)	(2,239)	(2,097)	(6,540)
Interest and financing expense, net	(2,458)	(2,179)	(2,841)	(2,631)
Other income (expense)	169	327	235	343

Loss from continuing operations before income taxes	(6,882)	(4,091)	(4,703)	(8,828)
Tax provision	—	—	—	—

Loss from continuing operations	(6,882)	(4,091)	(4,703)	(8,828)
Income from discontinued operations, net of income taxes of $0 (includes gain on disposition of 46,213 in the fourth quarter)	836	187	931	46,983

Net (loss) income	(6,046)	(3,904)	(3,772)	38,155
Dividends and accretion on cumulative convertible Preferred stock	$164	$166	$169	$171

Net (loss) income attributable to common stockholders	$(6,210)	$(4,070)	$(3,941)	$37,984

Basic and diluted loss per share attributed to common stockholders	$(0.13)	$(0.08)	$(0.08)	$0.78

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	QUARTER ENDED

(amounts in thousands)	DECEMBER 31, 2004	MARCH 31, 2005	JUNE 30, 2005	SEPTEMBER 30, 2005

Net revenues	$—	$3,223	$13,242	$14,181
Operating costs and expenses:
Cost of revenues (excluding depreciation, amortization, payroll and occupancy shown below)	—	1,910	7,634	8,216
Selling, general and administrative	2,256	3,770	6,066	6,181
Depreciation and amortization	704	1,553	3,135	3,404

Total operating costs and expenses	2,960	7,233	16,835	17,801

Loss from operations:	(2,960)	(4,010)	(3,593)	(3,620)
Interest and financing expense, net	(2,440)	(2,308)	(2,209)	(2,484)
Other income (expense)	132	(777)	117	(153)
Gain on debt discharge	—	(3,182)	—	—

Loss from continuing operations before income taxes	(5,268)	(10,277)	(5,685)	(6,257)
Tax provision	—	—	—	—

Loss from continuing operations	(5,268)	(10,277)	(5,685)	(6,257)
loss from discontinued operations, net of income taxes of $0	(997)	(1,006)	(386)	(661)

Net loss	(6,265)	(11,283)	(6,071)	(6,918)
Dividends and accretion on cumulative convertible Preferred stock	$—	$—	$202	$164

Net loss attributable to common stockholders	$(6,265)	$(11,283)	$(6,273)	$(7,082)

Basic and diluted loss per share attributed to common stockholders	$(0.38)	$(0.45)	$(0.13)	$(0.15)

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. SUBSEQUENT EVENTS

On October 20, 2006, we paid off the entire $5 million principal amount of our 9% Senior Notes due 2008 as well as the accrued interest from October 1, 2006.

On November 1, 2006, we closed the sale of our US hosting business. The total sales price was $20 million, subject to various working capital adjustments. Of the total sales price, $2 million is being held in an escrow account until May 31, 2007 to cover certain contingent liabilities. We also entered into a transition services agreement with the purchaser of the US hosting business to receive and provide certain services until mid-2007; the buyer of our US hosting business agreed to provide the services called for under the transition services agreement we had entered into in connection with the sale of our US hosting business. Though the Company has not finalized the calculations associated with this transaction, no loss is expected to be incurred from the completion of this deal.

Also on November 1, 2006, we discharged our remaining obligations under our 11% Senior Notes due 2008 and associated interest payable under the terms of these Notes by depositing the sum of $ 76,165,002 with the Indenture Trustee, thereby redeeming the 11% Senior Notes in full. Globix continues to carry a liability of $3,158,437 which may become due under certain additional notes issuable under a reserve arrangement established in connection with our bankruptcy proceeding in 2002. Globix is working with the Indenture Trustee to determine how to dispose of any obligations under this escrow.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(amounts in thousands) COLUMN A	COLUMN B	COLUMN C		COLUMN D		COLUMN E

		ADDITIONS

	BALANCE AT BEGINNING OF PERIOD	CHARGES TO COSTS AND EXPENSES	CHARGES TO OTHER ACCOUNTS	DEDUCTIONS		BALANCE AT END OF PERIOD

Allowance for Doubtful Accounts

October 1, 2003 to September 30, 2004	$2,646	$780	$24	$(1,202)		$2,248
October 1, 2004 to September 30, 2005	2,248	433	—	(731)		1,950
October 1, 2005 to September 30, 2006	1,950	200	—	(1,285	)(a)	865

Deferred Tax Valuation Allowance

October 1, 2003 to September 30, 2004	$97,075	$20,642	$—	$—		$117,717
October 1, 2004 to September 30, 2005	117,717	91,349	—	—		209,066
October 1, 2005 to September 30, 2006	209,066	—	—	(49,893)		159,173

(a) Includes the deduction related to the sale and reclassification of the UK hosting business and the US hosting business, respectively.