Form 10-Q
period 2006-12-31
GLOBIX CORP
filed 2007-02-08
CIK 1003111

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NO. 1-14168

GLOBIX CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-3781263
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

2200 West Drive Park, Westborough, MA	01581
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares of the Registrant’s common stock outstanding as of February 1, 2007 was 48,788,456.

GLOBIX CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

		PAGE

Part I	Financial Information
Item 1	Consolidated Balance Sheets -- As of December 31, 2006 (unaudited) and September 30, 2006	1
	Interim Consolidated Statements of Operations -- For the Three Months Ended December 31, 2006 (unaudited) and for the Three Months Ended December 31, 2005 (unaudited)	2
	Interim Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income -- For the Three Months Ended December 31, 2006 (unaudited)	3
	Interim Consolidated Statements of Cash-Flows -- For the Three Months Ended December 31, 2006 (unaudited) and for the Three Months Ended December 31, 2005 (unaudited)	4
	Notes to the Interim Unaudited Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4	Controls and Procedures	19

Part II	Other Information
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
Signatures		22
Certifications		23-26

GLOBIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2006	September 30, 2006

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$22,541	$88,127
Accounts receivable, net allowance for doubtful accounts of $727 and $865, respectively	6,574	3,441
Prepaid expenses and other current assets	1,762	1,721
Restricted cash	4,141	447
Current portion of assets held for sale	-	6,763

Total current assets	35,018	100,499
Restricted Cash	10,190	10,190
Property, plant and equipment, net	124,926	125,455
Intangible assets, net of accumulated amortization of $1,023 and $884, respectively	3,477	3,616
Assets held for sale, net of current portion	-	16,364
Other assets	2,801	3,096

Total assets	$176,412	$259,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,361	$5,113
Accrued liabilities	14,449	12,525
Current portion of deferred revenue	2,639	2,544
Current portion of liabilities held for sale	-	6,923

Total current liabilities	22,449	27,105
11% Senior Notes	2,992	74,875
9% Senior Notes	-	5,000
Accrued interest - Senior Notes	222	3,565
Deferred revenue	13,605	13,791
Other long term liabilities	2,227	2,191
Liabilities held for sale, net of current portion	-	3,196

Total liabilities	41,495	129,723

Cumulative Convertible Preferred Stock	13,850	13,676

Commitments and contingencies:
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 500,000,000 shares authorized; 48,727,511 and 48,725,246 issued and outstanding at December 31, 2006 and September 30, 2006, respectively	487	487
Additional paid-in capital	210,402	210,161
Accumulated other comprehensive income	109	105

Accumulated deficit	(89,931)	(94,932)

Total stockholders' equity	121,067	115,821

Total liabilities and stockholders' equity	$176,412	$259,220

The accompanying notes are an integral part of these consolidated financial statements.

     GLOBIX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	3 MONTHS ENDED DECEMBER 31, 2006	3 MONTHS ENDED DECEMBER 31, 2005

Revenue, net	$18,139	$15,314
Operating costs and expenses:
Cost of revenue (excluding depreciation, amortization, occupancy and certain payroll)	9,359	8,355
Selling, general and administrative	6,198	8,066
Depreciation and amortization	3,812	3,486

Total operating costs and expenses	19,369	19,907

Loss from operations	(1,230)	(4,593)

Interest and financing expense	(1,322)	(2,504)
Interest income	644	46
Other income, net	346	169

Loss from continuing operations before income taxes	(1,562)	(6,882)
Tax provision	-	-

Loss from continuing operations	(1,562)	(6,882)

Income from discontinued operations, net of income taxes (includes gain on sale of US hosting of $6,430 in 2006)	6,737	836

Net income (loss)	5,175	(6,046)

Dividends and accretion on preferred stock	174	164

Net income (loss) attributable to common stockholders	$5,001	$(6,210)

Loss per common share, from continuing operations:
Basic	(0.03)	(0.13)

Diluted	(0.03)	(0.13)

Earnings per common share, from discontinued operations:
Basic	0.13	0.02

Diluted	0.13	0.02

Earnings (loss) per common share, attributable to common stockholders:
Basic	0.10	(0.13)

Diluted	0.10	(0.13)

Weighted average number of common and common equivalent shares:
Basic	48,725,644	48,697,465
Diluted	48,725,644	48,697,465

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	Common Stock			Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Additional Paid In Capital

Balance, September 30, 2006	48,725,246	$487	$210,161	$105	$(94,932)	$115,821
Exercise of stock options	2,265	-	12	-	-	12
Stock-Based Compensation	-	-	229	-	-	229
Dividends and accretion -
Preferred Stock	-	-	-	-	(174)	(174)
Comprehensive income:
Net income	-	-	-	-	5,175
Foreign Currency translation adjustments	-	-	-	4	-
Total comprehensive income	-	-	-	-	-	5,179

Balance, December 31, 2006	48,727,511	$487	$210,402	$109	$(89,931)	$121,067

The accompanying notes are an integral part of these consolidated financial statements.

     GLOBIX CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	DECEMBER 31,	DECEMBER 31,
	2006	2005

Cash Flows From Operating Activities
Net Income (loss)	$5,175	$(6,046)
Operating activities:
Depreciation and amortization	3,812	5,817
(Income) provision for uncollectible receivables	(137)	255
Gain on sale of US hosting business	(6,430)	--
Amortization of stock warrants	--	96
Stock-based compensation	158	1,656
Changes in assets and liabilities:
Increase in accounts receivable	(2,995)	(3,361)
Increase in prepaid expenses and other current assets	(41)	(538)
Decrease in other assets	295	230
Increase (decrease) in accounts payable	248	(862)
Increase in accrued liabilities	1,882	1,487
Decrease in assets held for sale	1,955	--
Decrease in liabilities held for sale	(2,033)	--
Increase in accrued interest	964	1.871
Other	(151)	(1,046)

Net Cash Provided by (Used in) Operating Activities	2,702	(441)

Cash Flows From Investing Activities
Investments in (proceeds from) restricted cash and investments	(3,691)	175
Proceeds from fiber optic exchange	--	1,960
Net cash proceeds from sale of the US hosting business	19,725	--
Purchase of property, plant and equipment	(3,144)	(6,528)

Net Cash Provide by (Used in) Investing Activities	12,890	(4,393)

Cash Flows From Financing Activities
Repurchase of Senior Notes	(81,190)	--
Issuance of 9% Senior Notes	--	5,000
Proceeds from exercising of options	12	--
Repayment of mortgage payable and capital lease obligation	--	(178)

Net Cash (Used in) Provided by Financing Activities	(81,178)	4,822

Effect of Exchange Rates Changes on Cash and Cash Equivalents	--	(68)

Decrease in Cash and Cash Equivalents	(65,586)	(80)
Cash and Cash Equivalents, Beginning of Period	88,127	9,011

Cash and Cash Equivalents, End Period	$22,541	$8,931

The accompanying notes are an integral part of these consolidated financial statements.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

For the three-month period ended December 31, 2006, the Company’s business was comprised of a transport business unit and a hosting business unit which was divested on November 1, 2006. These units are referred to as its “transport” and “hosting” businesses. The transport business predominantly sells high capacity bandwidth over our fiber optic network to other companies within the telecommunications industry. The hosting business provided various Internet services to small to large businesses. The transport services are sold through the Company’s subsidiary NEON Communications, Inc. (“NEON”) and the hosting services were sold through Globix Corporation and its subsidiaries Globix Hosting (UK) Limited and Globix Hosting (US) LLC.

During 2006, the Company conducted a strategic review which led to the divestiture of its hosting business segment. The proceeds from the divestitures were used to pay down its outstanding debt, and provide sufficient funds to support and grow the current operations of the Company’s remaining transport business. As a result of the actions taken during the year ended September 30, 2006 and the following two months, the Company is without any substantial long-term indebtedness on its balance sheet and is focused on its transport services business through its NEON subsidiary.

The Company’s employees are located in Westborough, Massachusetts and New York, New York. Its principal executive offices are located, at 2200 West Park Drive, Westborough, MA 01581 and the telephone number for this office is (508) 616-7800. Through May 31, 2007 the Company will also maintain offices at 139 Centre Street, New York, New York 10013.

NOTE 2 – DISCONTINUED OPERATIONS

On November 1, 2006, the Company closed the sale of its US hosting business. The total sales price was $20 million, subject to various working capital adjustments. Included in the results from discontinued operations for the three month period ended December 31, 2006 is the pre-tax gain on the disposition of the US hosting business of approximately $6.4 million. No income tax provision has been recorded on the income from discontinued operations as a result of the expected utilization of net operating loss carryforwards.

The purchase and sale agreement calls for a working capital true up to reflect actual working capital with defined adjustments at the sale date. On January 29, 2007, the Company provided the buyer with its calculation of the working capital adjustment which is in excess of $2.0 million. The amount of working capital adjustment has not been included in the gain recorded in the first quarter and will be recorded in the financial statements upon resolution of the working capital adjustment in accordance with the purchase and sale agreement.

On September 6, 2006, the Company closed the sale of its UK hosting business. $3.1 million of the proceeds is being held in an escrow account until March 31, 2008 to cover potential indemnification claims related to this deal. The Company also entered into a transition services agreement with the purchaser of the UK hosting business to provide certain services until mid-2007.

The Company’s hosting businesses are being reported as discontinued operations for all periods presented.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the significant components of operating results included in income from discontinued operations for the three months ended December 31, 2006 and 2005, respectively.

(in thousands)	2006	2005

Revenues from discontinued operations	$2,983	$16,374

Income from discontinued operations before income taxes (includes gain on disposal of $6,430 in 2006)	$6,737	$836
Income taxes	-	-

Income from discontinued operations, net of tax	$6,737	$836

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company have been prepared by the Company according to U.S. generally accepted accounting principles for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all of the adjustments necessary for a fair presentation of the Company’s financial position at December 31, 2006 and the results of operations for the three-month period then ended. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 2006 Form 10-K. The results of operations for the three-month period ended December 31, 2006 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2007.

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

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact on the financial statements of the implementation of SFAS No. 157.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which for us would be our fiscal year beginning October 1, 2007, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact on the financial statements of the implementation of FIN 48.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

	FOR THE THREE MONTHS ENDED

	December 31, 2006	December 31, 2005

Net income (loss) attributable to common stockholders	$5,001	$(6,210)
Other comprehensive income (loss):
Foreign currency translation adjustment	4	(568)

Comprehensive income (loss)	$5,005	$(6,778)

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK OPTIONS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS No. 123(R) revises SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”).

Effective October 1, 2005, Globix implemented SFAS No. 123(R) using the modified prospective transition method. Under this transition method, the compensation expense recognized beginning October 1, 2005 includes compensation expense for (i) all stock-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all stock-based payments granted subsequent to September 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No.123(R). Stock-based compensation expense is generally recognized ratably over the requisite service period.

Prior to October 1, 2005, Globix accounted for stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly, did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant.

For the three months ended December 31, 2006 and 2005, the Company recognized total stock-based compensation expense of $229,000 and $1,656,000, respectively. Stock based compensation expense for the three months ended December 31, 2005 includes an expense of $1,608,000 associated with the hiring of Ted S. Lodge as Chairman of the Company’s board of directors and as Executive Chairman of the Company.

Options granted may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are granted with an exercise price equal to or greater than the market value of Globix’s stock at the date of grant. On September 13, 2005, Globix began granting stock option awards that provide for performance-based triggering events before an option is vested and can be exercised. For awards with performance triggering events each vesting tranche is accounted for as a separate award with its own grant date fair value and requisite service period.

Following is a summary of stock option activity during the three months ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at September 30, 2006	4,415,349	3.55
Options granted	20,000	4.15
Options exercised	(2,265)	2.75
Options cancelled/expired	-	-
Options forfeited	(1,002,006)	4.20

Stock options outstanding at December 31, 2006	3,431,078	3.36	8.3yrs	3,518,914

Options vested and expected to vest at December 31, 2006	3,431,078	3.36	8.3yrs	3,518,914

Options exercisable at December 31, 2006	3,054,338	3.44	7.4yrs	2,916,130

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of stock options exercised for the three months ended December 31, 2006 was $3,205. Cash received from the exercise of stock options for the three months ended December 31, 2006 was $6,229. Globix’s policy is to issue new shares upon the exercise of options. There were no stock options exercised during the three months ended December 31, 2005.

The weighted-average grant-date fair value of Globix’s option awards granted during the three months ended December 31, 2006 and 2005 was $1.73 and $1.66, respectively.

As of December 31, 2006, there was no unrecognized compensation cost related to Globix’s option awards.

The estimated fair value of options granted was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumption at the time of grant. The expected life (estimated period of time outstanding) is estimated using the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior. Expected volatility was calculated based on the historical daily market price of the Company’s stock since emerging from bankruptcy in April 2002 to the date of grant. The expected dividend yield is based on expected dividends for the expected term of the stock options.

The assumptions used in the Black-Scholes option pricing valuation model for options granted by Globix are as follows:

	Three Months Ended	Three Months Ended
	December 31, 2006	December 31, 2005

Expected life in years	3.0	3.0
Risk-free interest rate	4.6%	4.5%
Expected volatility	56%	163%
Expected dividend yield	0.0%	0.0%

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

There have been no significant developments in ongoing legal proceedings nor have any material litigations been commenced or threatened since the prior descriptions in Note 18 to the Consolidated Financial Statements in the 2006 Form 10-K, and the “Legal Proceedings” section thereto.

NOTE 7 - DEBT FINANCING

In order to obtain additional financing to meet the Company’s needs for working capital, on December 13, 2005, the Company issued and sold $5 million in principal amount of its 9% senior notes to a group of investors.

GLOBIX CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On October 20, 2006, the Company paid off the entire $5 million principal amount of our 9% Senior Notes due 2008 as well as the accrued interest from October 1, 2006.

NOTE 8 – 11% SENIOR NOTES

The Company is deemed to have issued the 11% Senior Notes on April 25, 2002, the date the Company’s plan of reorganization became effective (“Effective Date”), in one series that is initially limited to $120,000,000 aggregate principal amount of 11% Senior Notes. However, none of the 11% Senior Notes had been distributed as of September 30, 2002. In October 2002, the Company distributed $120,000,000 in aggregate principal amount of the 11% Senior Notes, which included $1,968,000 in aggregate principal amount of Senior Notes placed in reserve in escrow pursuant to a Stipulation and Order entered into with the lead plaintiffs in a class action lawsuit brought in 2002. The 11% Senior Notes were expected to mature on May 1, 2008. The 11% Senior Notes bear interest at 11% per annum, payable annually in May of each year, commencing on May 1, 2003. Interest on the 11% Senior Notes for the first two year period following the initial date of issuance is payable in kind by the issuance of additional notes with terms identical to the 11% Senior Notes (other than the date of issuance) in a principal amount equal to the interest payment then due. For the two year period thereafter, interest is payable in cash or, at the Company’s option when authorized by its board of directors, in additional notes with terms identical to the 11% Senior Notes (other than the date of issuance), or in any combination of cash and additional notes. For the remaining two years until maturity, interest is payable in cash. During the year ended September 30, 2006, the Company issued approximately an additional $7,420,000 in 11% Senior Notes in payment of accrued interest on the 11% senior notes.

On November 1, 2006, the Company discharged substantially all of its 11% Senior Notes due 2008 and associated interest payable under the terms of these Notes by depositing the sum of $ 76,165,002 with the Indenture Trustee, thereby redeeming the 11% Senior Notes in full. Globix continues to carry a liability of $3,214,176 which may become due under certain additional notes issuable under the escrow referred to above. Globix is working with the Indenture Trustee to determine how to dispose of any obligations under this escrow.

NOTE 9 - CUMULATIVE CONVERTIBLE PREFERRED STOCK

Globix has designated 4,500,000 shares of 6% Series A Cumulative Convertible Preferred Stock (“preferred stock”), of which 2,971,753 shares were issued in the acquisition of NEON. Each share of preferred stock is convertible into one share of common stock at the option of the holder, is entitled to one vote, has a liquidation preference of $3.60 per share plus accrued dividends, and is senior to the common stock of Globix. Dividends are payable semi-annually at a rate of $0.11 per share when and if declared by the Board of Directors. At the option of Globix, dividends are payable in cash or additional shares of preferred stock. At the option of Globix, shares of preferred stock can be redeemed in whole or in part at $3.82 per share, plus accrued dividends, in 2006, $3.71 per share, plus accrued dividends, in 2007 and $3.60 per share, plus accrued dividends, thereafter. In the event of a change of control, as defined, each holder of preferred stock can require Globix to purchase such holder’s shares of preferred stock for a price equal to $3.64 plus accrued and unpaid dividends to the purchase date. As of December 31, 2006, a dividend of $1,211,000 in the aggregate, payable in either cash or additional shares of preferred stock at $3.60 per share, had accrued on the outstanding shares of preferred stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” and “Legal Proceedings,” constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are generally identified by the use of forward-looking words or phrases such as “anticipates,” “intends,” “expects,” “believes,” “estimates,” or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties and the statements looking forward beyond fiscal 2007 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Among these factors are the Company’s history of operating losses, its ability to retain existing customers and attract new customers, its ability to achieve cost-savings and generate positive cash flow, risks associated with potential acquisitions and divestitures and other factors affecting the Company’s business generally. Such factors are more fully described herein and in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, which should be considered in connection with a review of this report. For a general discussion of risks affecting the Company’s business, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006.

OVERVIEW

For the three month period ended December 31, 2006, our business was comprised of a transport business unit and a hosting business unit which was divested on November 1, 2006. These units are referred to as our “transport” and “hosting” businesses. The transport business predominantly sells high capacity bandwidth over our fiber optic network to other companies within the telecommunications industry. The hosting business provided various Internet services to small to large businesses. The transport services are sold through our subsidiary NEON Communications, Inc. (‘NEON”) and the hosting services were sold through Globix Corporation and its subsidiaries Globix Hosting (UK) Limited and Globix Hosting LLC.

During 2006, Globix conducted a strategic review which led to the divestiture of our hosting business segment. The proceeds from the divestiture were used to pay down our outstanding debt, and provide funds to support and grow the current operations of our remaining transport business. As a result of the actions taken during the year ended September 30, 2006 and the following two months, we now are a company without any substantial long-term indebtedness on our balance sheet and are focused on our transport services business through our NEON subsidiary. We contemplate growing this business organically and by taking advantage of possible synergistic acquisition opportunities.

NEON Transport Business

NEON’s business strategy is to provide highly reliable data transport services and infrastructure to carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions, such as Boston, New York, Philadelphia, Newark, Baltimore, Washington, DC, Portland, Manchester, Albany, Providence, Hartford, and smaller communities along our network routes. NEON focuses on providing and developing unique network connectivity solutions to customer locations as well as targeting smaller metropolitan (Tier 2 and 3) markets such as Springfield, Worcester, White Plains, Hackensack, Vienna, Burlington and Portsmouth. This strategy has allowed NEON to avoid some of the competition and pricing pressures common in other segments of the telecommunications business.

Since its merger with Globix, NEON has experienced steady quarter over quarter revenue growth, increasing from $13.2 million in the third fiscal quarter of 2005, the first full quarter after the merger with Globix, to $18.1M in the first quarter of fiscal 2007, a 37.1% increase. Organic growth has come from and is expected to continue to come from the growing bandwidth needs of its existing customers and deeper penetration of existing markets, as well as expansion into new markets and adding new services and targeting new customers.

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
  Revenues related to lit fiber transport services totaled $16,496,000 and $13,675,000 for the quarters ended December 31, 2006 and 2005.
  DARK FIBER SERVICES - In limited instances, we lease individual strands of fiber to customers. When leasing individual strands of fiber in this manner, we do not provide any of the network equipment that powers, sends and receives signals over the fibers. This service is referred to as a “dark” service as it does not yet have the ability to transmit electrical or optical signals. Our customers install and operate their own network equipment to create their own lit service. Revenues related to dark fiber services totaled $1,095,000 and $1,153,000 for the quarters ended December 31, 2006 and 2005.
  CO-LOCATION SERVICES - We offer co-location solutions for customers who choose to own and maintain their own servers and or optronics, but require the physically secure, climate-controlled environment provided by our co-location facilities and connectivity to our network. Revenues related to co-location services totaled $548,000 and $486,000 for the quarters ended December 31, 2006 and 2005.

Discontinued Globix Hosting Business

Until November 1, 2006 we also operated our Globix hosting business which provided Internet services to small to large-sized businesses in a broad range of industries. These Internet services included Internet hosting and co-location, managed services, network services and Internet access. In September 2006, we sold all of our shares in Globix Hosting (UK) Limited, our London based hosting business and, in November 2006, we sold all of our shares in Globix Hosting LLC, our US hosting business. We no longer have a hosting business. The hosting business results of operations have been reflected as discontinued operations in the accompanying financial statements.

Strategic Transactions

In early 2006, we engaged The Bank Street Group, an investment banking firm, and GVA Williams, a real estate brokerage firm, to help our board of directors review strategic alternatives related to our businesses and properties. Over the course of a process conducted during the third and fourth quarters of fiscal 2006, we considered various proposals from numerous potential strategic partners. As a result of this process, we ultimately completed three separate transactions to sell our US hosting business, our UK hosting business, and the property where our New York City headquarters is located. The sale of the hosting businesses and the building significantly improved the Company’s liquidity position. We used a portion of the proceeds from these transactions to repay substantially all of our long term indebtedness.

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

On November 1, 2006, we closed the sale of our US hosting business. The total sales price was $20 million, subject to various working capital adjustments. Of the total sales price, $2 million is being held in an escrow account until May 31, 2007 to cover potential indemnification obligations. We also entered into a transition services agreement with the purchaser of the US hosting business to receive and provide certain services until mid-2007. The buyer of our US hosting business agreed to assume responsibility for the transition services agreement entered into in connection with the sale of our UK hosting business. Included in the results from discontinued operations for the quarter ended December 31, 2006 is the gain on sale of our US hosting business of $6.4 million.

The purchase and sale agreement calls for a working capital true up to reflect actual working capital with defined adjustments at the sale date. On January 29, 2007 we provided the buyer with our calculation of the working capital adjustment which is in excess of $2.0 million. The amount of working capital adjustment has not been included in the gain recorded in the first quarter and will be recorded in the financial statements upon resolution of the working capital adjustment in accordance with the purchase and sale agreement.

Also on November 1, 2006, we discharged substantially all of our remaining obligations under our 11% Senior Notes due 2008 and associated interest payable under the terms of these Notes by depositing the sum of $ 76,165,002 with the Indenture Trustee, thereby redeeming the 11% Senior Notes in full. We continue to carry a liability of $3,214,176 which may become due under a reserve arrangement established in connection with our bankruptcy proceeding in 2002. We are working with the Indenture Trustee to determine how to dispose of any obligations under this escrow.

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

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”), No. 104 “Revenue Recognition”.

The NEON business segment offers sales of lit fiber services (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by us) and longer term leases of dark fiber (fiber optic transmission lines leased without optronics equipment installed by us) at fixed cost pricing over multi year terms. Revenues from fiber optic network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivables is reasonably assured. Amounts billed in advance of the service provided are recorded as deferred revenue. We also lease space to customers at our co-location facilities. Revenues from nonrecurring installation charges are recognized ratably over the multi-year network services terms to which the nonrecurring charges relate provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivables is reasonably assured.

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

PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment are stated at depreciated historical cost adjusted for impairment and include fresh start adjustments. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:

YEARS

Buildings and buildings improvements	10	–	44
Computer hardware and software and network equipment	2	–	20
Fiber infrastructure	5	–	20
Office furniture and equipment	3	–	7

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

ESTIMATES

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Use of estimates and assumptions include, but is not limited to estimated gains and losses related to the hosting business and building sites, purchase price allocation, allowance for doubtful accounts, credit reserve, the useful lives and ultimate realizability of property, equipment, intangible assets, deferred tax valuation allowance and payroll and occupancy cost allocation between cost of revenue and selling, general and administrative expenses. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.

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

DISCONTINUED OPERATIONS

The results of operations of the UK and US hosting businesses are reported as discontinued operations.

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

Revenue from discontinued operations, operating income from discontinued operations, and income/loss from discontinued operations for the three month period ended December 31, 2006 and 2005 are as follows:

(in thousands)	2006	2005

Revenues from discontinued operations	$2,983	$16,374

Operating income from discontinued operations	$307	$811

Income from discontinued operations (includes gain on disposal of $6,430)	$6,737	$836

The results of discontinued operations are not included in the discussion below entitled “Results of Operations.”

RESULTS OF OPERATIONS

CONTINUING OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2006 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2005

REVENUE, NET. Revenue for the quarter ended December 31, 2006 increased 18.5%, or approximately $2.8 million, to $18.1 million from $15.3 million for the quarter ended December 31, 2005.

Revenue breakdown for the major service lines are as follows:

Revenue from Lit Fiber Services for the quarter ended December 31, 2006 increased 20.6%, or approximately $2.8 million, to $16.5 million from $13.7 million for the three month period ended December 31, 2005. Revenue from Dark Fiber Services for the quarters ended December 31, 2006 and 2005 were approximately $1.1 million and $1.2 million, respectively. Revenue from Co-Location was $0.5 million in the quarters ended December 31, 2006 and 2005. This revenue increase is primarily attributable to increased bookings and resulting sales primarily to existing customers.

COST OF REVENUE. Cost of revenue for the quarter ended December 31, 2006 increased to $9.4 million from $8.4 million in the quarter ended December 31, 2005. Cost of revenue has increased primarily due to increased revenues. Cost of revenue as a percentage of revenues has decreased from 54.6% for the quarter ended December 31, 2005 to 51.6% for the quarter ended December 31, 2006. This improvement is primarily due to certain fixed costs not increasing as a result of higher revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $6.2 million for the quarter ended December 31, 2006 as compared to $8.1 million for the quarter ended

December 31, 2005. The decrease of $1.9 million is primarily the result of a non-cash expense of $1.6 million associated with options granted to our Executive Chairman and Chairman of the Board when he joined the Company in the first quarter of 2006.

Corporate selling, general and administrative costs were $3.2 million in the first quarter of 2007 as compared to $5.6 million in the first quarter of 2006. These corporate expenses primarily relate to the executive, finance, information technology, human resources and legal departments. The decrease was primarily caused by a decrease in options expenses described above and a decrease in professional fees of $0.6 million.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the quarter ended December 31, 2006 were $3.8 million compared to $3.5 million for the quarter ended December 31, 2005. This increase is the result of property additions since December 31, 2005.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the quarter ended December 31, 2006 was $1.3 million, compared to $2.5 million for the quarter ended December 31, 2005. The decrease is primarily due to the repayment of the 11% Senior Notes on November 1, 2006, the repayment of the 9% Senior Notes on October 20, 2006, and the repayment of the mortgage related to the building located at 139 Centre Street on September 30, 2006.

INTEREST INCOME. Interest income for the quarter ended December 31, 2006 was $0.6 million, compared to $0.1 million for the quarter ended December 31, 2005. This increase is the result of our greater average cash and restricted cash balances for the quarter ended December 31, 2006 compared to December 31, 2005.

OTHER INCOME/EXPENSE, NET. Other income for quarter ended December 31, 2006 was $0.3 million, compared to other income of $0.2 million for the quarter ended December 31, 2005.

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above in addition to the results from our discontinued operations, including the gain of $6.4 million of the sale of the US hosting business, we reported a net income attributable to common stockholders of $5.0 million, or $0.10 basic and diluted income per share attributable to common stockholders, for the quarter ended December 31, 2006, as compared to a net loss attributable to common stockholders of $6.2 million, or $0.13 basic and diluted loss per share attributable to common stockholders for the quarter ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, our working capital decreased $60.8 million to $12.6 million as compared to $73.4 million as of September 30, 2006. The decrease in working capital as of December 31, 2006 was primarily due to the pay off of our 9% and 11% Senior Notes off-set by the net proceeds received from the sale of our US Hosting Business. Accounts receivable increased to $6.6 million at December 31, 2006 from $3.4 million at September 30, 2006. This increase is primarily the result of the timing of December and November billings. Since December the accounts receivable balance has decreased significantly as a result of cash collections of $8.7 million in January.

During 2006, the company generated positive cash flow from operations and used those funds primarily for capital expenditures to support revenue growth in our NEON business segment. This trend continued in the first quarter of fiscal 2007. The company believes that the combination of the existing positive working capital and continued positive cash flow from operations will allow it to continue to fund capital expenditures to support the existing revenue base and incremental revenue growth. Furthermore, management believes it can manage its working capital and liquidity position by carefully managing operating cost and controlling the rate of discretionary growth driven capital expenditures.

There can be no assurance that the positive trends in our business will continue or that our existing revenue base will not erode causing reduced operating cash flow. In addition, in the future, we may make acquisitions or investments, which, in turn, may adversely affect our liquidity. In such cases we may have to take appropriate steps to reduce our operating expenses to meet our revenue base and liquidity needs. Such steps may include reduction of our headcount, consolidation or elimination of facilities, termination of low margin customers, reduction of capital expenditures and negotiating with our creditors.

Under the terms of the US hosting purchase and sale agreement, $2.0 million remain in escrow through May 31, 2007 to secure certain post closing liabilities. Also under the terms of the US hosting purchase and sale agreement, the Company is sharing office space with the buyer at its 139 Centre Street, New York, NY location through the end of May 2007. The Company has agreed to continue to manage the costs of running, securing, and maintaining the shared building space. To facilitate this arrangement, the buyer provided to the Company $1.6 million which is equal to six months of the buyer’s estimated share of the building’s costs. This cash is restricted to use only as a recovery of the building costs incurred by the Company on the buyer’s behalf. These amounts are included in the current portion of our restricted cash on our December 31, 2006 balance sheet.

Through our NEON subsidiary, we have commitments under standby letters of credit, issued primarily to secure certain leases, totaling approximately $7.1 million at December 31, 2006. Also, we have funds in escrow related to our sale of the UK hosting subsidiaries. Under the terms of the UK hosting purchase and sale agreement, $3.1 million remain in escrow through May 31, 2008 to secure certain post closing liabilities. These amount are classified as long-term restricted cash on our December 31, 2006 balance sheet.

In conjunction with its purchase of NEON Transcom, Inc. from Columbia Energy Group (CEG), NEON Communications Inc. entered into a letter of Credit. This letter of Credit can be exercised by CEG if NEON Transcom, Inc. fails to perform under certain obligations of NEON Transcom, Inc. that CEG had and continues to guarantee.

We have no financial guarantees or other arrangements securing the obligations of any third parties or related parties other than our subsidiaries.

THREE-MONTH PERIOD ENDED DECEMBER 31, 2006

As of December 31, 2006, we had cash and cash equivalents totaling approximately $22.5 million compared to approximately $8.9 million on December 31, 2005. This increase was mainly attributable to operating activities, investing activities and financing activities as described below.

OPERATING ACTIVITIES. Net cash provided by operating activities during the three-month period ended December 31, 2006 was approximately $2.7 million as compared to net cash used in operating activities of $0.4 million during the three-month period ended December 31, 2005, or a $3.1 million improvement. The improvement in our cash burn was due to the improvement in our operating results and our ongoing focus on cost control by adjusting our expenditure rate to our revenues.

We had a non-cash gain on the sale of the US hosting business of $6.4 million partially offset by a non-cash depreciation and amortization expenses of $3.8 million and changes in assets and liabilities of $1.0 million.

INVESTING ACTIVITIES. Net cash provided by investing activities during the three-month period ended December 31, 2006 was $12.9 million. This was attributable to net cash proceeds from the sale of our US hosting business of $19.7 million, partially offset by the investment in restricted cash of $3.7 million and capital expenditures of $3.1 million.

FINANCING ACTIVITIES. Net cash used in financing activities during the three-month period ended December 31, 2006 was $81.2 million, which was attributable to the payment to redeem substantially all of our senior notes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2006, $14.3 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of the Form 10-Q for the period ended December 31, 2006, under the supervision and with the participation of, management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are ineffective at December 31, 2006 due to the material weakness in internal control described in the Company’s management report on internal control over financial reporting included in Item 9A to its 2006 Form 10-K (the Form 10-K). The material weakness in internal controls identified in the Form 10-K related to insufficient accounting and finance resources. Since this material weakness has not been fully remediated, the Chief Executive Officer and Chief Financial Officer continue to conclude the Company’s disclosure controls and procedures are not effective.

During the first quarter of fiscal 2007 management began strengthening the effectiveness and design of the internal controls related to the material weakness. Recently a Vice President/Controller was hired. On January 8, 2007, the Company’s board of directors appointed the Vice President/Controller as the principal accounting officer of the Company. The new Vice President/Controller has substantial experience in financial reporting matters, internal controls and Sarbanes Oxley. He is a Certified Public Accountant, and a former partner in a national public accounting firm. Most recently, he was the Vice President, Controller and Chief Accounting Officer of a Fortune 500 company. In that role he was responsible for implementation and continued compliance of the requirements of the Sarbanes Oxley regulations. Management is in the process of hiring additional personnel in the accounting and finance areas. The hiring process is focused on hiring employees with expertise in Sarbanes Oxley compliance, financial reporting and internal auditing. This finance and accounting group will be responsible for ensuring compliance with all aspects of Sarbanes Oxley, ensuring all significant risks over financial reporting are identified and internal controls to address those risks are identified, evaluated, tested and remediated. An internal audit staff will be hired to perform testing of Sarbanes Oxley compliance and other customary internal control related functions. Management also will perform timely, adequate evaluation and testing of general computer controls during fiscal year 2007.

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

There have been no developments in ongoing legal proceedings nor have any material litigations been commenced or threatened since the prior descriptions in Note 18 to the Consolidated Financial Statements in the 2006 Form 10-K, and the “Legal Proceedings” section thereto.

ITEM 1A. RISK FACTORS

No material changes since the 2006 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 5, 2007, the Company reached an agreement with Stephen E. Courter, former CEO of NEON and former member of the Company’s board of directors, to extinguish his 573,660 options with exercise prices of $4.16 in exchange for a cash payment of $25,000. These options were due to expire in May 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002

GLOBIX CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBIX CORPORATION
By: /S/Kurt Van Wagenen

Kurt Van Wagenen
Chief Executive Officer
Date: February 8, 2007
By: /S/ John P. Stack

John P. Stack
Principal Accounting Officer
Date: February 8, 2007
By: /S/ Eric J. Sandman

Eric J. Sandman
Principal Financial Officer
Date: February 8, 2007