Form 10-Q
period 2007-03-31
NEON Communications Group, Inc.
filed 2007-05-09
CIK 1003111

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________

FORM 10-Q
__________________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NO. 1-14168

NEON Communications Group, Inc.

(formerly Globix Corporation)
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

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

     Number of shares of the Registrant’s common stock outstanding as of May 1, 2007 was 48,881,655.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

TABLE OF CONTENTS

		PAGE

Part I	Financial Information
Item 1	Consolidated Balance Sheets -- As of March 31, 2007 (unaudited) and
	September 30, 2006	1
	Interim Consolidated Statements of Operations -- For the Three Months
	Ended March 31, 2007 (unaudited) and for the Three Months Ended
	March 31, 2006 (unaudited)	2

	Interim Consolidated Statements of Operations -- For the Six Months
	Ended March 31, 2007 (unaudited) and for the Six Months Ended March
	31, 2006 (unaudited)	3
	Interim Consolidated Statements of Changes in Stockholders' Equity and
	Comprehensive Income -- For the Six Months Ended March 31, 2007
	(unaudited)	4
	Interim Consolidated Statements of Cash Flows -- For the Six Months
	Ended March 31, 2007 (unaudited) and for the Six Months Ended
	March 31, 2006 (unaudited)	5
	Notes to the Interim Unaudited Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4	Controls and Procedures	23

Part II	Other Information
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		27
Certifications		28-31

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
CONSOLIDATED BALANCE SHEETS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	September 30,
	2007	2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$23,507	$88,127
Accounts receivable, net allowance for doubtful accounts of $946 and
$865, respectively	5,276	3,441
Prepaid expenses and other current assets	1,446	1,721
Restricted cash	5,616	447
Current portion of assets held for sale	-	6,763
Total current assets	35,845	100,499
Restricted Cash	7,090	10,190
Property, plant and equipment, net	124,458	125,455
Intangible assets, net of accumulated amortization of $1,162 and
$884, respectively	3,338	3,616
Assets held for sale, net of current portion	-	16,364
Other assets	2,646	3,096
Total assets	$173,377	$259,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,106	$5,113
Accrued liabilities	14,161	12,525
Current portion of deferred revenue	2,653	2,544
Current portion of liabilities held for sale	-	6,923
Total current liabilities	19,920	27,105
11% Senior Notes	2,992	74,875
9% Senior Notes	-	5,000
Accrued interest - Senior Notes	300	3,565
Deferred revenue	12,931	13,791
Other long term liabilities	2,256	2,191
Liabilities held for sale, net of current portion	-	3,196
Total liabilities	38,399	129,723

Cumulative Convertible Preferred Stock	14,026	13,676
Commitments and contingencies:
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 500,000,000 shares authorized;
48,881,655 and 48,725,246 issued and outstanding at March 31, 2007
and September 30, 2006, respectively	489	487
Additional paid-in capital	211,013	210,161
Accumulated other comprehensive income	110	105
Accumulated deficit	(90,660)	(94,932)
Total stockholders' equity	120,952	115,821
Total liabilities and stockholders' equity	$173,377	$259,220

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	3 MONTHS ENDED
	March 31,	March 31,
	2007	2006

Revenue, net	$18,721	$16,166
Operating costs and expenses:
Cost of revenue (excluding depreciation, amortization, occupancy and
certain payroll)	9,812	8,277
Selling, general and administrative	5,783	6,685
Depreciation and amortization	3,887	3,443
Total operating costs and expenses	19,482	18,405

Loss from operations	(761)	(2,239)

Interest and financing expense	(432)	(2,265)
Interest income	364	86
Other income, net	357	327

Loss from continuing operations before income taxes	(472)	(4,091)
Tax provision	-	-
Loss from continuing operations	(472)	(4,091)

Income (loss) from discontinued operations, net of income taxes	(81)	187

Net loss	(553)	(3,904)

Dividends and accretion on preferred stock	176	166

Net loss attributable to common
stockholders	$(729)	$(4,070)

Loss per common share, from continuing operations:
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)

Loss per common share, from discontinued operations:
Basic	$-	$-
Diluted	$-	$-

Loss per common share, attributable to common stockholders:
Basic	$(0.01)	$(0.08)
Diluted	$(0.01)	$(0.08)

Weighted average number of common and common equivalent shares:
Basic	48,775,123	48,697,465
Diluted	48,775,123	48,697,465

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	6 MONTHS ENDED
	March 31,	March 31,
	2007	2006

Revenue, net	$36,860	$31,480
Operating costs and expenses:
Cost of revenue (excluding depreciation, amortization, occupancy and
certain payroll)	19,171	16,632
Selling, general and administrative	11,981	14,751
Depreciation and amortization	7,699	6,929
Total operating costs and expenses	38,851	38,312

Loss from operations	(1,991)	(6,832)

Interest and financing expense	(1,754)	(4,769)
Interest income	1,008	132
Other income, net	703	496

Loss from continuing operations before income taxes	(2,034)	(10,973)
Tax provision	-	-
Loss from continuing operations	(2,034)	(10,973)

Income from discontinued operations, net of income taxes (includes gain on
sale of US hosting of $6,430 in 2007)	6,656	1,023

Net income (loss)	4,622	(9,950)

Dividends and accretion on preferred stock	350	330

Net income (loss) attributable to common
stockholders	$4,272	$(10,280)

Loss per common share, from continuing operations:
Basic	$(0.04)	$(0.23)
Diluted	$(0.04)	$(0.23)

Earnings per common share, from discontinued operations:
Basic	$0.14	$0.02
Diluted	$0.14	$0.02

Earnings (loss) per common share, attributable to common stockholders:
Basic	$0.09	$(0.21)
Diluted	$0.09	$(0.21)

Weighted average number of common and common equivalent shares:
Basic	48,750,112	48,691,332
Diluted	48,750,112	48,691,332

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS GROUP, INC AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, September 30, 2006	48,725,246	$487	$210,161	$105	$(94,932)	$115,821
Exercise of stock options	2,265	-	12	-	-	12
Stock-Based Compensation	-	-	229	-	-	229
Dividends and accretion - Preferred Stock	-	-	-	-	(174)	(174)
Comprehensive income:
Net income	-	-	-	-	5,175	-
Foreign Currency translation adjustments	-	-	-	4	-	-
Total comprehensive income	-	-	-	-	-	5,179
Balance, December 31, 2006	48,727,511	$487	$210,402	$109	$(89,931)	$121,067
Exercise of stock options	154,144	2	421	-	-	423
Stock-Based Compensation	-	-	190	-	-	190
Dividends and accretion - Preferred Stock	-	-	-	-	(176)	(176)
Comprehensive loss:
Net loss	-	-	-	-	(553)	-
Foreign Currency translation adjustments	-	-	-	1	-	-
Total comprehensive loss	-	-	-	-	-	(552)
Balance, March 31, 2007	48,881,655	$489	$211,013	$110	$(90,660)	$120,952

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	FOR THE SIX MONTHS ENDED
	March 31,	March 31,
	2007	2006
Cash Flows From Operating Activities
Net Income (loss)	$4,622	$(9,950)
Operating activities:
Depreciation and amortization	7,699	11,588
(Income) provision for uncollectible receivables	(81)	360
Gain on sale of US hosting business	(6,430)	--
Amortization of stock warrants	--	192
Stock-based compensation	348	1,932
Changes in assets and liabilities:
Increase in accounts receivable	(1,754)	(2,321)
Increase in prepaid expenses and other current assets	275	(185)
Decrease in other assets	450	820
Increase (decrease) in accounts payable	(2,007)	1,862
Increase in accrued liabilities	1,608	470
Decrease in assets held for sale	1,955	--
Decrease in liabilities held for sale	(2,033)	--
Increase in accrued interest	1,042	3,808
Decrease in other	(533)	(1,167)

Net Cash Provided by Operating Activities	5,161	7,409

Cash Flows From Investing Activities
Investments in restricted cash and investments	(2,064)	(142)
Proceeds from fiber optic exchange	--	1,960
Net cash proceeds from sale of the US hosting business	19,725	--
Purchase of property, plant and equipment	(6,687)	(13,927)

Net Cash Provided by (Used in) Investing Activities	10,974	(12,109)

Cash Flows From Financing Activities
Repurchase of Senior Notes	(81,190)	--
Issuance of 9% Senior Notes	--	5,000
Proceeds from exercising of options	435	--
Repayment of mortgage payable and capital lease obligation	--	(580)

Net Cash Provided by (Used in) Financing Activities	(80,755)	4,420

Effect of Exchange Rates Changes on Cash and Cash Equivalents	--	(51)

Decrease in Cash and Cash Equivalents	(64,620)	(331)
Cash and Cash Equivalents, Beginning of Period	88,127	9,011

Cash and Cash Equivalents, End of Period	$23,507	$8,680

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Effective February 27, 2007, the Company changed its name to NEON Communications Group, Inc. (the “Company” or “NEON”) from Globix Corporation and the ticker symbol changed from GEX to NGI. This was accomplished through a merger with a wholly-owned subsidiary of the Company. The name change marks the fact that the Company now has a single focus as a regional fiber optic transport network service provider operating in the Northeast and mid-Atlantic regions of the United States.

For the six-month period ended March 31, 2007, the Company’s business was comprised of a transport business unit and a hosting business unit which was divested on November 1, 2006. These units are referred to as its “transport” and “hosting” businesses. The transport business predominantly sells high capacity bandwidth over our fiber optic network to other companies within the telecommunications industry. The hosting business provided various Internet services to businesses. The transport services are sold through the Company’s subsidiary NEON Communications, Inc. and the hosting services were sold through Globix Corporation.

During 2006, the Company conducted a strategic review which led to the divestiture of its hosting business segment. The proceeds from the divestitures were used to pay down the Company’s outstanding debt, and are expected to provide sufficient funds to support and grow the current operations of the Company’s remaining transport business. As a result of the actions taken during the year ended September 30, 2006 and the following two months, the Company is without any substantial long-term indebtedness on its balance sheet and is focused on its transport services business through its NEON subsidiary.

The Company’s employees are located in Westborough, Massachusetts. Its principal executive offices are located at 2200 West Park Drive, Westborough, MA 01581 and the telephone number for this office is (508) 616-7800. Through April 2007, the Company also maintained offices at 139 Centre Street, New York, New York 10013.

NOTE 2 – DISCONTINUED OPERATIONS

On November 1, 2006, the Company closed the sale of its US hosting business. The total sales price was $20 million, subject to various working capital adjustments. Of the total sales price, $2.0 million is being held in an escrow account until May 31, 2007 to cover potential indemnification claims related to this transaction. Included in the results from discontinued operations for the six month period ended March 31, 2007 is the pre-tax gain on the disposition of the US hosting business of $6.4 million. No income tax provision has been recorded on the income from discontinued operations as a result of the expected utilization of net operating loss carryforwards.

The purchase and sale agreement calls for a working capital true-up to reflect actual working capital with defined adjustments at the sale date. On January 29, 2007, the Company provided the buyer with its calculation of the working capital adjustment, which would result in a payment by the buyer to the Company in excess of $2.0 million. To date, the Company and the buyer have not yet reached agreement on the amount of the working capital adjustment. In accordance with the Purchase Agreement, the parties recently retained a national public accounting firm to arbitrate this matter. The amount of working capital adjustment has not been included in the gain recorded in the six months ended March 31, 2007 and will be recorded in the financial statements upon resolution of the working capital adjustment in accordance with the Purchase Agreement.

On September 6, 2006, the Company closed the sale of its UK hosting business. The total sales price was $62 million, of which $3.1 million is being held in an escrow account until March 31, 2008 to cover potential indemnification claims related to this transaction. The Company also entered into a transition services agreement with the purchaser of the UK hosting business to provide certain services until March 31, 2007.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s hosting businesses are being reported as discontinued operations for all periods presented. The loss from discontinued operations for the three months ended March 31, 2007 relates to legal and professional fees incurred during the quarter related to the sale of the US and UK hosting business and the write off of certain US hosting customer accounts receivable balances.

The table below presents the significant components of operating results included in income from discontinued operations for the three and six months ended March 31, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
In thousands	2007	2006	2007	2006
Revenues from Discontinued
Operations	$-	$15,944	$2,983	$32,318
Income (loss) from
Discontinued Operations before
income taxes (six months ended
March 31, 2007 includes gain
on disposal of $6,430)	$(81)	$187	$6,656	$1,023
Income Taxes	$-	$-	$-	$-
Income (loss) from
Discontinued Operations, net of	$(81)	$187	$6,656	$1,023
tax

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company have been prepared by the Company according to accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all of the material adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2007 and the results of operations for the three and six month periods then ended. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 2006 Form 10-K. The results of operations for the three and six-month periods ended March 31, 2007 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2007.

MANAGEMENT ESTIMATES

The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (Topic 1N). “Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”). SAB No. 108 addresses how the effect of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance-sheet and income-statement approaches, (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current-year correction of a material error that includes prior-year effects may result in the need to correct prior-year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior-year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”. Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years’ historical financials statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year’s beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning October 1, 2007. The Company does not believe the adoption of SAB No. 108 will have a material impact on the financial statements.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which for the Company would be our fiscal year beginning October 1, 2007, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact on the financial statements of the implementation of FIN 48.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Net Income/(loss)
	$(553)	$(3,904)	$4,622	$(9,950)

Other Comprehensive Income/(loss):

Foreign Currency translation adjustment	1	252	5	(315)
Comprehensive Income/(loss)	$(552)	$(3,652)	$4,627	$(10,265)

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

Effective October 1, 2005, the Company implemented SFAS No. 123(R) using the modified prospective transition method. Under this transition method, the compensation expense recognized beginning October 1, 2005 includes compensation expense for (i) all stock-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) all stock-based payments granted subsequent to September 30, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Stock-based compensation expense is generally recognized ratably over the requisite service period.

Prior to October 1, 2005, the Company accounted for stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly, did not recognize compensation expense for the issuance of stock options with an exercise price equal to or greater than the market price at the date of grant.

For the three months ended March, 2007 and 2006, the Company recognized total stock-based compensation expense of $190,000 and $276,000, respectively. For the six months ended March 31, 2007 and 2006 the Company recognized total stock-based compensation expense of $419,000 and $1,932,000, respectively. Stock based compensation expense for the six months ended March 31, 2006 includes an expense of $1,608,000 associated with the hiring of Ted S. Lodge as Chairman of the Company’s board of directors and as Executive Chairman of the Company (as previously disclosed in the form 8-K filed on November 3, 2005).

Options granted may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are granted with an exercise price equal to or greater than the market value of NEON’s stock at the date of grant. On September 13, 2005, the Company began granting stock option awards that provide for performance-based triggering events before a vested option can be exercised. For awards with performance triggering events each vesting tranche is accounted for as a separate award with its own grant date fair value and requisite service period.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of stock option activity during the six months ended March 31, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(000)

Outstanding at September 30, 2006	4,415,349	$3.55
Options granted	516,000	4.17
Options exercised	(156,409)	2.85
Options cancelled/expired	(83,319)	4.03
Options forfeited	(1,002,006)	4.20
Stock options outstanding at March 31, 2007	3,689,615	$3.47	5.89 yrs	4,536
Options vested and expected to vest at March 31, 2007	3,201,115	$3.37	5.74 yrs	4,277
Options exercisable at March 31, 2007	3,201,115	$3.37	5.74 yrs	4,277

The intrinsic value of stock options exercised for the six months ended March 31, 2007 was $246,000. Cash received from the exercise of stock options for the six months ended March 31, 2007 was $435,000. The Company’s policy is to issue new shares upon the exercise of options. There were no stock options exercised during the six months ended March 31, 2006.

The weighted-average grant-date fair value of the Company’s option awards granted during the six months ended March 31, 2007 and 2006 was $1.74 and $1.66, respectively.

In January 2007, the Company issued 496,000 stock options at an exercise price of $4.17 per share vesting on December 31, 2007. The vesting is contingent upon the Company meeting certain performance measures, including revenue and EBITDA (earnings before interest, taxes, depreciation and amortization). Stock option expense reflected in compensation expense assumes these performance criteria will be achieved. For the three months ended March 31, 2007, the Company recognized $190,000 of compensation expense related to this stock option grant.

As of March 31, 2007, there was $661,000 of unrecognized compensation cost related to the Company’s option awards.

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

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in the Black-Scholes option pricing valuation model for options granted by the Company are as follows:

	2007	2006
Expected life in years	3.0	3.0
Risk-free interest rate	4.6%	4.5%
Expected volatility	56%	163%
Expected dividend yield	0.0%	0.0%

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

Except as noted, there have been no significant developments in ongoing legal proceedings nor have any material litigations been commenced or threatened since the prior descriptions in Note 18 to the Consolidated Financial Statements in the 2006 Form 10-K, and the “Legal Proceedings” section thereto. In April 2007, the Media Express USA, Ltd v. Globix Corporation lawsuit, described in the 2006 Form 10-K was settled. The settlement was not material to the Company.

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

NOTE 8 – 11% SENIOR NOTES

The Company is deemed to have issued the 11% Senior Notes on April 25, 2002, the date the Company’s plan of reorganization became effective, in one series that was initially limited to $120,000,000 aggregate principal amount of 11% Senior Notes. However, none of the 11% Senior Notes had been distributed as of September 30, 2002. In October 2002, the Company distributed $120,000,000 in aggregate principal amount of the 11% Senior Notes, which included $1,968,000 in aggregate principal amount of notes placed in reserve pursuant to a Stipulation and Order entered into with the lead plaintiffs in a class action lawsuit that has since been settled (the “Stipulation and Order”). The 11% Senior Notes were expected to mature on May 1, 2008. The 11% Senior Notes bore interest at 11% per annum, payable annually in May of each year, commencing on May 1, 2003. Interest on the 11% Senior Notes for the first two year period following the initial date of issuance was payable in kind by the issuance of additional notes with terms identical to the 11% Senior Notes (other than the date of issuance) in a principal amount equal to the interest payment then due. For the two year period thereafter, interest was payable in cash or, at the

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Company’s option when authorized by its board of directors, in additional notes with terms identical to the 11% Senior Notes (other than the date of issuance), or in any combination of cash and additional notes. For the remaining two years until maturity, interest was to be payable in cash. During the year ended September 30, 2006, the Company issued an additional $7,420,000 in 11% Senior Notes in payment of accrued interest on the 11% Senior Notes.

On November 1, 2006, the Company discharged substantially all of its 11% Senior Notes due 2008 and associated interest payable under the terms of these notes by depositing the sum of $ 76,165,002 with the trustee under the indenture governing the notes, thereby redeeming the notes in full. The Company continues to carry a liability of $3,292,000, which includes interest of $300,000, due under certain additional notes for which the reserve was created under the Stipulation and Order. The Company is working with the indenture trustee to determine how to distribute any obligations under this reserve.

NOTE 9 - CUMULATIVE CONVERTIBLE PREFERRED STOCK

The Company has designated 4,500,000 shares of 6% Series A Cumulative Convertible Preferred Stock (“preferred stock”), of which 2,971,753 shares have been issued. Each share of preferred stock is convertible into one share of common stock at the option of the holder, is entitled to one vote, has a liquidation preference of $3.60 per share plus accrued dividends, and is senior to the common stock of the Company. Dividends are payable semi-annually at a rate of $0.11 per share when and if declared by the Board of Directors. At the option of the Company, dividends are payable in cash or additional shares of preferred stock. At the option of the Company, shares of preferred stock can be redeemed in whole or in part at $3.71 per share, plus accrued dividends, in 2007 and $3.60 per share, plus accrued dividends, thereafter. In the event of a change of control, as defined, each holder of preferred stock can require the Company to purchase such holder’s shares of preferred stock for a price equal to $3.64 plus accrued and unpaid dividends to the purchase date. As of March 31, 2007, a dividend of $1,387,000 in the aggregate, payable in either cash or additional shares of preferred stock at $3.60 per share, had accrued on the outstanding shares of preferred stock.

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

OVERVIEW

Effective February 27, 2007, the Company changed its name to NEON Communications Group, Inc. from Globix Corporation. This was accomplished through a merger with a wholly-owned subsidiary of the Company. The name change marks the Company’s new single focus as a regional fiber optic transport network service provider operating in the Northeast and mid-Atlantic regions of the United States.

For the three months ended March 31, 2007 the Company’s business consisted of a transport business. For the six months ended March 31, 2007, the Company’s business was comprised of a transport business unit and a hosting business unit which was divested on November 1, 2006. These units are referred to as the “transport” and “hosting” businesses. The transport business predominantly sells high capacity bandwidth over the Company’s fiber optic network to other companies within the telecommunications industry. The hosting business provided various Internet services from small to large businesses. The transport services are sold through the Company’s subsidiary NEON Communications, Inc. and the former hosting services were sold through Globix Corporation.

During 2006, the Company conducted a strategic review which led to the divestiture of the Company’s hosting business segment. The proceeds from the divestitures were used to pay down the Company’s outstanding debt, and are expected to provide sufficient funds to support and grow the current operations of the Company’s remaining transport business. As a result of the actions taken during the year ended September 30, 2006 and the following two months, the Company does not have any substantial long-term indebtedness on its balance sheet and is focused on the transport services business through its NEON subsidiary. The Company contemplates growing this business organically and by taking advantage of possible synergistic acquisition opportunities.

The Transport Business

The Company’s business strategy is to provide highly reliable data transport services and infrastructure to carriers and a small number of non-carrier customers, including universities, colleges and financial institutions, in various markets in the Northeast and mid-Atlantic regions, such as Boston, New York,

Philadelphia, Newark, Baltimore, Washington, DC, Portland, Manchester, Albany, Providence, Hartford, and smaller communities along the Company’s network routes. The Company focuses on providing and developing unique network connectivity solutions to customer locations as well as targeting smaller metropolitan (Tier 2 and 3) markets such as Springfield, Worcester, White Plains, Hackensack, Vienna, Burlington and Portsmouth. This strategy has allowed the Company to avoid some of the competition and pricing pressures common in other segments of the telecommunications business.

The transport business has experienced steady quarter over quarter revenue growth since March 2005, increasing from $13.2 million for the quarter ended June 30, 2005, to $18.7 million in the second quarter of fiscal 2007, a 41.7% increase. Organic growth has come from, and is expected to continue to come from, the growing bandwidth needs of its existing customers and deeper penetration of existing markets, as well as expansion into new markets and adding new services and targeting new customers.

The Company will also seek to grow opportunistically through acquisition. The Company’s ability to complete transactions will be dependent on identifying appropriate parties and being able to put in place cost effective financing.

The Company offers the following services:

  LIT FIBER TRANSPORT SERVICES – Over its fiber optic network, the Company delivers both electrical and optical transmission of signals on fiber optic telecommunications circuits that are dedicated to its customers. The Company installs and maintains network equipment that sends and receives the electrical and optical signals. Once network equipment is installed on a fiber, the network is considered to be “lit”. Specific service offerings include: SONET Private Line services at bandwidth levels including DS-3, OC-3, OC-12, OC-48, and OC-192; Wavelength (DWDM) services enabling flexible and scalable high capacity transport at 2.5 and 10 Gbps; and Ethernet services via dedicated, point-to-point connectivity offered as Fast Ethernet (FastE) at 50 or 100 Mbps and Gigabit Ethernet (GigE) at 600 or 1000 Gbps. Revenues related to lit fiber transport services totaled $16,814,000 and $14,520,000, respectively, for the three months ended March 31, 2007 and 2006. For the six months ended March 31, 2007 and 2006, lit fiber transport services totaled $33,311,000 and $28,194,000, respectively.

  DARK FIBER SERVICES - In limited instances, the Company leases individual strands of fiber to customers. When leasing individual strands of fiber in this manner, the Company does not provide any of the network equipment that powers, sends and receives signals over the fibers. This service is referred to as a “dark” service as it does not yet have the ability to transmit electrical or optical signals. The Company’s customers install and operate their own network equipment to create their own lit service. Revenues related to dark fiber services totaled $1,135,000 and $1,174,000 for the three months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007 and 2006, revenues related to dark fiber services totaled $2,230,000 and $2,327,000, respectively.

  CO-LOCATION SERVICES – The Company offers co-location services for customers who choose to own and maintain their own servers and or optronics, but requires the physically secure, climate-controlled environment provided by the Company’s co-location facilities and connectivity to the Company’s network. Revenues related to co-location services totaled $772,000 and $472,000 for the three months ended March 31, 2007 and 2006, respectively. For the six months ended March 31, 2007 and 2006, revenues related to co-location services totaled $1,319,000 and $959,000, respectively.

Discontinued Globix Hosting Business

Until November 1, 2006 the Company also operated its Globix hosting business which provided Internet services to businesses in a broad range of industries. These Internet services included Internet hosting and co-location, managed services, network services and Internet access. In September 2006, the Company sold all of its shares in Globix Hosting (UK) Limited, its London based hosting business and, in November 2006, the Company sold all of its shares in Globix Hosting LLC, its US hosting business. As a result of these transactions, the Company no longer has a hosting business. The hosting business results of operations have been reflected as discontinued operations in the accompanying financial statements.

Strategic Transactions

In early 2006, the Company engaged The Bank Street Group, an investment banking firm, and GVA Williams, a real estate brokerage firm, to help its board of directors review strategic alternatives related to its businesses and properties. Over the course of a process conducted during the third and fourth quarters of fiscal 2006, the Company considered various proposals from numerous potential strategic parties and real estate investors. As a result of this process, the Company ultimately completed three separate transactions to sell its US hosting business, its UK hosting business, and its former New York City headquarters building. The sale of the hosting businesses and the building significantly improved the Company’s liquidity position. The Company used a portion of the proceeds from these transactions to repay substantially all of its long term indebtedness.

On September 6, 2006, the Company closed the sale of its UK hosting business. The total sales price was $62 million, subject to various working capital adjustments. Of the total sales price, $3.1 million is being held in an escrow account until March 31, 2008 to cover potential indemnification claims. The Company also entered into a transition services agreement with the purchaser of the UK hosting business to provide certain services until March 31, 2007.

On September 29, 2006, the Company completed the sale of its building at 139 Centre Street, New York, New York. The Company received $51.8 million in cash, after reducing the agreed $55 million fair market value of the property by $3.2 million in partial satisfaction of amounts owed to the former owner of the property on account of the sale. From this cash amount, the Company paid in full an existing mortgage, a remaining payment owed to the former owner of the property and other fees and expenses. The arrangements relating to the sale of this property include a lease permitting the Company to remain in the building until May 31, 2007 and to sublease a portion of the building to the acquirer of its US hosting business.

On October 20, 2006, the Company paid the entire $5 million principal amount of its 9% Senior Notes due 2008 as well as the accrued interest from October 1, 2006.

On November 1, 2006, the Company closed the sale of the US hosting business. The total sales price was $20 million, subject to various working capital adjustments. Of the total sales price, $2 million is being held in an escrow account until May 31, 2007 to cover potential indemnification obligations. The Company also entered into a transition services agreement with the purchaser of the US hosting business to receive and provide certain services until mid-2007. The buyer of the US hosting business agreed to assume responsibility for the transition services agreement entered into in connection with the sale of the UK hosting business. Included in the results from discontinued operations for six months ended March 31, 2007 is the gain on sale of our US hosting business of $6.4 million.

The purchase and sale agreement calls for a working capital true-up to reflect actual working capital with defined adjustments at the sale date. On January 29, 2007 the Company provided the buyer with its calculation of the working capital adjustment, which would result in a payment by the buyer to the Company in excess of $2.0 million. To date, the Company and the buyer have not yet reached agreement on the amount of the working capital adjustment. In accordance with the Purchase Agreement, the parties recently retained a national public accounting firm to arbitrate this matter. The amount of working capital adjustment has not been included in the gain recorded in the six months ended March 31, 2007 and will be recorded in the financial statements upon resolution of the working capital adjustment in accordance with the Purchase Agreement.

Also on November 1, 2006, the Company discharged substantially all of its remaining obligations under its 11% Senior Notes due 2008 and associated interest payable under the terms of these notes by depositing the sum of $76,165,002 with the indenture trustee, thereby redeeming the 11% Senior Notes in full. The Company continues to carry a liability of $3,292,000, which includes interest of $300,000, due under additional notes for which the reserve was created under the Stipulation and Order. The Company is working with the indenture trustee to determine how to distribute any obligations under this reserve.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s financial statements requires it to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. The Company bases its accounting estimates on historical experience and other factors that are believed to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. The following is a summary of the Company’s critical accounting policies and estimates:

REVENUE RECOGNITION

Revenue in the NEON business consists primarily of lit fiber, dark fiber, and co-location services.

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”), No. 104 “Revenue Recognition”.

NEON offers sales of lit fiber services (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by the Company) and longer term licenses of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) at fixed cost pricing over multi-year terms. Revenues from fiber optic network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivables is reasonably assured. Amounts billed in advance of the service provided are recorded as deferred revenue. The Company also licenses space to customers at our co-location facilities. Revenues from nonrecurring installation charges are recognized ratably over the multi-year network services terms to which the nonrecurring charges relate provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collectability of the related receivables is reasonably assured.

COST OF REVENUE

Cost of revenue for fiber services consists primarily of right of way fees, dark fiber leases, real estate and co-location leases, purchase of last mile circuit services, network operations and maintenance costs. Right of way fees are paid primarily to utilities and public and private entities for the right to place fiber optic cable on their structures and property. Fiber leases are fees paid to other telecommunications providers for the use of their dark fiber over which we provide transport services. The Company leases real estate and co-location space to allow placement of network equipment to power the Company’s network. Last mile circuit services consist of services from other carriers and local phone companies to extend transport services beyond the Company’s network to a customer location. Network operations and maintenance consists primarily of labor, contractor services and utility costs.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at depreciated historical cost adjusted for impairment and include fresh start adjustments. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:

YEARS

Buildings and buildings improvements	10 – 20
Computer hardware and software and network equipment	2 – 7
Fiber infrastructure	7 – 20
Office furniture and equipment	3 – 7

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

ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Use of estimates and assumptions include, but is not limited to estimated gains and losses related to the hosting business and building sites, purchase price allocation, allowance for doubtful accounts, credit reserve, the useful lives and ultimate realizability of property, equipment, intangible assets, deferred tax valuation allowance and payroll and occupancy cost allocation between cost of revenue and selling, general and administrative expenses. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our consolidated financial statements the Company is required to estimate its income tax expense in each of the jurisdictions in which it operates. This process involves the Company estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as accruals and reserves, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, the Company must establish a valuation allowance. Management currently estimates that it is more likely than not that these assets will not be realized in the foreseeable future and accordingly a 100% valuation allowance is recorded against the deferred tax assets.

DISCONTINUED OPERATIONS

The results of operations of the UK and US hosting businesses are reported as discontinued operations. The loss from discontinued operations for the three months ended March 31, 2007 relates to legal and professional fees incurred during the quarter related to the sale of the US and UK hosting business and the write off of certain US hosting customer accounts receivable balances.

On September 6, 2006, the Company closed the sale of its UK hosting business. The total sales price was $62 million. Of the total sales price, $3.1 million is being held in an escrow account until March 31, 2008 to cover potential indemnification claims related to this transaction. The Company also entered into a transition services agreement with the purchaser of the UK hosting business to provide certain services until March 31, 2007. The pre-tax and after tax gain on the disposition of the UK hosting business was $46.2 million.

On November 1, 2006, the Company closed the sale of its US hosting business. The total sales price was $20 million, subject to various working capital adjustments. Of the total sales price, $2 million is being held in an escrow account until May 31, 2007 to cover potential indemnification claims. The Company also entered into a transition services agreement with the purchaser of the US hosting business to receive and provide certain services until mid-2007. The buyer of the Company’s US hosting business agreed to provide the services called for under the transition services agreement it had entered into in connection with the sale of its UK hosting business.

Revenue from discontinued operations, operating income from discontinued operations and income/loss from discontinued operations for the three and six month periods ended March 31, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
In Thousands	2007	2006	2007	2006
Revenues from Discontinued Operations	$-	$15,944	$2,983	$32,318
Operating Income (loss) from Discontinued
Operations	$(81)	$187	$6,656	$1,023
Income (loss) from Discontinued Operations
(six months ended March 31, 2007 includes
gain on disposal of $6,430)	$(81)	$187	$6,656	$1,023

The results of discontinued operations are not included in the discussion below entitled “Results of Operations.”

RESULTS OF OPERATIONS

CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

REVENUE, NET: Revenue for the three months ended March 31, 2007 increased 15.8%, or $2.6 million, to $18.7 million from $16.2 million for the three months ended March 31, 2006.

Revenue breakdown for the major service lines are as follows:

Revenue from Lit Fiber Services for the three months ended March 31, 2007 increased 15.8%, or $2.3 million, to $16.8 million from $14.5 million for the three month period ended March 31, 2006. Revenue from Dark Fiber Services for the three months ended March 31, 2007 and 2006 were $1.1 million and $1.2 million, respectively. Revenue from Co-Location was $0.8 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. This revenue increase is primarily attributable to increased sales orders and resulting sales primarily to existing customers.

COST OF REVENUE: Cost of revenue for the three months ended March 31, 2007 increased to $9.8 million from $8.3 million for the three months ended March 31, 2006. Cost of revenue has increased primarily due to increased revenues. Cost of revenue as a percentage of revenues has increased from 51.2% for the three months ended March 31, 2006 to 52.4% for the three months ended March 31, 2007. For a brief period beginning in late fiscal 2006, the Company leased certain optronic equipment. Lease expense related to this optronic equipment totaled $0.2 million for the quarter ended March 31, 2007. Previously, all optronic equipment was owned and costs are included in depreciation rather than cost of revenue. The Company continues to purchase the majority of its optronic equipment. The leased equipment has a three year term with a purchase option at the end of the term.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses were $5.8 million for the three months ended March 31, 2007 as compared to $6.7 million for the three months ended March 31, 2006. The decrease of $0.9 million is primarily attributable to a reduction in professional fees of $0.6 million and a decrease in salary and benefit expenses.

Corporate selling, general and administrative costs were $3.1 million in the second quarter of 2007 as compared to $4.2 million in the second quarter of 2006. These corporate expenses primarily relate to the executive, finance, information technology, human resources and legal departments. The decrease was primarily caused by a decrease in professional fees of $0.6 million and a decrease in salary and benefit expenses.

The three months ended March 31, 2007 includes $0.2 million of option related expenses, $0.4 million of severance and notice period labor costs related to the headquarters transition from New York, NY to Westborough, MA, and $0.3 million related to the former headquarters building in New York, NY. In accordance with the building sale agreement, the Company is contractually obligated to cover operating costs of the building through May 31, 2007.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses for the three months ended March 31, 2007 were $3.9 million compared to $3.4 million for the three months ended March 31, 2006. This increase is the result of property additions since March 31, 2006.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the three months ended March 31, 2007 was $0.4 million, compared to $2.3 million for the three months ended March 31, 2006. The decrease is primarily due to the repayment of the 11% Senior Notes on November 1, 2006, the repayment of the 9% Senior Notes on October 20, 2006, and the repayment of the mortgage related to the building located at 139 Centre Street, New York, NY on September 30, 2006.

INTEREST INCOME. Interest income for the three months ended March 31, 2007 was $0.4 million, compared to $0.1 million for the three months ended March 31, 2006. This increase is the result of our greater average cash and restricted cash balances for the three months ended March 31, 2007 compared to March 31, 2006.

OTHER INCOME/EXPENSE, NET. Other income for three months ended March 31, 2007 was $0.4 million, compared to other income of $0.3 million for the three months ended March 31, 2006.

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above in addition to the results from its discontinued operations, the Company reported a net loss attributable to common stockholders of $0.7 million, or $0.01 basic and diluted loss per share attributable to common stockholders, for the quarter ended March 31, 2007, as compared to a net loss attributable to common stockholders of $4.1 million, or $0.08 basic and diluted loss per share attributable to common stockholders for the three months ended March 31, 2006.

CONTINUING OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2006

REVENUE, NET. Revenue for the six months ended March 31, 2007 increased 17.1%, or $5.4 million, to $36.9 million from $31.5 million for the six months ended March 31, 2006.

Revenue breakdown for the major service lines are as follows:

Revenue from Lit Fiber Services for the six months ended March 31, 2007 increased 18.1%, or $5.1 million, to $33.3 million from $28.2 million for the six month period ended March 31, 2006. Revenue from Dark Fiber Services for the six months ended March 31, 2007 and 2006 were $2.2 million and $2.3 million, respectively. Revenue from Co-Location was $1.3 million and $1.0 million for the six months ended March 31, 2007 and 2006, respectively. This revenue increase is primarily attributable to increased sales orders and resulting sales of lit fiber services primarily to existing customers.

COST OF REVENUE. Cost of revenue for the six months ended March 31, 2007 increased to $19.2 million from $16.6 million for the six months ended March 31, 2006. Cost of revenue increased primarily due to increased revenues. Cost of revenue as a percentage of revenues decreased from 52.8% for the six months ended March 31, 2006 to 52.0% for the six months ended March 31, 2007. This improvement is primarily due to certain fixed costs not increasing as a result of higher revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $12.0 million for the six months ended March 31, 2007 as compared to $14.8 million for the six months ended March 31, 2006. The decrease of $2.8 million is primarily the result of a non-cash expense of $1.6 million associated with options granted to our chairman of the board when he joined the Company in the first quarter of fiscal 2006 and a decrease in professional fees of $1.0 million.

Corporate selling, general and administrative costs were $6.9 million for the six months ended March 31, 2007 as compared to $9.8 million in the six months ended March 31, 2006. These corporate expenses primarily relate to the executive, finance, information technology, human resources and legal departments. The decrease was primarily caused by a decrease in options expenses described above and a decrease in professional fees of $1.0 million.

The six months ended March 31, 2007 includes $0.4 million of option related expenses, $0.5 million of severance and notice period labor costs related to the headquarters transition from New York, NY to Westborough, MA, and $0.4 million related to the former headquarters building in New York, NY. Under the building sale agreement, the Company is contractually obligated to cover operating costs of the building through May 31, 2007.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the six months ended March 31, 2007 were $7.7 million compared to $6.9 million for the six months ended March 31, 2006. This increase is the result of property additions since March 31, 2006.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the six months ended March 31, 2007 was $1.8 million, compared to $4.8 million for the six months ended March 31, 2006. The decrease is primarily due to the repayment of the 11% Senior Notes on November 1, 2006, the repayment of the 9% Senior Notes on October 20, 2006, and the repayment of the mortgage related to the building located at 139 Centre Street, New York, New York on September 30, 2006.

INTEREST INCOME. Interest income for the six months ended March 31, 2007 was $1.0 million, compared to $0.1 million for the six months ended March 31, 2006. This increase is the result of our greater average cash and restricted cash balances for the six months ended March 31, 2007 compared to March 31, 2006.

OTHER INCOME/EXPENSE, NET. Other income for six months ended March 31, 2007 was $0.7 million, compared to other income of $0.5 million for the six months ended March 31, 2006.

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above in addition to the results from its discontinued operations, including the gain of $6.4 million of the sale of the US hosting business, the Company reported a net income attributable to common stockholders of $4.3 million, or $0.09 basic and diluted income per share attributable to common stockholders, for the six months ended March 31, 2007, as compared to a net loss attributable to common stockholders of $10.3 million, or $0.21 basic and diluted loss per share attributable to common stockholders for the six months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

During 2006, the Company conducted a strategic review which led to the divestiture of its hosting business and the building in which its New York headquarters was located. The proceeds from the divestitures were used to pay down the Company’s outstanding debt and are expected to provide sufficient funds to support and grow the current operations of the Company’s remaining transport business. As of March 31, 2007, the Company has available cash and cash equivalents of $23.5 million and substantially no long term debt.

As of March 31, 2007, the Company’s working capital decreased $57.5 million to $15.9 million as compared to $73.4 million as of September 30, 2006. The decrease in working capital as of March 31, 2007 was primarily due to the pay off of its 9% and 11% Senior Notes off-set by the net proceeds received from the sale of its US Hosting Business. Accounts receivable increased to $5.3 million at March 31, 2007 from $3.4 million at September 30, 2006. This increase is primarily the result of an unusually low balance at September 30, 2006 as a result of high collections for fiscal year end. In April, cash collections totaled $6.6 million.

During 2006, the Company generated positive cash flow from operations and used those funds primarily for capital expenditures to support revenue growth in its transport business segment. This trend continued in the six months of fiscal 2007. The Company believes that the combination of the existing positive working capital and continued positive cash flow from operations will allow it to continue to fund capital expenditures to support the existing revenue base and incremental revenue growth. Furthermore, management believes it can manage its working capital and liquidity position by carefully managing operating cost and controlling the rate of discretionary growth driven capital expenditures.

Under the terms of the US hosting purchase and sale agreement, $2.0 million remains in escrow through May 31, 2007 to secure certain post-closing liabilities. Also under the terms of the US hosting Purchase Agreement, the Company shared office space with the buyer of the US hosting business at its 139 Centre Street, New York, NY location through the end of April 2007. The Company agreed to continue to manage the costs of running, securing, and maintaining the shared building space through May 2007. To facilitate this arrangement, the buyer of the US hosting business provided to the Company $1.6 million which is equal to six months of the its estimated share of the building’s costs. This cash is to be used only as a recovery of the building costs incurred by the Company on the buyer of the US hosting business’ behalf.

The Company has commitments under letters of credit, issued primarily to secure certain leases, totaling $7.1 million, inclusive of the letter of credit referenced below, at March 31, 2007. This amount is classified as long-term restricted cash on the March 31, 2007 balance sheet. Also, the Company has funds in escrow related to its sales of the US and UK hosting subsidiaries. Under the terms of the UK hosting purchase and sale agreement, $3.1 million remain in escrow through March 31, 2008 to secure certain post closing liabilities.

In conjunction with its purchase of NEON Transcom, Inc. from Columbia Energy Group (CEG) in 2003, NEON Communications, Inc. entered into a letter of credit. This letter of credit can be exercised by CEG if NEON Transcom, Inc. fails to perform under certain obligations of NEON Transcom, Inc. that CEG had and continues to guarantee. The letter of credit expires on September 11, 2007. The Company has no financial guarantees or other arrangements securing the obligations of any third parties or related parties other than our subsidiaries.

SIX-MONTH PERIOD ENDED MARCH 31, 2007

As of March 31, 2007, the Company had cash and cash equivalents totaling $23.5 million compared to $8.7 million on March 31, 2006. This increase was mainly attributable to operating activities, investing activities and financing activities as described below.

OPERATING ACTIVITIES. Net cash provided by operating activities during the six-month period ended March 31, 2007 was $5.2 million as compared to net cash provided from operating activities of $7.4 million during the six-month period ended March 31, 2006, or a decrease of $2.2 million. The decrease in cash provided by operating activities is primarily due to the divestiture of the hosting business and loss of its respective operating cash flow.

INVESTING ACTIVITIES. Net cash provided by investing activities during the six-month period ended March 31, 2007 was $11.0 million. This was attributable to net cash proceeds from the sale of our US hosting business of $19.7 million, partially offset by the investment in restricted cash of $2.0 million and capital expenditures of $6.7 million.

FINANCING ACTIVITIES. Net cash used in financing activities during the six-month period ended March 31, 2007 was $80.8 million, which was attributable to the payment to redeem substantially all of our senior notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2007, $12.7 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations.

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

In connection with the preparation of the Form 10-Q for the periods ended March 31, 2007, under the supervision and with the participation of, management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are ineffective at March 31, 2007 due to the material weakness in internal control described in the Company’s management report on internal control over financial reporting included in Item 9A to its Form 10-K for the fiscal year ended September 30, 2006 (the “2006 Form 10-K”). The material weakness in internal controls identified in the 2006 Form 10-K related to insufficient accounting and finance resources. Since this material weakness has not been fully remediated, the Chief Executive Officer and Chief Financial Officer continue to conclude the Company’s disclosure controls and procedures are not effective.

During the six months of fiscal 2007 management began strengthening the effectiveness and design of the internal controls related to the material weakness. In December 2006, a Vice President/Controller was hired. The new Vice President/Controller has substantial experience in financial reporting matters, internal controls and Sarbanes-Oxley. He is a Certified Public Accountant, and a former partner in a national public accounting firm. Most recently, he was the Vice President, Controller and Chief Accounting Officer of a Fortune 500 company. In that role he was responsible for implementation and continued compliance of the requirements of the Sarbanes-Oxley regulations. With the move of the Company’s headquarters from New York, NY to Westborough, MA, the Company has been hiring replacement and new finance staff personnel. The hiring process has been focused on hiring employees with expertise in Sarbanes-Oxley compliance, financial reporting and internal auditing. As of the end of April 2007, management believes the finance and accounting group is fully staffed. The finance and accounting group will be responsible for ensuring compliance with all aspects of Sarbanes-Oxley, ensuring all significant risks over financial reporting are identified and internal controls to address those risks are identified, evaluated, tested and remediated. In addition, an internal audit staff has been hired to perform testing of Sarbanes-Oxley compliance and other customary internal control related functions.

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

Except as noted, there have been no developments in ongoing legal proceedings nor have any material litigations been commenced or threatened since the prior descriptions in Note 18 to the Consolidated Financial Statements in the 2006 Form 10-K, and the “Legal Proceedings” section thereto. In April 2007, the Media Express USA, Ltd v. Globix Corporation lawsuit, described in the 2006 Form 10-K was settled. The settlement was not material to the Company.

ITEM 1A. RISK FACTORS

No material changes since the 2006 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the second quarter of the Company’s fiscal year ending September 30, 2007, the 2007 Annual Meeting of Stockholders was held on February 27, 2007. At the meeting eight directors of the Company were elected and our shareholders ratified the appointment of Amper, Politziner & Mattia, P.C. as our independent accountants for the fiscal year ending September 30, 2007.

1. The stockholders elected the following directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified:

	Number of Shares Voted	Number of Shares	Number of Shares
	For	Withheld	Abstained
Jose A. Cecin, Jr.	28,914,121	769	-
John Forsgren	27,865,532	1,049,358	-
Peter L. Herzig	27,854,825	1,060,065	-
Steven Lampe	27,854,825	1,060,065	-
Ted S. Lodge	28,914,121	769	-
Steven G. Singer	27,865,532	1,049,358	-
Raymond L. Steele	27,865,482	1,049,408	-
Kurt J. Van Wagenen	28,914,074	819	-

Peter K. Stevenson, formerly a director of the Company, did not stand for re-election.

2. The stockholders ratified the appointment of Amper, Politziner & Mattia, P.C.:

Number of Shares Voted For	Number of Shares Withheld	Number of Shares Abstained
28,914,215	610	65

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
Oxley Act of 2002

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEON Communications, Group Inc.

	By:	/S/Kurt Van Wagenen

Kurt Van Wagenen
Chief Executive Officer
Date: May 9, 2007
	By:	/S/ John Stack

John Stack
Principal Accounting Officer
Date: May 9, 2007
	By:	/S/ Eric J. Sandman

Eric J. Sandman
Principal Financial Officer
Date: May 9, 2007