Form 10-Q
period 2007-06-30
NEON Communications Group, Inc.
filed 2007-08-09
CIK 1003111

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒      No ☐

          Number of shares of the Registrant’s common stock outstanding as of August 1, 2007 was 49,080,717.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

TABLE OF CONTENTS

		Page

Part I	Financial Information
Item 1	Consolidated Balance Sheets (unaudited)	1
	Interim Consolidated Statements of Operations (unaudited)	2-3
	Interim Consolidated Statements of Changes in Stockholders' Equity and
	Comprehensive Income (unaudited)	4
	Interim Consolidated Statements of Cash Flows (unaudited)	5
	Notes to the Interim Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4	Controls and Procedures	27

Part II	Other Information
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
Signatures		32
Certifications		33-36

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(formerly GLOBIX CORPORATION)

	June 30,	September 30,
(dollars in thousands, except per share data)	2007	2006
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$24,603	$88,127
Accounts receivable, net allowance for doubtful accounts of $471 and
$865, respectively	3,985	3,441
Prepaid expenses and other current assets	1,458	1,721
Restricted cash	5,578	447
Current portion of assets held for sale	-	6,763
Total Current Assets	35,624	100,499
Restricted cash	7,090	10,190
Property, plant and equipment, net	124,402	125,455
Intangible assets, net of accumulated amortization of $1,301 and
$884, respectively	3,199	3,616
Assets held for sale, net of current portion	-	16,364
Other assets	2,533	3,096
Total Assets	$172,848	$259,220

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,419	$5,113
Accrued liabilities	12,360	12,525
Current portion of deferred revenue	2,812	2,544
Current portion of liabilities held for sale	-	6,923
11% Senior notes	2,992	-
Accrued interest - Senior notes	383	-
Total Current Liabilities	22,966	27,105
11% Senior Notes	-	74,875
9% Senior Notes	-	5,000
Accrued interest - Senior Notes	-	3,565
Deferred revenue	12,989	13,791
Other long term liabilities	2,934	2,191
Liabilities held for sale, net of current portion	-	3,196
Total Liabilities	38,889	129,723

Cumulative Convertible Preferred Stock	14,204	13,676

Commitments and Contingencies:

STOCKHOLDERS' EQUITY
Common stock, $.01 par value; 500,000,000 shares authorized;
48,881,655 and 48,725,246 issued and outstanding at June 30, 2007
and September 30, 2006, respectively	489	487
Additional paid-in capital	211,226	210,161
Accumulated other comprehensive income	111	105
Accumulated deficit	(92,071)	(94,932)
Total Stockholders' Equity	119,755	115,821
Total Liabilities and Stockholders' Equity	$172,848	$259,220

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(formerly GLOBIX CORPORATION)
(unaudited)

	3 Months Ended
	June 30,	June 30,
(dollars in thousands, except per share data)	2007	2006

Revenue, net	$18,171	$17,122
Operating costs and expenses:
Cost of revenue (excluding depreciation, amortization, occupancy and
certain payroll)	8,612	9,788
Selling, general and administrative	6,381	5,317
Depreciation and amortization	3,877	4,114
Total operating costs and expenses	18,870	19,219

Loss from operations	(699)	(2,097)

Interest and financing expense	(168)	(2,841)
Interest income	313	267
Other income (expense), net	64	(32)

Loss from continuing operations before income taxes	(490)	(4,703)
Tax provision	-	-
Loss from continuing operations	(490)	(4,703)

Income (loss) from discontinued operations, net of income taxes	(742)	931

Net loss	(1,232)	(3,772)

Dividends and accretion on preferred stock	179	169

Net loss attributable to common stockholders	$(1,411)	$(3,941)

Loss per common share, from continuing operations:
Basic	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.10)

Earnings (loss) per common share, from discontinued operations:
Basic	$(0.02)	$0.02
Diluted	$(0.02)	$0.02

Loss per common share, attributable to common stockholders:
Basic	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.08)

Weighted average number of common and common equivalent shares:
Basic	48,881,655	48,705,375
Diluted	48,881,655	48,705,375

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(formerly GLOBIX CORPORATION)
(unaudited)

	9 Months Ended
	June 30,	June 30,
(dollars in thousands, except per share data)	2007	2006

Revenue, net	$55,031	$48,602
Operating costs and expenses:
Cost of revenue (excluding depreciation, amortization, occupancy and
certain payroll)	27,783	26,420
Selling, general and administrative	18,362	20,068
Depreciation and amortization	11,576	11,043
Total operating costs and expenses	57,721	57,531

Loss from operations	(2,690)	(8,929)

Interest and financing expense	(1,922)	(7,478)
Interest income	1,321	445
Other income, net	767	286

Loss from continuing operations before income taxes	(2,524)	(15,676)
Tax provision	-	-
Loss from continuing operations	(2,524)	(15,676)

Income from discontinued operations, net of income taxes (including gain
on sale of US hosting of $6,430 in 2007)	5,914	1,954

Net income (loss)	3,390	(13,722)

Dividends and accretion on preferred stock	529	499

Net income (loss) attributable to common stockholders	$2,861	$(14,221)

Loss per common share, from continuing operations:
Basic	$(0.05)	$(0.32)
Diluted	$(0.05)	$(0.32)

Earnings per common share, from discontinued operations:
Basic	$0.12	$0.04
Diluted	$0.12	$0.04

Earnings (loss) per common share, attributable to common stockholders:
Basic	$0.06	$(0.29)
Diluted	$0.06	$(0.29)

Weighted average number of common and common equivalent shares:
Basic	48,793,959	48,700,102
Diluted	48,793,959	48,700,102

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS GROUP, INC AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(formerly GLOBIX CORPORATION)
(unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
(dollars in thousands)	Shares	Amount	Capital	Income	Deficit	Equity

Balance , September 30, 2006	48,725,246	$487	$210,161	$105	$(94,932)	$115,821
Exercise of stock options	2,265	-	12	-	-	12
Stock-Based compensation	-	-	229	-	-	229
Dividends and accretion - Preferred Stock	-	-	-	-	(174)	(174)
Comprehensive income:
Net income	-	-	-	-	5,175	5,175
Foreign Currency translation adjustments	-	-	-	4	-	4
Total comprehensive income	-	-	-	4	5,175	5,179
Balance, December 31, 2006	48,727,511	487	210,402	109	(89,931)	121,067

Exercise of stock options	154,144	2	421	-	-	423
Stock-based compensation	-	-	190	-	-	190
Dividends and accretion - Preferred Stock	-	-	-	-	(176)	(176)
Comprehensive loss:
Net loss	-	-	-	-	(553)	(553)
Foreign Currency translation adjustments	-	-	-	1	-	1
Total comprehensive loss	-	-	-	1	(553)	(552)
Balance, March 31, 2007	48,881,655	489	211,013	110	(90,660)	120,952

Exercise of stock options	-	-	-	-	-	-
Stock-based compensation	-	-	213	-	-	213
Dividends and accretion - Preferred Stock	-	-	-	-	(179)	(179)
Comprehensive loss:
Net loss	-	-	-	-	(1,232)	(1,232)
Foreign Currency translation adjustments	-	-	-	1	-	1
Total comprehensive loss	-	-	-	1	(1,232)	(1,231)
Balance, June 30, 2007	48,881,655	$489	$211,226	$111	$(92,071)	$119,755

The accompanying notes are an integral part of these consolidated financial statements.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Nine Months Ended
	June 30,	June 30,
(dollars in thousands, except share data)	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$3,390	$(13,722)
Operating activities:
Depreciation and amortization	11,576	18,046
Provision for uncollectible receivables	(102)	61
Gain on sale of US hosting business	(6,430)	-
Amortization of stock warrants	-	224
Stock-based compensation	561	1,952
Changes in assets and liabilities:
Increase in accounts receivable	(443)	(819)
(Increase) decrease in prepaid expenses and other current assets	263	(1,578)
(Increase) decrease in other assets	563	902
Increase (decrease) in accounts payable	(694)	34
Increase (decrease) in accrued liabilities	(34)	534
Decrease in assets held for sale	1,955	-
Decrease in liabilities held for sale	(2,033)	-
Increase in accrued interest	1,125	5,799
Other	201	(1,918)

Net Cash Provided by Operating Activities	9,898	9,515

Cash Flows from Investing Activities
(Investments in) proceeds from restricted cash and investments	(2,025)	78
Proceeds from fiber optic exchange	-	1,960
Net cash proceeds from sale of the US hosting business	19,725	-
Purchase of property, plant and equipment	(10,367)	(19,174)

Net Cash Provided By (Used in) Investing Activities	7,333	(17,136)

Cash Flows from Financing Activities
Repurchase of Senior notes	(81,190)	-
Issuance of 9% Senior notes	-	5,000
Proceeds from Exercise of options	435	4
Repayment of mortgage payable and capital lease obligation	-	(431)

Net Cash (Used in) Provided by Financing Activities	(80,755)	4,573

Effect of Exchage Rates Changes on Cash and Cash Equivalents	-	64

Decrease in Cash and Cash Equivalents	(63,524)	(2,984)
Cash and Cash Equivalents, Beginning of Period	88,127	9,011

Cash and Cash Equivalents, End of Period	$24,603	$6,027

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$686	$1,638
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

NOTE 1 – PROPOSED MERGER WITH RCN CORPORATION

On June 24, 2007, NEON (the “Company”), RCN Corporation (“RCN”) and Raven Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of RCN, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving entity. At the effective time of the Merger, each of the issued and outstanding shares of common stock and preferred stock of the Company will be converted into the right to receive cash in an amount between $5.15 and $5.25 per share depending on the amount of the Company’s revenue during a three month testing period prior to the closing. If the closing occurs on or before November 15, 2007 and the Company’s Adjusted Consolidated Revenue (as defined in the Merger Agreement) for the months of July, August and September 2007 is greater than or equal to $19.570 million, or if the closing occurs after November 15, 2007 and the Company’s Adjusted Consolidated Revenue for the months of September, October and November 2007 is greater than or equal to $19.816 million, the per share price will be $5.25. If the closing occurs on or before November 15, 2007 and the Company’s Adjusted Consolidated Revenue for the months of July, August and September 2007 is equal to $19.377 million, or if the closing occurs after November 15, 2007 and the Company’s Adjusted Consolidated Revenue for the months of September, October and November 2007 is equal to $19.495 million, the per share price will be $5.15. If the revenue for the three month testing period applicable to the closing is between these Adjusted Consolidated Revenue targets, the price per share will be between $5.15 and $5.25 in the same proportion as the revenue falls between these targets. As of August 1, 2007, the Company has 49,080,717 shares of common stock and 2,971,753 shares of preferred stock outstanding. The Company also has 3,490,553 options and 1,578,620 warrants outstanding at August 1, 2007. Holders of options and warrants will receive in cash the difference between the exercise price and the merger price for each option or warrant held.

Consummation of the Merger is subject to customary conditions, including (i) the approval of the Merger by holders of a majority of the Company’s shares of outstanding common and preferred stock, voting together as a single class, (ii) the absence of any order, injunction or legal restraint or prohibition preventing the consummation of the Merger, (iii) the accuracy of the representations and warranties of the other party (subject to materiality standards and, with respect to the Company’s representations, an overall material adverse effect standard contained in the Merger Agreement) and (iv) compliance in all material respects of the other party with its covenants. In addition, the Merger cannot occur prior to October 15, 2007 and is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of regulatory approvals from the Federal Communications Commission and certain state public service and public utility commissions or similar regulatory authorities. Under the terms of the Merger Agreement, each of RCN and the Company has agreed to use its reasonable best efforts to avoid or eliminate each and every impediment under any antitrust, competition or trade regulation law that may be asserted by the United States Federal Trade Commission, the United States Department of Justice, Antitrust Division, the Federal Communications Commission or state public service or public utility commissions or other similar regulatory bodies or any other governmental authority with respect to the Merger so as to enable the closing of the Merger to occur as soon as reasonably possible.

RCN’s obligation to consummate the Merger is further conditioned on the Company’s Adjusted Consolidated Revenue satisfying the lower of the applicable targets described in the first paragraph above and the Company’s adjusted EBITDA (as defined in the Merger Agreement) being at least $4.347 million for the applicable testing period if the closing occurs on or before November 15, 2007 or at least $4.429 million for the applicable testing period if the closing occurs after November 15, 2007. The calculation of the Company’s Adjusted Consolidated Revenue and EBITDA for the applicable testing period is subject to review by the Company’s independent accountants using certain agreed-upon procedures. Furthermore, the Company is required to provide audited consolidated financial statements for the period ended June 30, 2007 (if the closing of the Merger occurs on or before November 15, 2007) or for the fiscal year ended September 30, 2007 (if the closing of the Merger occurs after November 15, 2007) together with an agreed form of audit report from the Company’s independent public accountants.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

The Merger Agreement contains certain termination rights for both the Company and RCN and provides that, upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement, the Company would be required to pay RCN a termination fee of $6.5 million. In particular, the Company may terminate the agreement to enter into a definitive agreement relating to a competing proposal if the Company’s board of directors in response to the receipt of a competing proposal determines that such competing proposal is a superior proposal and the Company contemporaneously pays the termination fee.

The Merger Agreement contains representations and warranties that the parties have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the parties, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, and the representations and warranties may have been intended not as statements of fact, but rather as a way of allocating risk among the parties.

NOTE 2 - GENERAL

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

For the nine-month period ended June 30, 2007, the Company’s business was comprised of a fiber optic transport business unit and a web hosting business unit, parts of which were divested on September 6, 2006 and November 1, 2006. These units are referred to as its “transport” and “hosting” businesses. The transport business predominantly sells high capacity bandwidth over our fiber optic network to other companies within the telecommunications industry. The hosting business provided various Internet services to businesses. The transport services are sold through the Company’s subsidiary NEON Communications, Inc. and the hosting services were sold through Globix Corporation.

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

The majority of the Company’s employees are located in Westborough, Massachusetts. Its principal executive offices are located at 2200 West Park Drive, Westborough, MA 01581 and the telephone number for this office is (508) 616-7800. Through May 2007, the Company also maintained offices at 139 Centre Street, New York, NY 10013.

NOTE 3 – DISCONTINUED OPERATIONS

On November 1, 2006, the Company closed the sale of its US hosting business. The total sales price was $20 million, subject to various working capital adjustments. Of the total sales price, $2.0 million is being held in an escrow account to cover potential indemnification claims related to this transaction. This amount is included in restricted cash on the accompanying balance sheet. Included in the results from discontinued operations for the nine month period ended June 30, 2007 is the pre-tax gain on the disposition of the US hosting business of $6.4 million. No income tax provision has been recorded on the income from discontinued operations as a result of the expected utilization of net operating loss carry forwards.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

The purchase agreement calls for a working capital true-up to reflect actual working capital with defined adjustments at the sale date. On January 29, 2007, the Company provided the buyer with its calculation of the working capital adjustment, which would result in a payment by the buyer to the Company in excess of $2.0 million. To date, the Company and the buyer have not yet reached agreement on the amount of the working capital adjustment. In accordance with the purchase agreement, the parties retained a national public accounting firm to arbitrate this matter. Management expects a ruling by the arbitrator during the fourth fiscal quarter 2007. The amount of working capital adjustment has not been included in the gain recorded in the nine months ended June 30, 2007 and will be recorded in the financial statements upon resolution of the working capital adjustment in accordance with the purchase agreement.

In connection with the sale of the Company’s US hosting business, a portion of the purchase price was held in escrow. On May 31, 2007, the buyer made claims under the indemnity provisions in the purchase agreement alleging breaches of certain representations and warranties. While the buyer has done nothing further to prosecute its indemnity claims, the amount claimed in its letter exceeds the money that is being held in escrow and the buyer has asserted a demand against the escrow and placed the escrow agent on notice of the demand. In reaction to the notice, the escrow agent has withheld disbursement of the escrow monies pending a joint instruction or court order. Most of the claims raised in the buyer’s letter also are the subject of the pending arbitration discussed above. The Company believes that in whatever forum these claims are asserted they have little merit. The Company also believes that pursuant to the terms of the escrow agreement, the escrow agent is required to release the escrow funds to the Company regardless of the indemnity claims and has commenced an action in New York State court seeking relief accordingly.

On September 6, 2006, the Company closed the sale of its UK hosting business. The total sales price was $62 million, of which $3.1 million is being held in an escrow account until March 31, 2008 to cover potential indemnification claims related to this transaction. This amount is included in restricted cash on the accompanying balance sheet. The Company also entered into a transition services agreement with the purchaser of the UK hosting business to provide certain services until March 31, 2007 and that agreement has been completed. The Company and the purchaser of the UK hosting business agreed to work together to remove the Company as an obligor on the lease of one of the facilities used by the UK hosting business. As a result, the Company, the purchaser, and the landlord of the property have agreed that the Company will post a security deposit in return for removing the Company’s lease obligation. The Company will deposit approximately $1.75 million that will be returned in three years from the date of execution of the agreement if certain conditions are met. It is expected this agreement will be executed in the fourth quarter of 2007.

The Company’s hosting businesses are being reported as discontinued operations for all periods presented. The loss from discontinued operations of $0.7 million for the three months ended June 30, 2007 relates to legal and professional fees.

The table below presents the significant components of operating results included in income from discontinued operations for the three and nine months ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
In thousands	2007	2006	2007	2006
Revenues from Discontinued Operations	$-	$16,292	$2,983	$48,612
Income (loss) from Discontinued
Operations before income taxes (nine
months ended June 30, 2007 includes
gain on disposal of $6,430)	$(742)	$931	$5,914	$1,954
Income Taxes	$-	$-	$-	$-
Income (loss) from Discontinued
Operations, net of tax	$(742)	$931	$5,914	$1,954

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company have been prepared by the Company according to accounting principles generally accepted in the United States of America for interim financial information, and the rules and regulations of the Securities and Exchange Commission for interim consolidated financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all of the material adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2007 and the results of operations for the three and nine-month periods then ended. All such adjustments are of a normal recurring nature. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the 2006 Form 10-K. The results of operations for the three and nine-month periods ended June 30, 2007 are not necessarily indicative of the results for the entire fiscal year ending September 30, 2007.

MANAGEMENT ESTIMATES

The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. Significant estimates include estimates of the allowance for doubtful accounts, credit reserve, the useful lives and ultimate realization of property, equipment, intangible assets, deferred tax valuation allowance and payroll, corporate and occupancy cost allocations between cost of revenue and selling, general and administrative expenses. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 requires entities to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact on the financial statements of the implementation of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact on the financial statements of the implementation of SFAS No. 157.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

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

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
In thousands	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net Income (Loss)	$(1,232)	$(3,772)	$3,390	$(13,722)
Other Comprehensive Income (Loss)
Foreign Currency Translation Adjustment	1	980	6	665

Comprehensive Income (Loss)	$(1,231)	$(2,792)	$3,396	$(13,057)

NOTE 6 - STOCK OPTIONS

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

For the three months ended June 30, 2007 and 2006, the Company recognized total stock-based compensation expense of $213,000 and $20,000, respectively. For the nine months ended June 30, 2007 and 2006, the Company recognized total stock-based compensation expense of $632,000 and $1,952,000, respectively. Stock based compensation expense for the nine months ended June 30, 2006 includes an

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

expense of $1,608,000 associated with the hiring of Ted S. Lodge as Chairman of the Company’s board of directors and as Executive Chairman of the Company (as previously disclosed in the form 8-K filed on November 3, 2005).

Options granted may be designated as either incentive stock options or non-qualified stock options. The Compensation Committee determines the terms and conditions of the option, including the time or times at which an option may be exercised, the methods by which such exercise price may be paid, and the form of such payment. Options are granted with an exercise price equal to or greater than the market value of NEON’s stock at the date of grant. The Company grants stock option awards that provide for performance-based triggering events before a vested option can be exercised. For awards with performance triggering events each vesting tranche is accounted for as a separate award with its own grant date fair value and requisite service period.

Following is a summary of stock option activity during the nine months ended June 30, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	(000)

Outstanding at September 30, 2006	4,415,349	$3.55
Options granted	516,000	4.17
Options exercised	(156,409)	2.85
Options cancelled/expired	(83,319)	4.03
Options forfeited	(1,002,006)	4.20
Stock options outstanding at June 30, 2007	3,689,615	$3.47	5.89 yrs	$5,553
Options vested and expected to vest at June 30, 2007	3,201,115	$3.37	5.74 yrs	$5,158
Options exercisable at June 30, 2007	3,201,115	$3.37	5.74 yrs	$5,158

The intrinsic value of stock options exercised for the nine months ended June 30, 2007 was $246,000. Cash received from the exercise of stock options for the nine months ended June 30, 2007 was $435,000. The Company’s policy is to issue new shares upon the exercise of options. There were no stock options exercised during the nine months ended June 30, 2006.

The weighted-average grant-date fair value of the Company’s option awards granted during the nine months ended June 30, 2007 and 2006 was $1.74 and $1.66, respectively.

In January 2007, the Company issued 496,000 stock options at an exercise price of $4.17 per share vesting on December 31, 2007. The vesting is contingent upon the Company meeting certain performance measures, including revenue and EBITDA. If the merger discussed in Note 1 is completed, the difference between the option strike price and the merger consideration will be paid at the time of the closing.

Stock option expense reflected in compensation expense assumes these performance criteria will be achieved. For the three months ended June 30, 2007, the Company recognized $213,000 of compensation expense related to this stock option grant.

As of June 30, 2007, there was $447,000 of unrecognized compensation cost related to the Company’s option awards.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

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

In connection with the sale of the Company’s US hosting business, a portion of the purchase price was held in escrow. On May 31, 2007, the buyer made claims under the indemnity provisions in the purchase agreement alleging breaches of certain representations and warranties. While the buyer has done nothing further to prosecute its indemnity claims, the amount claimed in its letter exceeds the money that is being held in escrow and the buyer has asserted a demand against the escrow and placed the escrow agent on notice of the demand. In reaction to the notice, the escrow agent has withheld disbursement of the escrow monies pending a joint instruction or court order. Most of the claims raised in the buyer’s letter also are the subject of a pending arbitration involving adjustments to the closing date balance sheet. The Company believes that in whatever forum these claims are asserted they have little merit. The Company also believes that pursuant to the terms of the escrow agreement, the escrow agent is required to release the escrow funds to the Company regardless of the indemnity claims and has commenced an action in New York State court seeking relief accordingly.

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

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

NOTE 8 – 11% SENIOR NOTES

On November 1, 2006, the Company discharged substantially all of the remaining outstanding 11% Senior Notes due 2008 and associated interest payable under the terms of these notes by depositing the sum of $76,165,002 with the trustee under the indenture governing the notes, thereby redeeming the notes in full. At June 30, 2007, the Company continues to carry a liability of $3,375,000, which includes interest of $383,000. This liability relates to additional notes which were created in the original amount of $1,968,000 which were placed in reserve in October 2002 pursuant to a Stipulation and Order entered into with the lead plaintiffs in a class action lawsuit that has since been settled (the “Stipulation and Order”). The Company anticipates paying this amount in the fourth quarter of 2007.

NOTE 9 - CUMULATIVE CONVERTIBLE PREFERRED STOCK

The Company has designated 4,500,000 shares of 6% Series A Cumulative Convertible Preferred Stock (“preferred stock”), of which 2,971,753 shares have been issued. Each share of preferred stock is convertible into one share of common stock at the option of the holder, is entitled to one vote, has a liquidation preference of $3.60 per share plus accrued dividends, and is senior to the common stock of the Company. Dividends are payable semi-annually at a rate of $0.11 per share when and if declared by the Board of Directors. At the option of the Company, dividends are payable in cash or additional shares of preferred stock. At the option of the Company, shares of preferred stock can be redeemed in whole or in part at $3.71 per share, plus accrued dividends, in 2007 and $3.60 per share, plus accrued dividends, thereafter. In the event of a change of control, as defined, each holder of preferred stock can require the Company to purchase such holder’s shares of preferred stock for a price equal to $3.64 plus accrued and unpaid dividends to the purchase date. As of June 30, 2007, a dividend of $1,566,000 in the aggregate, payable in either cash or additional shares of preferred stock at $3.60 per share, had accrued on the outstanding shares of preferred stock. Under the Merger Agreement, preferred stockholders will receive the merger price for each preferred share held.

NOTE 10 – ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30,	September 30,
(amounts in thousands)	2007	2006
Franchise tax and sales tax	$1,309	$1,338
Property taxes	3,552	3,236
Salaries, benefits and commissions	1,250	1,545
Telecommunications	3,611	4,050
Professional fees	2,085	1,064
Other	553	1,292
Total	$12,360	$12,525

NOTE 11 – ADJUSTMENTS RELATED TO PRIOR PERIODS

During the third fiscal quarter 2007, the Company identified and recorded certain adjustments related to prior periods. The amount of these adjustments includes a decrease in revenue of approximately $500,000, the reduction of certain accrual balances totaling $900,000 and a writeoff of certain asset balances totaling $150,000. Absent these adjustments the loss from continuing operations and the net loss would have been $250,000 higher.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

The Company’s financial statements for prior periods have not been restated since the amounts of the prior period adjustments are not material to the balance sheet, statement of operations or statement of cash flows or any of the individual line items within those statements for the current period or any individual prior period or year.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Form 10-Q, under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” and “Legal Proceedings,” constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve unknown and uncertain risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements or may cause the conditions to the Merger not to be satisfied or cause the Merger not to occur. Forward-looking statements are generally identified by the use of forward-looking words or phrases such as “anticipates,” “intends,” “expects,” “believes,” “estimates,” or words or phrases of similar import. Forward-looking statements are subject to numerous assumptions, risks, and uncertainties and the statements looking forward beyond fiscal 2007 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements. Among these factors are the Company’s history of operating losses, factors affecting its future operating results and capital expenditures, its ability to retain existing customers and attract new customers, its ability to achieve cost-savings and generate positive cash flow, the effects of the announcement of the proposed Merger on our business and our relationships with customers and employees, the results of the review of the proposed Merger by various regulatory agencies, and any conditions imposed on the new company in connection with the consummation of the Merger, approval of the Merger by the Company’s stockholders and satisfaction of various other conditions to the closing of the Merger, and other factors affecting the Company’s business generally. Such factors are more fully described herein and in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, which should be considered in connection with a review of this report. For a general discussion of risks affecting the Company’s business, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 and in Part II in the Form 10-Q.

PROPOSED MERGER WITH RCN CORPORATION

On June 24, 2007, NEON (the “Company”), RCN Corporation (“RCN”) and Raven Acquisition Corporation (“Merger Sub”), a wholly owned subsidiary of RCN, entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing after the Merger as the surviving entity. At the effective time of the Merger, each of the issued and outstanding shares of common stock and preferred stock of the Company will be converted into the right to receive cash in an amount between $5.15 and $5.25 per share depending on the amount of the Company’s revenue during a three month testing period prior to the closing. If the closing occurs on or before November 15, 2007 and the Company’s Adjusted Consolidated Revenue (as defined in the Merger Agreement) for the months of July, August and September 2007 is greater than or equal to $19.570 million, or if the closing occurs after November 15, 2007 and the Company’s Adjusted Consolidated Revenue for the months of September, October and November 2007 is greater than or equal to $19.816 million, the per share price will be $5.25. If the closing occurs on or before November 15, 2007 and the Company’s Adjusted Consolidated Revenue for the months of July, August and September 2007 is equal to $19.377 million, or if the closing occurs after November 15, 2007 and the Company’s Adjusted Consolidated Revenue for the months of September, October and November 2007 is equal to $19.495 million, the per share price will be $5.15. If the revenue for the three month testing period applicable to the closing is between these Adjusted Consolidated Revenue targets, the price per share will be between $5.15 and $5.25 in the same proportion as the revenue falls between these targets. As of August 1, 2007, the Company has 49,080,717 shares of common stock and 2,971,753 shares of preferred stock outstanding. The Company also has 3,490,553 options outstanding and 1,578,620 warrants outstanding at August 1, 2007.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

Holders of options and warrants will receive in cash the difference between the exercise price and the merger price for each option or warrant held.

Consummation of the Merger is subject to customary conditions, including (i) the approval of the Merger by holders of a majority of the Company’s shares of outstanding common and preferred stock, voting together as a single class, (ii) the absence of any order, injunction or legal restraint or prohibition preventing the consummation of the Merger, (iii) the accuracy of the representations and warranties of the other party (subject to materiality standards and, with respect to the Company’s representations, an overall material adverse effect standard contained in the Merger Agreement) and (iv) compliance in all material respects of the other party with its covenants. In addition, the Merger cannot occur prior to October 15, 2007 and is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of regulatory approvals from the Federal Communications Commission and certain state public service and public utility commissions or similar regulatory authorities. Under the terms of the Merger Agreement, each of RCN and the Company has agreed to use its reasonable best efforts to avoid or eliminate each and every impediment under any antitrust, competition or trade regulation law that may be asserted by the United States Federal Trade Commission, the United States Department of Justice, Antitrust Division, the Federal Communications Commission or state public service or public utility commissions or other similar regulatory bodies or any other governmental authority with respect to the Merger so as to enable the closing of the Merger to occur as soon as reasonably possible.

RCN’s obligation to consummate the Merger is further conditioned on the Company’s Adjusted Consolidated Revenue satisfying the lower of the applicable targets described in the first paragraph above and the Company’s adjusted EBITDA (as defined in the Merger Agreement) being at least $4.347 million for the applicable testing period if the closing occurs on or before November 15, 2007 or at least $4.429 million for the applicable testing period if the closing occurs after November 15, 2007. The calculation of the Company’s Adjusted Consolidated Revenue and EBITDA for the applicable testing period is subject to review by the Company’s independent accountants using certain agreed-upon procedures. Furthermore, the Company is required to provide audited consolidated financial statements for the period ended June 30, 2007 (if the closing of the Merger occurs on or before November 15, 2007) or for the fiscal year ended September 30, 2007 (if the closing of the Merger occurs after November 15, 2007) together with an agreed form of audit report from the Company’s independent public accountants.

Achieving the applicable revenue and EBITDA targets discussed in the previous paragraph is subject to future operating performance. The Company makes no prediction regarding achieving these applicable revenue and EBITDA targets due to the inherent risks and uncertainties surrounding future expectations.

The Merger Agreement contains certain termination rights for both the Company and RCN and provides that, upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement, the Company would be required to pay RCN a termination fee of $6.5 million. In particular, the Company may terminate the agreement to enter into a definitive agreement relating to a competing proposal if the Company’s board of directors in response to the receipt of a competing proposal determines that such competing proposal is a superior proposal and the Company contemporaneously pays the termination fee.

The Merger Agreement contains representations and warranties that the parties have made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the parties, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, and the representations and warranties may have been intended not as statements of fact, but rather as a way of allocating risk among the parties.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

OVERVIEW OF COMPANY

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

For the three months ended June 30, 2007 the Company’s business consisted of a fiber optic transport business. For the nine months ended June 30, 2007, the Company’s business was comprised of a fiber optic transport business unit and a web hosting business unit which was divested on November 1, 2006. These units are referred to as the “transport” and “hosting” businesses. The transport business predominantly sells high capacity bandwidth over the Company’s fiber optic network to other companies within the telecommunications industry. The hosting business provided various Internet services to small to large businesses. The transport services are sold through the Company’s subsidiary NEON Communications, Inc. and the former hosting services were sold through Globix Corporation.

During 2006, the Company conducted a strategic review which led to the divestiture of the Company’s hosting business segment. The proceeds from the divestitures were used to pay down the Company’s outstanding debt, and are expected to provide sufficient funds to support and grow the current operations of the Company’s remaining transport business. As a result of the actions taken during the year ended September 30, 2006 and the following two months, the Company does not have any substantial long-term indebtedness on its balance sheet and is focused on the transport services business through its NEON subsidiary. Subject to the Merger discussed above, the Company contemplates growing this business organically and by taking advantage of possible strategic opportunities. Under the Merger Agreement, subject to certain exceptions, the Company must receive consent of RCN to acquire any business if the aggregate consideration is greater than $750,000.

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

The transport business has experienced steady revenue growth since March 2005, increasing from $13.2 million for the quarter ended June 30, 2005, to $18.2 million in the third quarter of fiscal 2007, a 37.9% increase. Organic growth has come from, and is expected to continue to come from, the growing bandwidth needs of its existing customers and deeper penetration of existing markets, as well as expansion into new markets and adding new services and targeting new customers.

The Company offers the following services:

•	LIT FIBER TRANSPORT SERVICES – Over its fiber optic network, the Company delivers both electrical and optical transmission of signals on fiber optic telecommunications circuits that are dedicated to its customers. The Company installs and maintains network equipment that sends and receives the electrical and optical signals. Once network equipment is installed on a fiber, the network is considered to be “lit”. Specific service offerings include: SONET Private Line services at bandwidth levels including DS-3, OC-3, OC-12, OC-48, and OC-192; Wavelength (DWDM) services enabling flexible and scalable high capacity transport at 2.5 and 10 Gbps; and Ethernet services via dedicated, point-to-point connectivity offered as Fast Ethernet (FastE) at 50 or 100 Mbps and Gigabit Ethernet (GigE) at 600 or 1000 Gbps. Revenues related to lit fiber transport services totaled $16,356,000 and $15,444,000, respectively, for the three months ended June 30, 2007 and 2006. For the nine months ended June 30, 2007 and 2006, lit fiber transport services totaled $49,667,000 and $43,638,000, respectively.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

•	DARK FIBER SERVICES - In limited instances, the Company leases individual strands of fiber to customers. When leasing individual strands of fiber in this manner, the Company does not provide any of the network equipment that powers, sends and receives signals over the fibers. This service is referred to as a “dark” service as the fiber that is leased does not yet have the ability to transmit electrical or optical signals. The Company’s customers install and operate their own network equipment to create their own lit service. Revenues related to dark fiber services totaled $1,149,000 and $1,177,000 for the three months ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2007 and 2006, revenues related to dark fiber services totaled $3,379,000 and $3,504,000, respectively.

•	CO-LOCATION SERVICES – The Company offers co-location services for customers who choose to own and maintain their own servers and or optronics, but require the physically secure, climate-controlled environment provided by the Company’s co-location facilities and connectivity to the Company’s network. Revenues related to co-location services totaled $666,000 and $501,000 for the three months ended June 30, 2007 and 2006, respectively. For the nine months ended June 30, 2007 and 2006, revenues related to co-location services totaled $1,985,000 and $1,460,000, respectively.

Discontinued Globix Hosting Business

Until November 1, 2006 the Company also operated its Globix hosting business which provided Internet services to businesses in a broad range of industries. These Internet services included Internet hosting and co-location, managed services, network services and Internet access. In September 2006, the Company sold all of its shares in Globix Hosting (UK) Limited, its London based hosting business and, in November 2006, the Company sold all of its shares in Globix Hosting LLC, its US hosting business. As a result of these transactions, the Company no longer has a hosting business. The hosting business results of operations have been reflected as discontinued operations in the accompanying consolidated financial statements.

Past Strategic Transactions

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

On September 6, 2006, the Company closed the sale of its UK hosting business. The total sales price was $62 million, subject to various working capital adjustments. Of the total sales price, $3.1 million is being held in an escrow account until March 31, 2008 to cover potential indemnification claims. The Company also entered into a transition services agreement with the purchaser of the UK hosting business which provided certain services ending March 31, 2007 and that agreement has been completed. The Company continues to work with the purchaser on post-closing issues.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

On September 29, 2006, the Company completed the sale of its building at 139 Centre Street, New York, New York. The Company received $51.8 million in cash, after reducing the agreed $55 million fair market value of the property by $3.2 million in partial satisfaction of amounts owed to the former owner of the property on account of the sale. From this cash amount, the Company paid in full an existing mortgage, a remaining payment owed to the former owner of the property and other fees and expenses. The arrangements relating to the sale of this property included a lease permitting the Company to remain in the building until May 31, 2007 and to sublease a portion of the building to the acquirer of its US hosting business. On May 31, 2007, the Company delivered the building vacant to the new owner in full satisfaction of its delivery requirement.

On October 20, 2006, the Company paid the entire $5 million principal amount of its 9% Senior Notes due 2008 as well as the accrued interest from October 1, 2006.

On November 1, 2006, the Company closed the sale of the US hosting business. The total sales price was $20 million, subject to various working capital adjustments. Of the total sales price, $2 million is being held in an escrow account to cover potential indemnification obligations. The Company also entered into a transition services agreement with the purchaser of the US hosting business to receive and provide certain services until mid-2007. The buyer of the US hosting business agreed to assume responsibility for the transition services agreement entered into in connection with the sale of the UK hosting business. Included in the results from discontinued operations for nine months ended June 30, 2007 is the gain on sale of our US hosting business of $6.4 million.

The purchase and sale agreement calls for a working capital true-up to reflect actual working capital with defined adjustments at the sale date. On January 29, 2007 the Company provided the buyer with its calculation of the working capital adjustment, which would result in a payment by the buyer to the Company in excess of $2.0 million. To date, the Company and the buyer have not yet reached agreement on the amount of the working capital adjustment. In accordance with the purchase agreement, the parties retained a national public accounting firm to arbitrate this matter. Management expects a ruling by the arbitrator during the fourth fiscal quarter 2007. The amount of working capital adjustment has not been included in the gain recorded in the nine months ended June 30, 2007 and will be recorded in the financial statements upon resolution of the working capital adjustment in accordance with the purchase agreement.

In connection with the sale of the Company’s US hosting business, a portion of the purchase price was held in escrow. On May 31, 2007, the buyer made claims under the indemnity provisions in the purchase agreement alleging breaches of certain representations and warranties. While the buyer has done nothing further to prosecute its indemnity claims, the amount claimed in its letter exceeds the money that is being held in escrow and the buyer has asserted a demand against the escrow and placed the escrow agent on notice of the demand. In reaction to the notice, the escrow agent has withheld disbursement of the escrow monies pending a joint instruction or court order. Most of the claims raised in the buyer’s letter also are the subject of a pending arbitration discussed above. The Company believes that in whatever forum these claims are asserted they have little merit. The Company also believes that pursuant to the terms of the escrow agreement, the escrow agent is required to release the escrow funds to the Company regardless of the indemnity claims and has commenced an action in New York State court seeking relief accordingly.

Also on November 1, 2006, the Company discharged substantially all of its remaining obligations under its 11% Senior Notes due 2008 and associated interest payable under the terms of these notes by depositing the sum of $76,165,002 with the indenture trustee, thereby redeeming the 11% Senior Notes in full. The Company continues to carry a liability of $3,375,000, which includes interest of $383,000 as of June 30, 2007, due under additional notes for which the reserve was created under the Stipulation and Order in 2002. The Company is working with the indenture trustee to determine how to distribute the cash it holds for payment under this liability.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

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

NEON offers sales of lit fiber services (fixed amounts of capacity on fiber optic transmission lines that use optronics equipment installed by the Company) and longer term licenses of dark fiber (fiber optic transmission lines leased without optronics equipment installed by the Company) at fixed cost pricing over multi-year terms. Revenues from fiber optic network services are recognized ratably over the term of the applicable lease agreements with customers, which range from one to 20 years, provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivables is reasonably assured. Amounts billed in advance of the service provided are recorded as deferred revenue. The Company also licenses space to customers at our co-location facilities. Revenues from nonrecurring installation charges are recognized ratably over the multi-year network services terms to which the nonrecurring charges relate provided there exists persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivables is reasonably assured.

COST OF REVENUE

Cost of revenue for fiber services consists primarily of right of way fees, dark fiber leases, real estate and co-location leases, purchase of last mile circuit services, network operations and maintenance costs. Right of way fees are paid primarily to utilities and public and private entities for the right to place fiber optic cable on their structures and property. Fiber leases are fees paid to other telecommunications providers for the use of their dark fiber over which we provide transport services. The Company leases real estate and co-location space to allow placement of network equipment to power the Company’s network. Last mile circuit services consist of services from other carriers and local phone companies to extend transport services beyond the Company’s network to a customer location. Network operations and maintenance consists primarily of labor, contractor services and utility costs. The Company’s accounting practices and policies with respect to leasing transactions include recording rent expense starting on the date it gains possession of leased property. Certain of the Company’s operating leases contain periods of free or reduced rent or contain predetermined fixed increases in the minimum rent amount during the lease term. For these leases, the Company recognizes rent expense on a straight-line basis over the expected life of the lease, including periods of free rent.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at depreciated historical cost adjusted for impairment and include fresh start adjustments. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of property are as follows:

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

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

ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. Use of estimates and assumptions include, but is not limited to estimated gains and losses related to the hosting business and building sites, purchase price allocation, allowance for doubtful accounts, credit reserve, the useful lives and ultimate realization of property, equipment, intangible assets, deferred tax valuation allowance and payroll and occupancy cost allocation between cost of revenue and selling, general and administrative expenses. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results may vary from these estimates under different assumptions or conditions.

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

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

DISCONTINUED OPERATIONS

The results of operations of the UK and US hosting businesses are reported as discontinued operations. The loss from discontinued operations for the three months ended June 30, 2007 relates to legal and professional fees.

On September 6, 2006, the Company closed the sale of its UK hosting business. The total sales price was $62 million. Of the total sales price, $3.1 million is being held in an escrow account until March 31, 2008 to cover potential indemnification claims related to this transaction. The Company also entered into a transition services agreement with the purchaser of the UK hosting business to provide certain services until March 31, 2007 and that agreement has been completed. The Company and the purchaser of the UK hosting business agreed to work together to remove the Company as an obligor on the lease of one of the facilities used by the UK hosting business. As a result, the Company, the purchaser, and the landlord of the property have agreed that the Company will post a security deposit in return for removing the Company’s lease obligation. The Company will deposit approximately $1.75 million that will be returned in three years from the date of execution of the agreement if certain conditions are met. It is expected this agreement will be executed in the fourth quarter of 2007. The pre-tax and after tax gain on the disposition of the UK hosting business was $46.2 million.

On November 1, 2006, the Company closed the sale of its US hosting business. The total sales price was $20 million, subject to various working capital adjustments. Of the total sales price, $2 million was placed in an escrow account to cover potential indemnification claims. The Company also entered into a transition services agreement with the purchaser of the US hosting business to receive and provide certain services until mid-2007. The buyer of the Company’s US hosting business agreed to provide the services called for under the transition services agreement it had entered into in connection with the sale of its UK hosting business.

The purchase and sale agreement calls for a working capital true-up to reflect actual working capital with defined adjustments at the sale date. On January 29, 2007 the Company provided the buyer with its calculation of the working capital adjustment, which would result in a payment by the buyer to the Company in excess of $2.0 million. To date, the Company and the buyer have not yet reached agreement on the amount of the working capital adjustment. In accordance with the purchase agreement, the parties retained a national public accounting firm to arbitrate this matter. Management expects a ruling by the arbitrator during the fourth fiscal quarter of 2007. The amount of working capital adjustment has not been included in the gain recorded in the nine months ended June 30, 2007 and will be recorded in the financial statements upon resolution of the working capital adjustment in accordance with the purchase agreement.

In connection with the sale of the Company’s US hosting business, a portion of the purchase price was held in escrow. On May 31, 2007, the buyer made claims under the indemnity provisions in the purchase agreement alleging breaches of certain representations and warranties. While the buyer has done nothing further to prosecute its indemnity claims, the amount claimed in its letter exceeds the money that is being held in escrow and the buyer has asserted a demand against the escrow and placed the escrow agent on notice of the demand. In reaction to the notice, the escrow agent has withheld disbursement of the escrow monies pending a joint instruction or court order. Most of the claims raised in the buyer’s letter also are the subject of a pending arbitration discussed above. The Company believes that in whatever forum these claims are asserted they have little merit. The Company also believes that pursuant to the terms of the escrow agreement, the escrow agent is required to release the escrow funds to the Company regardless of the indemnity claims and has commenced an action in New York State court seeking relief accordingly.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

Revenue from discontinued operations, operating income from discontinued operations and income (loss) from discontinued operations for the three and nine month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
In Thousands	2007	2006	2007	2006
Revenues from Discontinued Operations	$-	$16,292	$2,983	$48,612
Operating Income (loss) from Discontinued
Operations	$(742)	$931	$5,914	$1,954
Income (loss) from Discontinued
Operations (nine months ended June 30,
2007 includes gain on disposal of $6,430)	$(742)	$931	$5,914	$1,954

The results of discontinued operations are not included in the discussion below entitled “Results of Operations.”

RESULTS OF OPERATIONS

CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

REVENUE, NET: Revenue for the three months ended June 30, 2007 increased 6.1%, or $1.1 million, to $18.2 million from $17.1 million for the three months ended June 30, 2006. In the quarter ended June 30, 2007, the Company recorded an adjustment to decrease revenue by approximately $0.5 million. This adjustment primarily relates to the timing of revenue recognized since August of 2006 associated with one contract that was reclassed to deferred revenue in June of 2007.

Revenue breakdown for the major service lines are as follows:

Revenue from Lit Fiber Services for the three months ended June 30, 2007 increased 5.9%, or $1.0 million, to $16.4 million from $15.4 million for the three month period ended June 30, 2006. Revenue from Dark Fiber Services for the three months ended June 30, 2007 and 2006 were $1.1 million and $1.2 million, respectively. Revenue from Co-Location was $0.7 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively. This revenue increase is attributable to increased sales primarily to existing customers.

COST OF REVENUE: Cost of revenue for the three months ended June 30, 2007 decreased to $8.6 million from $9.8 million for the three months ended June 30, 2006. Cost of revenue has decreased primarily due to adjustments to reduce certain accruals by approximately $0.9 million. Cost of revenue as a percentage of revenues has decreased from 57.2% for the three months ended June 30, 2006 to 47.4% for the three months ended June 30, 2007. Absent the reduction in accrual balances, the cost of revenue as a percentage of revenues would have been 52.4% .

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses were $6.4 million for the three months ended June 30, 2007 as compared to $5.3 million for the three months ended June 30, 2006. The increase of $1.1 million is primarily attributable to an increase in legal and other professional fees of $1.2 million mostly related to the strategic initiatives.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

Corporate selling, general and administrative costs were $3.6 million in the third quarter of 2007 as compared to $3.2 million in the third quarter of 2006. These corporate expenses primarily relate to the executive, finance, information technology, human resources and legal departments. The $0.4 million increase was primarily caused by a $1.2 million increase in strategic initiative related professional fees offset by a decrease in corporate overhead costs as a result of the relocation of the corporate headquarters to Westborough, MA from New York, NY.

The three months ended June 30, 2007 includes $0.2 million of option related expenses and $0.3 million related to the former headquarters building in New York, NY. In accordance with the building sale agreement, the Company was contractually obligated to cover operating costs of the building through May 31, 2007. On May 31, 2007, the Company delivered the building vacant to the new owner in full satisfaction of its delivery requirement.

DEPRECIATION AND AMORTIZATION: Depreciation and amortization expenses for the three months ended June 30, 2007 were $3.9 million compared to $4.1 million for the three months ended June 30, 2006. This decrease is the result of the sale of the 139 Centre Street building partially offset by an increase in property additions.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the three months ended June 30, 2007 was $0.2 million, compared to $2.8 million for the three months ended June 30, 2006. The decrease is primarily due to the repayment of the 11% Senior Notes on November 1, 2006, the repayment of the 9% Senior Notes on October 20, 2006, and the repayment of the mortgage related to the building located at 139 Centre Street, New York, NY on September 30, 2006.

INTEREST INCOME. Interest income for the three months ended June 30, 2007 was $0.31 million, compared to $0.27 million for the three months ended June 30, 2006. This increase is the result of our greater average cash and restricted cash balances for the three months ended June 30, 2007 compared to June 30, 2006.

OTHER INCOME/EXPENSE, NET. Other income for three months ended June 30, 2007 was $0.1 million.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above in addition to the results from its discontinued operations, the Company reported a net loss attributable to common stockholders of $1.4 million, or $0.03 basic and diluted loss per share attributable to common stockholders, for the quarter ended June 30, 2007, as compared to a net loss attributable to common stockholders of $3.9 million, or $0.08 basic and diluted loss per share attributable to common stockholders for the three months ended June 30, 2006.

CONTINUING OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2006

REVENUE, NET. Revenue for the nine months ended June 30, 2007 increased 13.2%, or $6.4 million, to $55.0 million from $48.6 million for the nine months ended June 30, 2006.

Revenue breakdown for the major service lines are as follows:

Revenue from Lit Fiber Services for the nine months ended June 30, 2007 increased 13.8%, or $6.0 million, to $49.6 million from $43.6 million for the nine month period ended June 30, 2006. Revenue from Dark Fiber Services for the nine months ended June 30, 2007 and 2006 were $3.4 million and $3.5 million, respectively. Revenue from Co-Location was $2.0 million and $1.5 million for the nine months ended June 30, 2007 and 2006, respectively. This revenue increase is attributable to increased sales primarily to existing customers.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

COST OF REVENUE. Cost of revenue for the nine months ended June 30, 2007 increased to $27.8 million from $26.4 million for the nine months ended June 30, 2006. Cost of revenue increased primarily due to increased revenues partially offset by adjustments to reduce certain accruals by approximately $0.9 million. Cost of revenue as a percentage of revenues decreased from 54.4% for the nine months ended June 30, 2006 to 50.5% for the nine months ended June 30, 2007. Absent the reduction in accrual balances, cost of revenue as a percentage of revenues would have been 52.1% . The balance of the improvement is primarily due to certain fixed costs not increasing as a result of higher revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $18.4 million for the nine months ended June 30, 2007 as compared to $20.1 million for the nine months ended June 30, 2006. The decrease of $1.7 million is primarily the result of a non-cash expense of $1.6 million associated with options granted to our chairman of the board when he joined the Company in the first quarter of fiscal 2006.

Corporate selling, general and administrative costs were $10.5 million for the nine months ended June 30, 2007 as compared to $13.0 million in the nine months ended June 30, 2006. These corporate expenses primarily relate to the executive, finance, information technology, human resources and legal departments. The decrease was primarily caused by decreases in options expenses described above and a decrease in salary and benefit expenses of $0.9 million.

Corporate selling, general and administrative costs for the nine months ended June 30, 2007 includes $0.6 million of option related expenses, $0.5 million of severance and notice period labor costs related to the headquarters transition from New York, NY to Westborough, MA, and $0.8 million related to the former headquarters building in New York, NY. Under the building sale agreement, the Company was contractually obligated to cover operating costs of the building through May 31, 2007. On this day, the Company delivered the building vacant to the new owner in full satisfaction of its delivery requirement.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the nine months ended June 30, 2007 were $11.6 million compared to $11.0 million for the nine months ended June 30, 2006. This increase is the result of property additions since June 30, 2006.

INTEREST AND FINANCING EXPENSES. Interest and financing expense for the nine months ended June 30, 2007 was $1.9 million, compared to $7.5 million for the nine months ended June 30, 2006. The decrease is primarily due to the repayment of the 11% Senior Notes on November 1, 2006, the repayment of the 9% Senior Notes on October 20, 2006, and the repayment of the mortgage related to the building located at 139 Centre Street, New York, New York on September 30, 2006.

INTEREST INCOME. Interest income for the nine months ended June 30, 2007 was $1.3 million, compared to $0.5 million for the nine months ended June 30, 2006. This increase is the result of our greater average cash balances for the nine months ended June 30, 2007 compared to June 30, 2006.

OTHER INCOME/EXPENSE, NET. Other income for nine months ended June 30, 2007 was $0.8 million, compared to other income of $0.3 million also for the nine months ended June 30, 2006.

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS. As a result of the factors described above in addition to the results from its discontinued operations, including the gain of $6.4 million of the sale of the US hosting business, the Company reported a net income attributable to common stockholders of $2.9 million, or $0.06 basic and diluted income per share attributable to common stockholders, for the nine months ended June 30, 2007, as compared to a net loss attributable to common stockholders of $14.2 million, or $0.29 basic and diluted loss per share attributable to common stockholders for the nine months ended June 30, 2006.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

LIQUIDITY AND CAPITAL RESOURCES

During 2006, the Company conducted a strategic review which led to the divestiture of its hosting business and the building in which its New York headquarters was located. The proceeds from the divestitures were used to pay down the Company’s outstanding debt and are expected to provide sufficient funds to support and grow the current operations of the Company’s remaining transport business. As of June 30, 2007, the Company has available cash and cash equivalents of $24.6 million and substantially no long term debt.

As of June 30, 2007, the Company’s working capital decreased $60.7 million to $12.7 million as compared to $73.4 million as of September 30, 2006. The decrease in working capital as of June 30, 2007 was primarily due to the repayment of the 9% and 11% Senior Notes off-set by the net proceeds received from the sale of its US hosting business. Accounts receivable increased to $4.0 million at June 30, 2007 from $3.4 million at September 30, 2006. This increase is primarily the result of an unusually low balance at September 30, 2006 as a result of high collections for fiscal year end. In July 2007, cash collections totaled $6.8 million.

During 2006, the Company generated positive cash flow from operations and used those funds primarily for capital expenditures to support revenue growth in its transport business segment. This trend continued in the nine months of fiscal 2007. The Company believes that the combination of the existing positive working capital and continued positive cash flow from operations will allow it to continue to fund capital expenditures to support the existing revenue base and incremental revenue growth. Furthermore, management believes it can manage its working capital and liquidity position by carefully managing operating cost and controlling the rate of discretionary growth driven capital expenditures.

In connection with the sale of the Company’s US hosting business, a portion of the purchase price was held in escrow. On May 31, 2007, the buyer made claims under the indemnity provisions in the purchase agreement alleging breaches of certain representations and warranties. While the buyer has done nothing further to prosecute its indemnity claims, the amount claimed in its letter exceeds the money that is being held in escrow and the buyer has asserted a demand against the escrow and placed the escrow agent on notice of the demand. In reaction to the notice, the escrow agent has withheld disbursement of the escrow monies pending a joint instruction or court order. Most of the claims raised in the buyer’s letter also are the subject of a pending arbitration involving adjustments to the closing date balance sheet. The Company believes that in whatever forum these claims are asserted they have little merit. The Company also believes that pursuant to the terms of the escrow agreement, the escrow agent is required to release the escrow funds to the Company regardless of the indemnity claims and has commenced an action in New York State court seeking relief accordingly.

Also under the terms of the US hosting purchase agreement, the Company shared office space with the buyer of the US hosting business at its 139 Centre Street, New York, NY location through the end of April 2007. The Company agreed to continue to manage the costs of running, securing, and maintaining the shared building space through May 2007. To facilitate this arrangement, the buyer of the US hosting business provided to the Company $1.6 million, which was equal to six months of its estimated share of the building’s costs. This cash is to be used only as a recovery of the building costs incurred by the Company for the buyer of the US hosting business’ behalf. As of June 30, 2007, the Company’s obligations with respect to its former headquarters have been satisfied.

The Company has commitments under letters of credit, issued primarily to secure certain leases, totaling $7.1 million, inclusive of the letter of credit referenced below, at June 30, 2007. This amount is classified as long-term restricted cash on the June 30, 2007 balance sheet. Also, the Company has funds in escrow related to its sales of the US and UK hosting subsidiaries. Under the terms of the UK hosting purchase and sale agreement, $3.1 million remain in escrow through March 31, 2008 to secure certain post closing liabilities.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

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

NINE-MONTH PERIOD ENDED JUNE 30, 2007

As of June 30, 2007, the Company had cash and cash equivalents totaling $24.6 million compared to $6.0 million on June 30, 2006. This increase was mainly attributable to operating activities, investing activities and financing activities as described below.

OPERATING ACTIVITIES. Net cash provided by operating activities during the nine month period ended June 30, 2007 was $9.9 million as compared to net cash provided from operating activities of $9.5 million during the nine-month period ended June 30, 2006, or a increase of $0.4 million. The increase in cash provided by operating activities is primarily due to improved operating performance.

INVESTING ACTIVITIES. Net cash provided by investing activities during the nine-month period ended June 30, 2007 was $7.3 million. This was attributable to net cash proceeds from the sale of our US hosting business of $19.7 million, partially offset by the investment in restricted cash of $2.0 million and capital expenditures of $10.1 million.

FINANCING ACTIVITIES. Net cash used in financing activities during the nine-month period ended June 30, 2007 was $80.8 million, which was attributable to the payment to redeem substantially all of our senior notes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2007, $12.7 million of our cash and investments were restricted in accordance with the terms of certain collateral obligations. In addition, cash and cash equivalents at June 30, 2007 totaled $24.6 million. These amounts are primarily invested in short term variable rate money market accounts. We believe that we have limited exposure to financial market risks, including changes in interest rates. The fair value of our investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short-term nature of the majority of our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its report under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In connection with the preparation of the Form 10-Q for the periods ended June 30, 2007, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are ineffective at June 30, 2007 due to the material weakness in internal control described in the Company’s

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

management report on internal control over financial reporting included in Item 9A to its Form 10-K for the fiscal year ended September 30, 2006 (the “2006 Form 10-K”). The material weakness in internal controls identified in the 2006 Form 10-K related to insufficient accounting and finance resources. Since this material weakness has not been fully remediated, the Chief Executive Officer and Chief Financial Officer continue to conclude the Company’s disclosure controls and procedures are not effective.

During the nine months of fiscal 2007 management began strengthening the effectiveness and design of the internal controls related to the material weakness. In December 2006, a Vice President/Controller was hired. The new Vice President/Controller has substantial experience in financial reporting matters, internal controls and Sarbanes-Oxley. He is a Certified Public Accountant, and a former partner in a national public accounting firm. Most recently, he was the Vice President, Controller and Chief Accounting Officer of a Fortune 500 company. In that role he was responsible for implementation and continued compliance of the requirements of the Sarbanes-Oxley regulations. With the move of the Company’s headquarters from New York, NY to Westborough, MA, the Company hired replacement and new finance staff personnel. The hiring process focused on hiring employees with expertise in Sarbanes-Oxley compliance, financial reporting and internal auditing. Management believes the finance and accounting group is fully staffed. The finance and accounting group will be responsible for ensuring compliance with all aspects of Sarbanes-Oxley, ensuring all significant risks over financial reporting are identified and internal controls to address those risks are identified, evaluated, tested and remediated. In addition, an internal audit staff has been hired to perform testing of Sarbanes-Oxley compliance and other customary internal control related functions.

INTERNAL CONTROLS. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

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

In connection with the sale of the Company’s US hosting business, a portion of the purchase price was held in escrow. On May 31, 2007, the buyer made claims under the indemnity provisions in the purchase agreement alleging breaches of certain representations and warranties. While the buyer has done nothing further to prosecute its indemnity claims, the amount claimed in its letter exceeds the money that is being held in escrow and the buyer has asserted a demand against the escrow and placed the escrow agent on notice of the demand. In reaction to the notice, the escrow agent has withheld disbursement of the escrow monies pending a joint instruction or court order. Most of the claims raised in the buyer’s letter also are the subject of a pending arbitration involving adjustments to the closing date balance sheet. The Company believes that in whatever forum these claims are asserted they have little merit. The Company also believes that pursuant to the terms of the escrow agreement, the escrow agent is required to release the escrow funds to the Company regardless of the indemnity claims and has commenced an action in New York State court seeking relief accordingly.

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

ITEM 1A. RISK FACTORS

The Company may not complete the proposed Merger with RCN because:

•	the Company may fail to achieve the Adjusted Consolidated Revenue and Adjusted EBITDA targets that are contained in the Merger Agreement resulting in the failure to be satisfied of the corresponding condition to RCN’s obligation to consummate the Merger.

•	the Company may also experience one time events or other disruptions in its business as a result of the announcement of the proposed Merger with RCN, which may impact its Adjusted Consolidated Revenues and Adjusted EBITDA.

•	the Company may fail to obtain regulatory approvals or satisfy other conditions to the Merger.

Failure to complete the proposed Merger with RCN could result in a decline in the trading price of the Company’s common stock.

The Company may fail to meet its business and financial goals because of:

•	the diversion of management attention over the past year and in the future due to the Company’s pursuit of strategic initiatives, including the sale of its hosting business and the negotiation of, and efforts to complete, the proposed Merger with RCN;

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

•	disruptions in the Company’s relationships with its senior management or other employees, including the possible erosion of employee loyalty due to the proposed Merger with RCN;

•	disruptions in the Company’s relationships with existing or potential customers, including as a result of uncertainties resulting to the proposed Merger with RCN, which may impact the Company’s actual Adjusted Consolidated Revenues or Adjusted EBITDA;

•	the inability to pursue other strategic alternatives to the Merger with RCN while the Merger Agreement is in effect as a result of the restrictions contained in the Merger Agreement;

•	the lack of attractive strategic alternatives in the event that the proposed Merger with RCN is not completed; or

•	the advisory, legal and other professional costs associated with the Company’s pursuit of strategic initiatives, the sale of its hosting business and the proposed merger with RCN.

These risk factors may make it more difficult for the Company to achieve its business and financial objectives and could have an impact on its ability to complete the proposed Merger with RCN. See the Company’s 2006 Form 10-K for additional risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable.

NEON COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
(formerly GLOBIX CORPORATION)

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
By: /S/ Kurt Van Wagenen

Kurt Van Wagenen
Chief Executive Officer
Date: August 9, 2007
By: /S/ Eric J. Sandman

Eric J. Sandman
Principal Financial Officer
Date: August 9, 2007
By: /S/ John P. Stack

John P. Stack
Principal Accounting Officer
Date: August 9, 2007